Form 10KSB
period 1995-12-31
MAGNUM PETROLEUM INC /NV/
filed 1996-04-15
CIK 854271

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995 Commission File No. 1-12508

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to . ----------
     ----------

                             MAGNUM PETROLEUM, INC.
                 (Name of small business issuer in its charter)

           Nevada                                87-0462881
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                Identification No.)

           600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039
               (Address of principal executive offices) (zip code)

         Issuer's telephone number, including area code: (214) 401-0752


Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered

Common Stock ($.002 par value)                American Stock Exchange

Series C Preferred Stock ($.001 par value)    American Stock Exchange

Securities registered under Section 12(g) of the Act:  None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                                              Yes X   No___

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year.               $   648,574
                                                                     -----------

As of April 12, 1996, the aggregate market value of voting stock held by non-affiliates, computed by reference to the average of the bid and asked price, was $41,104,117.

The number of shares outstanding of the Issuer's common stock at March 31, 1996:
11,607,958

                     1995 ANNUAL REPORT (S.E.C. FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1   Business..............................................................3
Item 2   Properties - Oil and Gas Operations..................................12
Item 3   Legal Proceedings....................................................18
Item 4   Submission of Matters to a Vote of Security Shareholders.............18


                                     PART II

Item 5   Market for the Company's Common Stock and Related Matters............19
Item 6   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................20
Item 7   Consolidated Financial Statements and Unaudited
                  Supplemental Information....................................24
Item 8   Change in and Disagreement with Accountants
                  on Accounting and Financial Disclosure......................25


                                    PART III

Item 9   Directors and Executive Officers of the Registrant...................26
Item 10  Executive Compensation...............................................30
Item 11  Security Ownership of Certain Beneficial Owners and Management.......31
Item 12  Certain Relationships and Related Transactions.......................32


                             PART IV AND SIGNATURES

Item 13  Exhibits, Financial Statement Schedules and Reports on Form 8-K......32
         Signatures...........................................................34

                                     PART I

Item 1. Description of Business
- -------------------------------

     Business Development.
     ---------------------

     Magnum Petroleum, Inc. (hereinafter referred to as the "Company") was incorporated under the laws of the State of Nevada on February 10, 1989 originally under the name Master Ventures, Inc. and registered a public offering of its securities in 1989 pursuant to a Registration Statement on Form S-18, Commission File No. 33-30298-D. Subsequently, the Company became engaged in the oil and gas business and changed its name to Magnum Petroleum, Inc. on October 1, 1990. Due to its operations in various states, the Company is also registered as a foreign corporation qualified to do business in the states of California, Oklahoma and Texas. During the past three years, the Company's primary focus has been the acquisition and development of oil and gas properties and raising working capital through both the private and public sale of its common and preferred stock.

     On November 12, 1993, a Registration Statement filed by the Company on Form SB-2 was declared effective by the Securities and Exchange Commission. Pursuant to such offering a total of 517,500 Series C Units were sold at $10.00 per Unit. The Company realized net proceeds from such offering after commissions, legal and accounting fees and printing and other costs of the offering, of approximately $4,376,158. Each Series C Unit consisted of one share of Series C convertible, redeemable preferred stock, $.001 par value, and three redeemable Warrants. The Series C preferred stock is convertible at the option of the holder at any time into three shares of the Company's common stock. The shares of Series C preferred stock will automatically convert into three shares of common stock if, during any twenty consecutive trading days, the closing bid price of the common stock equals or exceeds $5.00 per share. The Series C preferred stock became redeemable on November 12, 1995 and will thereafter be redeemable, in whole or in part at the option of the Company upon thirty days notice at $10.50 per share, plus accrued and unpaid dividends to the redemption date. Each Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.50 per share, until November 12, 1998. However, the Company filed a post effective amendment to such registration statement to update the prospectus, which was declared effective November 15, 1994, and during the period from November 15, 1994 through February 16, 1995, (the "Discount Period") the Company offered to holders of warrants a limited opportunity to exercise their warrants during the Discount Period at a discounted exercise price of $4.00 per share. During the Discount Period, 833,324 Warrants were exercised at $4.00 per share, resulting in the receipt of $3,333,298 in gross proceeds by the Company. The remaining Warrants are callable and can be redeemed by the Company for $.02 per Warrant upon thirty days notice at any time after November 12, 1995, or earlier if the closing bid price of the common stock equals or exceeds $6.75 for five consecutive trading days.

     On July 21, 1995, the Company executed a definitive agreement to combine with Hunter Resources, Inc. ("Hunter"), a Boston Stock Exchange publicly traded company, subject to Hunter shareholder approval (the "Business Combination"). Pursuant to the definitive agreement, the Company issued to Hunter 2,750,000 shares of newly issued restricted common stock in exchange for substantially all of the assets of Hunter subject to its liabilities. Hunter's assets primarily consisted of capital stock ownership in wholly-owned subsidiaries and capital stock ownership interests in limited liability companies ("Hunter Subsidiaries").

     On December 19, 1995 to be effective December 22, 1995, the Company and Hunter entered into an amended Agreement and Plan of Reorganization and Plan of Liquidation. The amendment was executed by Hunter shareholders holding in excess of fifty percent (50%) of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter. The amended Agreement provided for the issuance to Hunter of an additional 2,335,077 shares of newly issued restricted common stock and 111,825 shares of Series C preferred stock. In summary, the total consideration paid by Magnum for the Hunter subsidiaries was 5,085,077 shares of restricted common stock and 111,825 shares of Series C preferred stock.

     As the amended Agreement was executed by Hunter shareholders owning in excess of fifty percent (50%)of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter, all subsequent discussions and disclosures in this document will, unless otherwise stated, include the business operations of the Hunter Subsidiaries.

     The Hunter Subsidiaries are engaged in four principal activities: (1) the acquisition, production and sale of crude oil, condensate and natural gas; (2) the gathering, transmission, and marketing of natural gas; (3) the business of managing and operating producing oil and natural gas properties for interest owners; and (4) providing consulting and U.S. export services to facilitate Latin American trade in energy products. The Company intends to continue to use and manage the Hunter Subsidiaries and their underlying assets in the similar manner as previously conducted by Hunter.

     The Company shares and the interests in the Hunter Subsidiaries are held in escrow pending formal shareholder approval of the Business Combination at the Hunter shareholder meeting.

     In negotiating the number of common and preferred shares to be issued to Hunter for the acquisition of the Hunter Subsidiaries, consideration was given to the value of the assets of each of the Hunter Subsidiaries, the proved oil and gas reserves of the Hunter Subsidiaries (as applicable), the assumption of existing liabilities, and the market value of the Company's common and preferred shares (prior to the date of the amended agreement through the date that the definitive agreement was executed and announced).

     As a result of the issuance of the common and preferred shares to Hunter by the Company, Hunter is the owner of approximately 43.8% of the Company's total issued and outstanding common stock. After approval of the Business Combination at the Hunter shareholder meeting anticipated in June 1996, the common and preferred shares issued by the Company will be subsequently distributed to the respective Hunter shareholders. Shareholders of Hunter common stock are expected to receive one common share for every 3.916 common shares of Hunter redeemed. Shareholders of Hunter preferred stock are expected to receive 1.241 shares of Magnum Series C preferred stock and 3.987 shares of Magnum common stock for every share of Hunter preferred redeemed.

     Effective December 31, 1995, Lloyd T. Rochford, the then current President, Chief Executive Officer, Chief Financial Officer and a director of the Company, resigned as an officer, but assumed the position of Chairman of the Company. In addition, Stanley McCabe resigned as an officer of the Company but has also remained as a director. A new board of directors was appointed for the Company at this time. The new board consists of Lloyd T. Rochford as Chairman, Matthew
C. Lutz as Vice Chairman, Gary C. Evans, Stanley McCabe, James E. Upfield, Gerald W. Bolfing and Oscar C. Lindemann. An audit committee was appointed consisting of non-officer directors which include Oscar C. Lindemann, Gerald W. Bolfing and Stanley McCabe. Mr. Evans was appointed President and Chief Executive Officer of the Company. Mr. Lutz also was appointed Exploration and Business Development Manager. Steven P. Smart was appointed Senior Vice President and Chief Financial Officer and William C. Jones was appointed Secretary.

     Business of Company.
     --------------------

     General
     -------

     The business purpose of the Company is to engage in four principal activities: (1) the acquisition, production and sale of crude oil, condensate and natural gas; (2) the gathering, transmission, and marketing of natural gas;
(3) the business of managing and operating producing oil and natural gas properties for interest owners; and (4) providing consulting and U.S. export services to facilitate Latin American trade in energy products. In most instances, the Company acts as operator of the oil and gas properties in which it has acquired an interest.

     The Company pursues its business through the acquisition of oil and gas mineral leases, gas gathering systems, and producing oil and gas properties. Based upon each specific mineral lease situation as well as geological and engineering interpretations, the Company either develops its inventory of leases through the drilling of an oil and/or gas well, redrills or recompletes an existing well or manages and operates existing wells located on such leases for the production of oil and/or gas reserves located thereon. The Company currently has an interest in oil and gas mineral leases, gas gathering pipeline systems and wells producing hydrocarbons that are located in the states of California, Oklahoma, New Mexico, Kansas, Louisiana, Mississippi and Texas. At the present time, the Company does not intend to pursue its activities beyond those seven states; however, the Company will evaluate other opportunities for the development of oil and gas reserves and related assets and given the right circumstances, may become involved in these activities in states other than those in which it is currently involved.

     The Company currently acts as an "operator" of oil and gas properties, through its wholly-owned subsidiary, Gruy Petroleum Management Co., in six of the seven states mentioned above. In this capacity, the Company is responsible for the daily activities of producing oil and/or gas from individual wells and leases located within those states. The Company's functions are focused primarily towards management of the properties to maximize profitability and supervision of its field employees. Additionally, the Company contracts with individuals doing business within the proximity of the wells, more commonly referred to as "pumpers", for performing the various tasks that are required to maintain the production of oil and/or gas of the wells. The Company is not a user or refiner of the oil and/or gas produced, except as it may relate to the operation of wells that may produce gas. Once extracted from the ground, the Company either connects the production to a pipeline gathering system, in the case of gas, or stores the crude oil in storage tanks located in the near proximity of the producing field, for collection by an oil purchaser. The properties that the Company operates are located in areas which are typically serviced by more than one crude oil purchaser and a gas pipeline gathering system is generally within a relatively close proximity of the natural gas being produced.

     Since 1992, the Company has been actively involved in making acquisitions of oil and gas and other related properties, entering into operating agreements for such properties, and raising capital by selling its securities to make such acquisitions. As a result, the Company now operates and holds working interests in over two hundred producing oil and gas wells. The properties in which the Company has acquired interests also contain proved undeveloped reserves that require additional drilling, workovers, waterflooding or other forms of enhancement to become productive. In addition to acquiring such properties, the Company has engaged in exploration and development activities by drilling new wells on such properties during the past several years.

     Acquisition of Additional Properties
     ------------------------------------

     The Company will continue to evaluate and select additional prospects and leases for acquisition and development, which management considers appropriate for the purposes of the Company. Such prospects may be located anywhere in the United States. The principal purpose of the Company in such acquisitions will be to seek and acquire properties which presently are producing oil and/or gas and are generating sufficient revenues from such properties to provide the Company with the potential to significantly increase cash flow.

     To the extent the Company continues seeking additional acquisitions of producing oil and gas properties, it competes with many other entities which seek to acquire similar assets. The operations and expenditures on behalf of the Company are minor in relation to total operations conducted and in comparison to amounts expended by all entities operating within this industry. The total number and identity of producing oil and gas properties and proved developed leases acquired by the Company will depend upon, among other things, on a combination of the total amount of capital available to the Company, the latest geological and geophysical data available, and the continuation of a sufficient supply of properties which may become available for purchase.

     Because management is responsible for selecting additional acquisitions, it continually engages in a process of reviewing and analyzing prospects submitted by oil and gas operating companies, investment bankers, geologists, engineers and others within the energy industry. In some circumstances, prospects may, in addition to the usual royalty paid to the landowner, have the burden of an overriding royalty for the benefit of the entity or person submitting prospects to the Company.

     These royalty interests do not share in any expense of drilling, development, completion, operating and other costs incident to the production and sale of oil and gas. The Company seeks to acquire leasehold interests which will create the maximum revenue interest attributable to the working interest owners in leases acquired by the Company.

     The following information and factors are considered by the management in connection with each decision to acquire a Property for the Company:

     (a)  The amount of uncommitted funds then available;
     (b)  The current production and expected future cash flow therefrom;
     (c)  The geologic and  geographic  region in which the property is located;
          and
     (d) The nature and extent of geological and engineering data available concerning the property.

     Oil and gas production, prospects, and leases have been and will continue to be acquired by the Company from various industry sources, including, without limitation, landowners, lease brokers, operating companies, investment bankers and other persons or companies engaged in the business of acquiring and dealing in oil and gas properties. In that regard, leases which are purchased by the Company may be whole or fractional interests in oil and gas properties, and if fractional, a portion of the costs of development may be borne by the parties possessing the remaining fractional interests. The Company may also from time to time enter into joint ventures or farmout arrangements to acquire or develop properties.

     Drilling Agreements and Operation of Wells
     ------------------------------------------

     In addition to acquiring producing oil and gas properties, the Company may use its working capital and available line of credit for drilling and other development on the properties in which the Company has acquired interests, to the extent funds permit. The Company does not own drilling equipment and consequently sub-contracts the drilling, redrilling or workover of wells for which it is designated the operator. When the Company is acting as the operator, it will typically enter into a drilling agreement with an independent drilling contractor. The Company either compensates the drilling contractor on i) a footage contract, ii) an hourly arrangement during the drilling, testing and completion phase of each well, or iii) seeks a fixed price or turn-key agreement. The drilling contractor is typically allowed to utilize other selected independent contractors, each of which is experienced in providing drilling related services in the area, to conduct certain activities on behalf of the Company.

     The Company manages all day-to-day operations of the Company's wells, leases and prospects for which it is the operator. While the Company may enter into agreements with other parties for specific services, such agreements will keep management functions within the control of the Company. The Company utilizes its in-house technical personnel to provide geological, geophysical, engineering and other services and when necessary, retains these services on a contractual basis from within the industry. The Company reviews and analyzes all prospects, drilling and logging data, engineering information and production data, and monitors all expenditures made on behalf of the Company by any third party engaged as a subcontractor.

     The Company will from time to time determine that it is in its best interest to drill either exploratory or development wells on properties in which it has acquired an ownership interest. Management will have the responsibility to determine whether any well should, at any point, be abandoned. In the event that a well is lost at any depth, either vertically or horizontally, by reason of any accident or casualty, or if igneous rock or other impenetrable substances are encountered, or loss of circulation or other conditions render further drilling impractical by methods to be employed, the Company may elect to plug and abandon a well and cease operations on the prospect or to plug and abandon a well and commence drilling an additional well on the prospect.

     Timing of Acquisitions/Operations
     ---------------------------------

     The Company is continually evaluating the acquisition of additional proven oil and gas properties and other oil and gas companies. Additionally, the Company may commence drilling on existing prospects as it deems appropriate. The Company believes that it has available suitable prospects and leases for future development.

     Gas Gathering, Transmission and Marketing
     -----------------------------------------

     Hunter Gas Gathering, Inc. (formerly IOM, Gas, Inc.), a wholly owned subsidiary of the Company, owns and operates three gas gathering pipeline systems located in the states of Oklahoma, Texas and Louisiana. Compression services are provided by this subsidiary on all three systems through equipment leases from third parties. The North Appleby system is located primarily in Nacogdoches County, in East Texas. Approximately 39 wells are connected to the system. Approximately 100 mmcf per month is delivered through the system into a Natural Gas Pipeline Co. pipeline. The Schulter system is located in Okmulgee County, Oklahoma. Approximately 10 mmcf per month is delivered from 38 wells into the Enogex pipeline. The Longwood system is located in Caddo Parish, Louisiana. Approximately 30 mmcf per month flows through the system from 28 wells, and the gas is delivered into the Koch-Gateway pipeline. A substantial portion of the gas delivered through these systems is marketed by the Company as an added service to the producers from whom the Company acquires the gas.

     Petroleum Management and Consulting Services
     --------------------------------------------

     Gruy Petroleum Management Co. ("Gruy") has a 37-year history of managing properties for banks, financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. The Company provides drilling, completion, field inspections, joint interest billings, revenue receipt and distribution services, regulatory filings with the appropriate state and federal authorities, management of limited partnership interests, gas marketing, environmental compliance services, expert witness testimony and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties located in five states, predominately within the Mid-Continent, West Texas, Eastern New Mexico and the Gulf Coast regions of the United States.

     Insurance
     ---------

     The  Company maintains insurance coverage generally as follows:

     (a) Employer's liability insurance in certain states covering injury or death to any employee who may be outside the scope of the worker's compensation statute;
     (b) Commercial general liability insurance for bodily injury and property damage, including property damage by blow-out and cratering, completed operations, and broad form contractual liability with respect to any contract into which the operator may enter into;
     (c) Automobile liability insurance covering owned, non-owned and hired automotive equipment;
     (d)  Umbrella liability insurance; and
     (e) Operator's insurance covering the costs of controlling a blow-out, and seepage and pollution liability, when deemed appropriate on certain properties.

     The Company attempts to obtain such insurance in amounts management believes to be reasonable and standard. Such coverage will likely not fully protect the Company from any specific casualty or loss. There is no assurance such insurance will always be available to the Company and on terms the Company can afford.

     The Company is subject to, and to the best of its knowledge and belief is currently in compliance with all bonding requirements (such as those relating to plugging and abandonment) that are imposed by each of the states in which the properties for which the Company acts as operator are located.

     Competition.
     ------------

     The oil and gas industry is a highly competitive industry. Competitors include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have financing resources, staffs and facilities substantially greater than those of the Company. In addition, the Company frequently encounters competition in the acquisition of oil and gas properties, gas gathering systems, and in its management and consulting business. The principal means of competition are the amount and terms of the consideration offered. When possible, the Company tries to avoid open competitive bidding for acquisition opportunities. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. While it is not possible for the Company to state accurately its position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

     Business Risks and Regulation.
     ------------------------------

     The Company's operations are affected in various degrees by political developments, federal and state laws, and regulations. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry. They are all affected by the changes in such laws, by changing administrative regulations, and by the interpretation and application of such rules and regulations.

     Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability. Sales of crude oil, condensate and natural gas liquids by the Company can be made at uncontrolled market prices.

     Changing Oil and Natural Gas Prices and Markets -- The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels, and the effects of state and federal regulation of oil and natural gas production and sales. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

     For over a decade, there has been a significant overall decline in the demand for natural gas in the United States and in the prices paid for oil and gas. The oversupply was caused primarily by a decrease in market demand and unusually warm weather conditions. Seasonal variations exist to the extent that the demand for natural gas is somewhat lower during the summer months than during the winter season. Gas prices have been extremely volatile over the past several years and it is not known whether or not a current surplus in natural gas deliverability exists as has been the case over the past six (6) years. Crude oil prices are affected by a variety of factors. Since domestic crude oil price controls were lifted in 1981, the principal factors influencing the prices received by producers of domestic crude oil have been the pricing and production of the members of the Organization of Petroleum Exporting Countries ("OPEC"). While the Company cannot predict the future prices of oil and natural gas, the potential for further price volatility is probable and the possibility of price declines exist as has been experienced in the past.

     The Company's production revenues and the carrying value of its oil and natural gas properties are affected by changes in oil and natural gas prices. Moreover, the Company's current borrowings under certain credit facilities, its borrowing capacity and its ability to obtain additional capital in the future are directly affected by oil and natural gas prices.

     Federal   Regulation  of  Sales  of  Natural  Gas  --   Historically,   the
transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA). In addition, since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the Federal Energy Regulatory Commission ("FERC"). The provisions of these acts and regulations are complex. However, as a result of the enactment of the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), the remaining restrictions imposed on the NGA and the NGPA with respect to "first sales" terminate on the earlier of January 1, 1993 or the expiration of the applicable contract. Any gas not otherwise deregulated prior to January 1, 1993 was deregulated as of that date. The effect of the Decontrol Act is to remove all remaining price controls under the NGPA and to remove all remaining FERC certificate and abandonment jurisdiction otherwise applicable to producers under the NGA.

     Several major regulatory changes have been implemented by the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry which remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of the complex and overlapping rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have note become final but are still pending judicial and FERC final decisions.

     FERC has issued Orders 636 and 636-A for the purpose of restructuring the gas pipeline sales and transportation services in the United States to promote competition in all phases of the gas industry. The impact of these FERC Orders has significantly altered the traditional way natural gas has been purchased, transported, and sold. The restructuring requirements that have emerged from the administrative and judicial review process has varied significantly from those previously in effect.

     The price at which the Company's natural gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil and coal and competition among various natural gas producers and marketers.

     Environmental Regulation -- Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of the effect on oil and gas exploration, development and production operations. At present, substantially all of the Company's U.S. production of crude oil, condensate and natural gas is in states having conservation laws and regulations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. The Company is able to control directly the operations of only those wells for which it acts as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

     State Regulation -- State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The Railroad Commission of Texas regulates the production of oil and natural gas produced by the Company in Texas. Similar regulations are in effect in all states in which the Company produces oil and natural gas. Most states in which the Company owns and operates properties have statutes, rules or regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishing of maximum rates or production from oil and gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties. Some states have enacted statutes prescribing ceiling prices for gas sold within their state.

     Many states have issued new regulations under authority of the Clean Air Act Amendments of 1990, and such regulations are in the process of being implemented. These regulations may require certain oil and gas related installations to obtain federally enforceable operating permits and may require the monitoring of emissions; however, the impact of these regulations on the Company is expected to be minor. Several states have also adopted regulations on the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in oil and gas operations.

     Employees
     ---------

     The Company has a total of 14 employees, all of whom are employed full-time. Three of the Company's four officers are employed by the Company on a full-time basis and William C. Jones, Secretary, consults with the Company on a part-time basis.

Item 2. Properties
- ------------------

     General.
     --------

     The following tables summarize certain information regarding the estimated proved oil and gas reserves as of December 31, 1995 and 1994 and estimated future net revenues from oil and gas operations of the Company as of the same dates. Such estimated reserves and future net revenues for 1995, as set forth herein and the Supplemental Information to the Company's Consolidated Financial Statements, are primarily based upon reports prepared in-house by registered petroleum engineers and subsequently audited by James J. Weisman, Jr., an independent registered petroleum engineer. The 1994 estimates were based upon reports prepared by Hensley Consultants, Inc., an independent registered petroleum engineering firm. All such reserves are located in the continental United States.

     The reserve data herein represent only estimates that are based on subjective determinations. Accordingly the estimates are expected to change as additional information becomes available. Of necessity, estimates of oil and gas reserves are projections based upon engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced, or that the estimated revenues will be realized within the periods indicated. It should be noted that petroleum engineering is not an exact science but instead involves estimates based upon many factors, some of which are known but most of which are unknown.

     Oil and gas prices used herein are based on the most current price available at the time the respective reserve studies were prepared. The average price used in the following estimates at December 31, 1995, was $17.50 per Bbl of oil and $2.03 per Mcf of gas (includes higher prices received on "rich" or "wet" BTU gas and condensate). Lease operating costs are based on historical operating expense records.

     The Company accounts for its oil and gas properties using the full cost method, which requires the Company to compare the net capitalized costs of its oil and gas properties to the present value of the projected cash flows from the associated oil and gas reserves. Substantially all of the Company's oil and gas properties are pledged as collateral on a promissory note payable to a bank.

     Proved Oil and Gas Reserves.
     ----------------------------

     Oil reserves are expressed in barrels (Bbl) and gas reserves are expressed in thousands of cubic feet (Mcf). The following table sets forth proved reserves considered to be economically recoverable under normal operating methods and existing conditions, at prices and operating costs prevailing at the date thereof.

                                                    Proved Oil and Gas Reserves
                                                         As of December 31,
                                               1995                            1994
                                    Oil (Bbls)      Gas (Mcf)       Oil (Bbls)      Gas (Mcf)
                                    ----------      ---------       ----------      ---------
Proved Developed Reserves           1,681,841       8,796,748          239,795        394,872
Proved Undeveloped Reserves         2,085,898       5,275,168        1,020,725      4,519,335
                                    ---------       ---------        ---------      ---------
Total Proved Reserves               3,767,739      14,071,916        1,260,520      4,914,207
                                    =========      ==========        =========      =========


Definition of Reserves -- The reserve categories are summarized as follows:

     Proved developed reserves are those quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, demonstrate with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. This classification includes: (a) proved developed producing reserves which are those expected to be recovered from currently producing zones under continuation of present operating methods; (b) proved developed non-producing reserves consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack of market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells and are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.

     Proved undeveloped reserves are those reserves which may be expected either from existing wells that will require an expenditure to develop or from undrilled acreage adjacent to productive units which are reasonably certain of production when drilled. Future development costs have been estimated to be approximately $6,951,000 at December 31, 1995 with significant expenditures expected to begin in 1996 and 1997.

     No other estimates of total proven net oil or gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

     Estimated Future Net Revenues.
     ------------------------------

     The following table sets forth an estimate of future net revenues after deducting applicable production and ad valorem taxes, future capital costs and operating expenses, but before consideration of federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine the "present value". The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made in accordance with current Securities and Exchange Commission guidelines concerning the use of constant oil and gas prices and operating costs in reserve evaluations.


                                       Estimated Discounted
                                       Future Net Revenues
                                        As of December 31,
                                      1995             1994
                                      ----             ----
Developed                        $  19,036,205    $  5,337,427
                                 =============    ============

Developed and Undeveloped        $  37,209,330    $  7,774,810
                                 =============    ============

     Oil  and Gas Production.
     ---  -------------------

     The following table sets forth the approximate net production attributable to the Company's oil and gas interests for the periods indicated.


                             Net Production
                           For the Year Ended
                               December 31,
                          1995             1994
                          ----             ----
Oil (Bbls)               29,972           41,835
                         ======           ======
Natural Gas (Mcf)       102,056           88,176
                        =======           ======


     The following table sets forth, for the fiscal years 1995 and 1994: 1) the weighted average sales price per barrel of oil and Mcf of gas shown separately; and 2) the average lifting cost per unit of production of oil and gas are shown together on an equivalent basis. Net quantities are the portion allocable to the Company's interest in the property. The unit of production for purposes of averaging costs is barrels. Mcf of gas is converted to barrels at the rate of 6 to 1.


                                                  Average Sales Price
                                                  For the Year Ended
                                                     December 31,
                                                 1995             1994
                                                 ----             ----
Average Sales Price<F1>
  Oil (Bbl)                                     $ 15.60          $ 14.20
                                                =======          =======
  Natural Gas (Mcf)                             $  1.46          $  1.53
                                                =======          =======
Average Production Cost<F2>
  Per equivalent barrel<F3>                     $  5.69          $  5.57
                                                =======          =======
  Per dollar of sales                           $  0.43          $  0.44
                                                =======          =======

<F1> Before deduction of production taxes.

<F2> Excludes depletion, depreciation and amortization. Production cost includes
     lease   operating   expenses  and  production  and  ad  valorem  taxes,  if
     applicable.

<F3> Gas production is converted to equivalent barrels at the rate of six mcf of gas per barrel, representing the estimated relative energy content of natural gas and oil.

     PRODUCTIVE WELLS. The total gross and net wells, expressed separately for oil and gas, as of December 31, 1995 and 1994 are as follows:


                               Productive Wells<F2>
                               As of December 31,
                                      1995
                                      ----

                                     Gross<F1>                                        Net<F1>
Location              Oil             Gas             Total            Oil             Gas            Total
- --------              ---             ---             -----            ---             ---            -----
Texas                 133              19               152           44.19           8.87            53.06
Oklahoma              262              21               283           60.22           7.78            68.00
Mississippi             4               0                 4            2.98              0             2.98
New Mexico              3               4                 7            2.48           1.14             3.62
Kansas                  2               0                 2            1.74              0             1.74
California             14               0                14            1.05              0             1.05
                     ----             ---              ----          ------          -----           ------
                      418              44               462          112.66          17.79           130.45
                      ===              ==               ===          ======          =====           ======


                                      1994
                                      ----

                                     Gross<F1>                                        Net<F1>
Location               Oil            Gas             Total            Oil             Gas            Total
- --------               ---            ---             -----            ---             ---            -----
Texas                  13               2               15            11.35           1.00            12.35
Oklahoma               19               2               21            15.90           1.80            17.70
California             15               0               15             1.30              0             1.30
                       --               -               --           ------         ------           ------
                       47               4               51            28.55           2.80            31.35
                       ==               =               ==            =====           ====            =====

<F1> The  number  of  gross  wells  is the  total  number  of  wells  in which a fractional working interest is owned. The number of net wells is the sum of the fractional working interests owned by the Company in gross wells expressed in whole numbers and decimal fractions thereof.

<F2> There  were no  producing  wells in 1995 or 1994 that were  producing  from multiple completion zones.

     The Company does not own any properties outside the United States and all of its properties are within a single geographic area as defined in SFAS No. 69. Wells that produce both oil and gas are treated as oil wells herein.

     Drilling Activity.
     ------------------

     The Company did not engage in any drilling activities until 1992. During 1995, the Company participated in the drilling of two exploratory wells, both of which are commercially productive wells. During 1994, the Company participated in the drilling of three wells, two of which were commercially productive and one non-commercial well. The Company also drilled a saltwater injection well. These drilling activities resulted in a total of .6 net productive development wells being net productive development wells being drilled in 1995 and .5 net productive development wells being drilled in 1994.

     Developed and Undeveloped Acreage.
     ----------------------------------

     The following tables set forth the approximate gross and net acres of productive properties in which the Company had a leasehold interest as of December 31, 1995 and 1994. "Gross" acres refers to the total acres in which the Company has a working interest, and "net" refers to the sum of the fractional working interests owned by or attributable to the Company in gross acres. Developed acreage is that acreage spaced or assignable to productive wells. Undeveloped acreage is considered to be that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proven reserves.

                                        Leasehold Acreage
                                        As of December 31,
                            Developed                       Undeveloped
                            ---------                       -----------
                   Gross Acres       Net Acres      Gross Acres       Net Acres
1995                 65,418            23,333           3,665            3,581
1994                  4,550             3,224          14,592            6,006


     Essentially all of the Company's oil and gas interests are working interests or overriding royalty interests under standard onshore oil and gas leases, rather than mineral ownership or fee title. The defensibility of the Company's title to such interests in most cases is supported by written title opinions. Substantially all of the Company's oil and gas properties are pledged to a financial institution under certain credit agreements.

     CUSHING DISPOSAL. On June 5, 1992, pursuant to a Stock Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Cushing Disposal, Inc. (hereinafter referred to as "Cushing"). Cushing operates a saltwater disposal facility located approximately three miles north of Cushing, Oklahoma. The facility has been in existence since 1985, is suitably located and is easily accessible for haulers and vacuum truck companies in that area. The facility is commercially licensed to dispose of non-toxic and non-hazardous materials and primarily services the oil industry through the disposition of salt water. The saltwater or other non-hazardous or non-toxic waste water is being injected into a well with a casing size of 5 1/2 inches and a depth of 4249 feet. At this depth, the fluids are being injected into the "Arbuckle Formation", which is the only formation known to the Company in an extended surrounding area that will accept 4,000 Bbls of fluid per day. Furthermore, the "Arbuckle Formation" is gravity fed, thus it requires no pressure when injecting fluid through this well. In addition to operating Cushing as set forth above, the Company uses the offices and real estate owned by Cushing, as a field office and storage yard.

     Office Space.
     -------------

     The Company leases office space as follows:

         Location                      Square Feet            Lease Expires
         --------                      -----------            -------------
  Irving (Las Colinas) Texas              7,439              November 1, 2001


     Title of Properties.
     --------------------

     Title to the properties acquired by the Company is subject to royalty, overriding royalty, carried and other similar interests, contractual arrangements customary in the oil and gas industry, liens incident to operating agreements, liens for current taxes not yet due and to other comparatively minor encumbrances. The Company's oil and gas properties and gas gathering systems are mortgaged to secure borrowings under its bank credit agreements.

     Delivery Commitments.
     ---------------------

     The Company is not obligated to provide any fixed or determinable quantity of oil or gas in the future under existing contracts or agreements.


Item 3. Legal Proceedings.
- --------------------------

     Gruy Petroleum Management Co. is involved in several legal and administrative proceedings arising in the ordinary course of its oil and gas management business, none of which are material in the opinion of Management. Although the ultimate outcome of these proceedings cannot be ascertained at this time, management believes that the ultimate resolution of these matters will be favorable. See Note 11 to the Financial Statements (Item 7 of this Form 10-KSB).


Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

     The Company had no matters requiring a vote of security holders during the fourth quarter of 1995 nor any as of March 31, 1996.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.
- -----------------------------------------------------------------

     (a)  Market information.

     In March 1996, the Company' s Common Stock, Series C Preferred Stock and Warrants graduated to a full listing on the American Stock Exchange. Historically, the Common Stock of the Company has been listed on the American Stock Exchange Emerging Company Marketplace ("AMEX.EC") since November, 1993, under the symbol MPM.EC. Prior to November, 1993 the Common Stock was quoted on the National Association of Securities Dealers, Inc. OTC Bulletin Board under the symbol MNMP. The Company's Series C Preferred Stock and Warrants previously contained in the Units offered and sold pursuant to the Original Prospectus were also approved for listing, upon issuance, on the AMEX.EC under the symbols MPM.PR.EC and MPM.WS.EC, respectively. There is no assurance that the public trading markets for the Company's securities will continue in the future. The following table sets forth, for each calendar quarter during the last two fiscal years, the high and low trading prices for the Company's Common Stock on the American Stock Exchange and the AMEX.EC, where applicable. Such bid price quotations represent interdealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

          Quarter Ended                            High               Low
          -------------                            ----               ---
          March 31, 1994                          $ 3.375            $ 2.50
          June 30, 1994                           $ 5.25             $ 2.25
          September 30, 1994                      $ 3.625            $ 2.625
          December 31, 1994                       $ 4.9375           $ 3.25

          March 31, 1995                          $ 5.00             $ 3.75
          June 30, 1995                           $ 4.6875           $ 3.375
          September 30, 1995                      $ 4.75             $ 3.3125
          December 31, 1995                       $ 4.1875           $ 2.8125

     (b)  Holders.

     As of December 31, 1995, there were approximately 600 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Except for the payment of dividends at the stated rate on the existing Series C Preferred Stock, it is the present intention of management to utilize all available funds for the development of the Company's business. In addition, the Company may not pay any dividends on common equity unless and until all dividend rights on outstanding preferred stock have been satisfied. The only other restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law or by certain credit agreements. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained elsewhere in this report. References in this discussion to shares of common stock, regardless of when issued, reflect the number of such shares outstanding after giving effect to the one for two reverse split of the common stock of the Company which occurred effective June 1, 1993. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

     On July 21, 1995, the Company closed a definitive agreement to combine (the "Business Combination") with Hunter Resources, Inc. ("Hunter"), subject to Hunter shareholder approval. Pursuant to the definitive agreement, the Company issued to Hunter 2,750,000 shares of newly issued restricted common stock in exchange for substantially all of the assets of Hunter subject to its associated liabilities. Hunter's assets primarily consisted of stock in wholly-owned subsidiaries and stock ownership interests in limited liability companies ("Hunter Subsidiaries").

     On December 19, 1995 to be effective December 22, 1995, the Company and Hunter entered into an Agreement and Plan of Reorganization and Plan of Liquidation, as amended. The amendment was executed on December 19, 1995 by Hunter shareholders holding over 50 percent of the common stock of Hunter and provided for the issuance to Hunter of an additional 2,335,077 shares of newly issued restricted common stock and 111,825 shares of Series C preferred stock. Therefore, the total consideration paid by the Company for the Hunter subsidiaries was 5,085,077 shares of restricted common stock and 111,825 shares of Series C preferred stock.

     Hunter's shareholders have no dissenter rights. However, Hunter is required to distribute an Information Statement and hold a special meeting of its shareholders to formally approve the Agreement. The Company shares issued in the Business Combination are held in escrow pending formal shareholder approval of the Agreement. Subsequent to the Business Combination, the Company has conducted its oil and gas operations and energy related acquisitions in conjunction with the Hunter Subsidiaries. Acquisitions completed by the Company and Hunter after the initial agreement, were completed by Magnum Hunter Production, Inc. ("Magnum Hunter"), a Hunter Subsidiary. Hunter and its subsidiaries are consolidated in the Company's financial statements beginning December 31, 1995.

     After the initial agreement with Hunter, management of the Company discussed the accounting method that the Company had used since its inception. Generally accepted accounting principles require a single method of accounting for oil and gas activities be used in the presentation of the Company's financial statements on a consolidated basis. Management concluded that the "full cost" method of accounting was preferable to the "successful efforts" method of accounting for its oil and gas activities. The Company's auditors concurred with management's assessment and, accordingly, the 1994 financial statements have been restated to reflect the "full cost" method.

     On October 18, 1995, Magnum Hunter closed on an acquisition of the remaining seventy-five percent (75%) ownership interest in an affiliated company from a joint venture partner. The purchase price of $1,075,287 consisted of i) $300,000 in cash, ii) $300,000 represented by 85,131 shares of restricted common stock of the Company valued at $3.52 per share and iii) the assumption of existing bank indebtedness of $475,287. As additional consideration, 50,000 warrants to purchase common stock of the Company were issued at exercise prices ranging from $4.00 to $4.50 per share. The effective date of the acquisition was July 1, 1995.

     On October 25, 1995, Magnum Hunter closed on an acquisition of domestic producing oil and gas properties. The purchase price was comprised of $2.058 million cash, funded by an existing bank line of credit, and $257,000 represented by 64,176 shares of restricted common stock of the Company valued at $4.00 per share. The acquisition had an effective date of August 1, 1995.

     On November 6, 1995, Magnum Hunter entered into an increased $20 million revolving credit agreement with First Interstate Bank of Texas, N.A. ("FITX"). The previous line of credit was in the maximum amount of $10 million and was entered into by Hunter prior to the business reorganization with the Company. The new line of credit facility is secured by oil and gas properties and gas gathering system assets subject to a borrowing base determination established from time to time by FITX. The combined borrowing base was increased to $8.7 million with outstanding borrowings bearing interest at prime plus one and one-half percent (1 1/2%).

     On November 9, 1995, Magnum Hunter closed on an acquisition of domestic producing oil and gas properties for approximately $4.229 million. The initial purchase price was comprised of $3.104 million cash, funded by the bank line of credit, and a note payable to the previous owner in the amount of $1.125 million secured by 610,170 shares of restricted common stock of the Company.

     On December 1, 1995, Magnum Hunter closed on an acquisition of two unregulated gas gathering systems. The total consideration was $1 million cash, funded substantially by the line of credit with FITX.

     Results of Operations for the Years Ended 1995 and 1994
     -------------------------------------------------------

     The Company incurred a net loss applicable to common shares of $1,585,492 (including dividend payments of $617,220) for the year ended December 31, 1995, compared to a net loss applicable to common shares of $1,125,707 (including dividend payments of $579,325) for the same period of the preceding year. The increased loss during 1995 represents a 41% increase over 1994 and occurred partially as a result of the Company's efforts beginning the third quarter of 1995 being channeled towards the acquisition of Hunter.

     Total revenue for the year ended December 31, 1995 declined to $648,574 from $745,182 in 1994. Revenue from oil and gas sales decreased 15.5 percent during 1995 to $616,596 compared to $729,478 in 1994. The sharp decline in oil and gas revenue is largely attributable to a substantial decline in oil production volumes from the South Tonkawa prospect after initial flush production in 1994. Quantities of oil and gas produced during 1995 totaled 29,972 barrels of oil at a weighted average price of $15.60 per barrel and 102,056 mcf of gas at a weighted average price of $1.46 per mcf. Quantities of oil and gas produced during 1994 totaled 41,835 barrels of oil at a weighted average price of $14.20 per barrel and 88,176 mcf of gas at a weighted average price of $1.53 per mcf.

     Oil and gas production expenses declined slightly from $317,761 in 1994 to $267,513 in 1995. On an equivalent barrel basis, the production expense increased slightly to $5.69 per barrel in 1995 from $5.57 in 1994. Depreciation and depletion rose from $243,180 in 1994 to $421,101 in 1995 as a result of an increase in the depletable book value of the Company's properties and a reduction of the estimated proved undeveloped reserves of two of the Company's base properties after further evaluation of the properties at year-end.

     General and administrative expenses ("G&A") were significantly higher for the year ended December 31, 1995 due to the Company's increase in staff in the first half of 1995 over the 1994 period. Interest income is higher in the 1995 period over the 1994 period as a result of increased funds available for investment in the 1995 period.

     The Company declared a dividend on its Series "B" and Series "C" cumulative preferred stock for each quarter during 1995 and 1994. For 1995 and 1994, dividends on the Series "B" and Series "C" cumulative preferred shares totaled $617,220 and $579,325, respectively.

Liquidity and Capital Resources.
- --------------------------------

     For 1995, the Company had a net decrease in cash of $100,853 as the proceeds received from the sale of stock were principally used for oil and gas acquisition and development and for the payment of dividends and payables. The Company's operating activities used net cash of $849,342 principally as a result of the net loss from operations and the payoff of a substantial amount of accounts payable. Investing activities used net cash of $1,106,912 largely from acquisition and development of oil and gas properties. Financing activities accounted for net cash provided of $1,765,401 principally from the proceeds from the issuance of preferred and common stock mentioned above. Partially offsetting the proceeds from the stock issuances were advances made to Magnum Hunter for acquisition costs and working capital of $1,034,417 and the payment of preferred dividends of $583,495.

     During 1994, operating activities provided net cash of $31,943 while the Company used $1,646,161 of net cash in investing activities, consisting mostly of payments to purchase property and equipment, and $126,613 of net cash was used in financing activities, which was primarily the result of dividends paid on preferred stock. The Company had a net decrease of cash for the year of $1,740,831 as the cash received from its offerings in 1993 was used largely to acquire oil and gas properties.

Commitments.
- ------------

     As of December 31, 1995, 625,000 shares of Series C preferred stock remain outstanding, entitled to receive, when, as and if declared by the Board of Directors, a cumulative annual dividend of $1.10 per share, the payment of which will require an aggregate cash distribution of $687,500 annually, as long as such securities remain outstanding. Although not obligated to declare and pay such dividends, to date the Company has done so and fully intends to do so in the future if adequate funds are available, until these securities are either redeemed or converted into Common Stock. In order to have sufficient funds available to pay dividends on the Series C Preferred Stock, the total revenues generated by the Company, less all other expenses of the Company, must exceed the amount of the dividends to be paid.

     In 1995 and prior years, the Company has been successful in raising capital through the issuance of preferred and common stock. During 1995, the Company received proceeds of $249,000 from the purchase of 20,750 shares of Series C preferred stock from the exercise of representatives' warrants. In addition, the exercise of 833,324 common stock purchase warrants resulted in net proceeds after offering costs of $2,840,860.

     As discussed above, in March 1996 the Company increased its available borrowing base for its oil and gas properties under its line of credit arrangement to $9 million. At March 31, 1996, there remained approximately $1 million of available borrowings under the line of credit. In addition, subsequent to December 31, 1995, the Company entered into an arrangement with an investment banking firm for a private placement of preferred stock for as much as $15 million to be completed during 1996. Proceeds from the offering would be utilized to develop a significant portion of the Company's proved undeveloped reserves. In the event the Company is unsuccessful in raising the $15 million from the preferred stock offering, the Company will be able to meet its existing obligations out of cash flow from operations and funds available from its existing line of credit.

Item 7. Consolidated Financial Statements and Unaudited Supplemental Information
- --------------------------------------------------------------------------------


                   Index to Consolidated Financial Statements
                                      Page
Independent Auditor's Report - 1995..........................................F-1
Independent Auditor's Report - 1994..........................................F-2
Financial Statements:
Consolidated Balance Sheet at December 31, 1995 and 1994.....................F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 1995 and 1994.............................................F-4

Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1995 and 1994.................................F-5

Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1995 and 1994.......................................F-6

Notes to Consolidated Financial Statements...................................F-7

Supplemental Information (Unaudited)........................................F-22

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Magnum Petroleum, Inc.

We have audited the accompanying consolidated balance sheet of Magnum Petroleum, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum Petroleum, Inc. and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for oil and gas producing operations from the successful efforts method to the full cost method.


/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP

Dallas, Texas
April 3, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Stockholders
Magnum Petroleum, Inc.

We have audited the accompanying consolidated balance sheet of Magnum Petroleum, Inc. and Subsidiary as of December 31, 1994, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum Petroleum, Inc. and Subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for oil and gas producing operations from the successful efforts method to the full cost method.

/s/ Hansen, Barnett & Maxwell
HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 26, 1995, except for Note 2,
 as to which the date is September 29, 1995

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,    December 31,
                                                                        1995             1994
                                                                        ----             ----
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,543,666     $  1,644,519
     Securities available for sale                                       101,640           23,375
     Accounts receivable
      Trade, net of allowance of $134,158 in 1995                      1,246,652           72,783
      Due from affiliates                                                115,961             -
      Other                                                               22,368             -
     Note receivable from affiliate                                      120,758             -
     Note receivable                                                        -             319,206
     Costs in excess of billings on uncompleted drilling contracts          -              54,590
     Current portion of long-term note receivable                        200,955             -
                                                                     -----------     ------------
          TOTAL CURRENT ASSETS                                         3,352,000        2,114,473
                                                                     -----------     ------------

PROPERTY, PLANT AND EQUIPMENT
     Oil and gas  properties, full cost method
       Unproved                                                          842,889          700,344
       Proved                                                         36,256,428        7,932,496
     Pipelines                                                         1,087,310             -
     Other property                                                      145,957          169,285
                                                                     -----------     ------------
       TOTAL PROPERTY, PLANT and EQUIPMENT                            38,332,584        8,802,125
     Accumulated depreciation, depletion and impairment               (1,928,078)      (1,547,647)
                                                                     -----------     ------------
       NET PROPERTY, PLANT AND EQUIPMENT                              36,404,506        7,254,478
                                                                     -----------     ------------

OTHER ASSETS
     Deposits and other assets                                           118,007            8,971
     Investments in securities                                              -              66,660
     Long-term notes receivable, net of imputed interest                 190,287             -
     Funds segregated for settlement of note payable                        -             130,000
                                                                    ------------     ------------
          TOTAL ASSETS                                              $ 40,064,800     $  9,574,582
                                                                    ============     ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable                                          $  1,229,562     $    551,911
    Accrued liabilities                                                   53,433           48,183
    Dividends payable                                                    177,304          143,579
    Suspended revenue payable                                            793,680             -
    Current maturities of long-term debt                               2,014,000          173,925
                                                                       ---------          -------
          TOTAL CURRENT LIABILITIES                                    4,267,979          917,598
                                                                       ---------          -------
LONG-TERM LIABILITIES
    Long-term debt                                                     7,597,597           11,675
    Production payment liability                                         288,235             -
    Other                                                                289,983             -
    Deferred income taxes                                              3,125,000             -

COMMITMENTS AND CONTINGENCIES (Note 12)                                     -                -

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value; 10,000,000 authorized
        216,000 designated as Series A; 80,000 shares issued
          and outstanding                                                     80               80
        925,000 designated as Series B; 62,050 and 64,050
          shares issued and outstanding, respectively                         62               64
        625,000 designated as Series C; 625,000 and 501,725
          shares issued and outstanding, respectively
          (liquidation preference of $6,250,000 at
          December 31, 1995                                                  625              504
   Common stock - $.002 par value; 50,000,000 shares authorized
       11,598,183 and 4,537,045 shares issued and outstanding
         respectively                                                     23,196            9,074
  Additional paid-in capital                                          29,659,992       12,606,305
  Deferred costs of warrant exercise offering                               -            (240,281)
  Accumulated deficit                                                 (5,244,899)      (3,659,407)
  Receivable from stockholders                                              (250)         (62,500)
  Unrealized gain (loss) on investments                                   57,200           (8,528)
                                                                          ------           ------
       TOTAL STOCKHOLDERS' EQUITY                                     24,496,006        8,645,309
                                                                      ----------        ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 40,064,800     $  9,574,582
                                                                    ============     ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements



                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                For the Years Ended
                                                                    December 31,

                                                             1995                 1994
                                                             ----                 ----
OPERATING REVENUE
     Oil and gas sales                                  $   616,596         $    729,478
     Other oil and gas related services                      31,978               15,704
                                                             ------               ------
         TOTAL OPERATING REVENUE                            648,574              745,182
                                                            -------              -------

OPERATING COSTS AND EXPENSES
     Oil and gas production                                 267,513              317,761
     Costs related to other services                         26,134                6,631
     Depreciation and depletion                             421,101              243,180
     General and administrative                             977,070              768,838
                                                            -------              -------
         TOTAL OPERATING COSTS AND EXPENSES               1,691,818            1,336,410
                                                          ---------            ---------

OPERATING LOSS                                           (1,043,244)            (591,228)

INTEREST INCOME                                             152,371               51,506
INTEREST EXPENSE                                             (1,882)              (6,660)
LOSS ON DISPOSITION OF ASSETS                               (75,517)                -
                                                            -------             --------

NET LOSS                                                   (968,272)            (546,382)

DIVIDENDS APPLICABLE TO PREFERRED
   SERIES B AND SERIES C SHARES                             617,220              579,325
                                                            -------              -------

NET LOSS APPLICABLE TO COMMON SHARES                    $(1,585,492)          (1,125,707)
                                                        -----------           ----------
LOSS PER COMMON SHARE                                   $     (0.28)        $      (0.27)

COMMON SHARES USED IN PER SHARE CALCULATION               5,606,669            4,166,822







The  accompanying  notes are an integral  part of these  consolidated  financial statements

                    MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                                               Additional
                                                                Preferred Stock           Common Stock          Paid-In
                                                               Shares     Amount       Shares      Amount       Capital
                                                             ---------------------------------------------------------------
Balance at December 31, 1993                                   672,050   $   673     3,472,345    $ 6,945    $  10,499,891
 Conversion of 10,500 shares
    of Series B and 40,025 shares of Series C
    preferred stock to common stock                            (50,525)      (51)      125,325        251             (200)
 Issuance of Series C preferred stock                           24,250        24                                   290,976
 Issued for notes receivable                                                           150,000        300          187,200
 Adjustment of price of stock previously issued for
     notes receivable                                                                                             (187,500)
 Issued to acquire oil and gas properties                                              613,000      1,226        1,232,274
 Issued in exchange for Series B production
     certificates, net of $42,924 offering costs                                       176,375        352          583,664
 Costs incurred in warrant offering
 Interest accrued on receivable
 Payments received on receivable
 Dividends declared on preferred stock
 Net loss
 Unrealized loss on investments

                                                            -------------------------------------------------------------------
Balance at December 31, 1994                                   645,775       646     4,537,045      9,074       12,606,305
                                                            -------------------------------------------------------------------
      Conversion of 2,000 shares of Series B and 9,300
          shares of Series C preferred stock to common stock   (11,300)      (12)       28,900         58              (46)
      Issuance from exercise of warrants                                               833,324      1,667        3,331,629
      Costs incurred in warrant offering
      Offset warrant offering costs                                                                               (490,769)
      Issuance of Series C preferred stock                      20,750        21                                   248,979
      Issued to acquire oil and gas properties                                         386,615        773        1,378,431
      Issued as compensation to directors                                                5,000         10           17,490
      Issued for services                                                               22,222         44           84,400
      Issued to directors for collateral                                               125,000        250
      Sale of investment shares
      Payments received on receivable                          111,825       112
      Acquisition of Hunter Resources, Inc. for Series C
          preferred stock and common stock                                           5,660,077     11,320       12,483,573
      Dividends declared on preferred stock
      Net loss
      Unrealized gain on investments
                                                            ---------------------------------------------------------------
Balance at December 31, 1995                                   767,050     $ 767    11,598,183   $ 23,196     $ 29,659,992
                                                            ===============================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                      F-5.1

                    MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                   (CONTINUED)


                                                             Deferred                                     Unrealized
                                                             Costs of                    Receivable       Gain (Loss)
                                                             Warrant     Accumulated         from             On
                                                             Offering      Deficit       Stockholder      Investments
                                                            ----------------------------------------------------------
Balance at December 31, 1993                                $    -       $(2,533,700)    $ (465,645)      $     -

 Conversion of 10,500 shares
    of Series B and 40,025 shares of Series C
    preferred stock to common stock
 Issuance of Series C preferred stock
 Issued for notes receivable
 Adjustment of price of stock previously issued for
     notes receivable
 Issued to acquire oil and gas properties
 Issued in exchange for Series B production
     certificates, net of $42,924 offering costs
 Costs incurred in warrant offering                          (240,281)
 Interest accrued on receivable                                                             (11,355)
 Payments received on receivable                                                            414,500
 Dividends declared on preferred stock                                      (579,325)
 Net loss                                                                   (546,382)
 Unrealized loss on investments                                                                               (8,528)
                                                            ----------------------------------------------------------
Balance at December 31, 1994                                 (240,281)    (3,659,407)       (62,500)          (8,528)
                                                            ----------------------------------------------------------
 Conversion of 2,000 shares of Series B and 9,300
     shares of Series C preferred stock to common stock
 Issuance from exercise of warrants
 Costs incurred in warrant offering                          (250,488)
 Offset warrant offering costs                                490,769
 Issuance of Series C preferred stock
 Issued to acquire oil and gas properties
 Issued as compensation to directors
 Issued for services
 Issued to directors for collateral                                                            (250)
 Sale of investment shares                                                                                    8,528
 Payments received on receivable                                                             62,500
 Acquisition of Hunter Resources, Inc. for Series C
     preferred stock and common stock
 Dividends declared on preferred stock                                      (617,220)
 Net loss                                                                   (968,272)
 Unrealized gain on investments                                                                              57,200

                                                            ----------------------------------------------------------
Balance at December 31, 1995                                $    -       $(5,244,899)    $     (250)      $  57,200
                                                            ==========================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                      F-5.2

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Years Ended
                                                                                                 December 31,

                                                                                        1995                     1994
                                                                                        ----                     ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                        $     (968,272)        $  (546,382)
   Adjustments to reconcile net loss to cash provided by (used for)
   operating activities:
      Depreciation and depletion                                                          421,101             243,180
      Common stock issued for services                                                    101,944                -
      Loss on sale of assets                                                               75,517                -
      Interest accrued on notes receivable from stockholders                                  -               (11,355)
      Other                                                                                14,935              29,631
      Changes in certain assets and liabilities
        Accounts receivable                                                               (36,769)            (27,724)
        Costs in excess of billings on uncompleted drilling contracts                      54,590             (54,590)
        Deposits and other assets                                                             349              33,117
        Accounts payable and accrued liabilities                                         (512,737)            366,066
                                                                                   --------------         -----------
Net Cash Provided By (Used By) Operating Activities                                $     (849,342)        $    31,943
                                                                                   --------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                          88,475             650,041
     Additions to property and equipment                                               (1,244,128)         (1,945,093)
     Loan made for promissory note receivable                                            (120,758)           (319,206)
     Payments received on promissory notes receivable                                     334,442                -
   Purchase of securities available for sale                                              (30,338)            (31,903)
   Obligations and property acquisitions funded in Hunter acquisition                  (1,034,417)               -
                                                                                   --------------         -----------
   Net Cash Used By Investing Activities                                               (2,006,724)         (1,646,161)
                                                                                   --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock,
          net of offering costs                                                         3,331,808             145,594
     Payments received on notes receivable from shareholders                               62,500             414,500
     Payments of principal on notes payable                                              (185,600)            (46,663)
     (Increase) decrease in segregated funds for payments of notes payable                130,000            (130,000)
     Dividends paid                                                                      (583,495)           (510,044)
                                                                                   --------------         -----------
     Net Cash Provided By (Used By) Financing Activities                                2,755,213            (126,613)
                                                                                   --------------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (100,853)         (1,740,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,644,519           3,385,350
                                                                                   --------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    1,543,666         $ 1,644,519
                                                                                   ==============         ===========

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
- -------------------------------------
     Magnum Petroleum, Inc. (the "Company") is incorporated under the laws of the state of Nevada. The Company is engaged in the acquisition, operation and development of oil and gas properties, the gathering, transmission and marketing of natural gas, providing management and advisory consulting services on oil and gas properties for third parties, and providing consulting and U.S. export services to facilitate Latin American trade in energy products. In conjunction with the above activities, the Company is licensed to operate a commercial salt water disposal facility in the state of Oklahoma and owns and operates oil and gas properties in six states, predominantly in the Southwest region of the United States. In addition, the Company owns and operates three gathering systems located in Texas, Louisiana and Oklahoma.

Merger and Consolidation
- ------------------------
     The accompanying financial statements include the accounts of the Company and its existing wholly-owned subsidiary, Cushing Disposal, Inc.; and beginning on December 31, 1995, the accounts of Hunter as described below. As more fully discussed in Note 3, the Company entered into an amended definitive agreement on December 19, 1995 to acquire all of the assets, subject to the existing liabilities, of Hunter Resources, Inc. ("Hunter"). The purchase was accounted for by the purchase method effective December 31, 1995. As such, the accompanying consolidated financial statements for 1995 include the balance sheet accounts of Hunter. However, the Statement of Operations for 1995 does not include the operations of Hunter for 1995. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

Cash and Cash Equivalents
- -------------------------
     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash deposits in excess of federally insured limits.

Investments
- -----------
     In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the equity securities held by the Company that have readily determinable fair values are classified as current assets available-for-sale and are measured at fair value. Unrealized gains and losses for these investments are reported as a separate component of stockholders' equity. In 1994, investments in equity securities for which sale within one year was restricted by governmental securities regulations were classified as non-current assets.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1995 the Company's available for sale securities had an amortized cost basis of $44,440, gross unrelated gains reported in equity of $57,200 and a fair market value of $101,640. During 1995, Securities were sold for gross proceeds of $73,083 and the Company realized a gain of $19,370.

Suspended Revenues
- ------------------
     Suspended revenue interests represent oil and gas sales payable to third parties largely on properties operated by the Company. The Company distributes such amounts to third parties upon receipt of signed division orders or resolution of other legal matters.

Oil and Gas Producing Operations
- --------------------------------
     The Company follows the full-cost method of accounting for oil and gas properties, as prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Cost directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. The Company's unproved properties excluded from the amortization base were $842,889 and $700,344 at December 31, 1995 and 1994, respectively. These costs arose in 1994 and 1995 and are expected to be evaluated and transferred into the amortization base over the next twelve months.

     The net capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions.

Drilling Operations
- -------------------
     Fees from fixed-price contracts with other working interest owners to drill, complete and place oil and gas wells into production less related costs are accounted for as adjustments to oil and gas properties.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pipelines
- ---------
     Pipelines are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Other Property
- --------------
     Other property and equipment are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to ten years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Other Oil and Gas Related Services
- ----------------------------------
     Other oil and gas related services consist largely of fees earned from the Company's salt water disposal facility. Such fees are recognized in the month the disposal service is provided.

Impact of Recently Issued Pronouncements
- ----------------------------------------
     The Financial Accounting Standards Board (FASB) has issued Statement No. 121, "Accounting for Impairments of Long-Lived Assets". The Company intends to adopt this standard in 1996. Management believes it will not have a material impact on the Company's financial statements. The FASB has also issued Statement No. 123, "Accounting for Stock-Based Compensation". The Company will adopt this standard in 1996, also. At this time, management anticipates it will continue accounting for stock based compensation in 1996 under guidance provided by the existing standard but will provide pro forma disclosures as allowed by Statement No. 123.

Income Taxes
- ------------
     The Company files a consolidated federal income tax return. The Company applies Statement of Financial Accounting Standards No. 109 (SFAS 109). As required by SFAS 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share
- ---------------------
     Loss per common share is based on the weighted average number of shares of common stock outstanding. Convertible securities and warrants were anti-dilutive at December 31, 1995 and 1994 and were not included in the calculation of loss per common share.

Deferred Cost of Warrant Exercise Offering
- ------------------------------------------
     The Company incurred costs to update its registration statement relating to Series C preferred stock that is convertible into common stock and relating to common stock purchase warrants. The Company made an offer to the warrant holders allowing them to exercise their warrants at a discount through February 16, 1995. As presented in Note 7, certain of the common stock purchase warrants were exercised prior to the expiration of the discount period. The Company had deferred direct costs as of December 31, 1994 of $240,281 related to the discounted warrant exercise offering. Such costs and $250,488 incurred in 1995 were offset against the proceeds received in 1995 from the exercise of the warrants.

Statements of Cash Flows
- ------------------------
     During the year ended December 31, 1995, the Company changed its method of accounting for cash flows from operating activities from the direct method to the indirect method. Prior periods have been restated for the affects of the change.

Use of Estimates and Certain Significant Estimates
- --------------------------------------------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

NOTE 2--CHANGE IN ACCOUNTING METHOD

     The Company accounted for its oil and gas producing activities using the successful efforts method from inception through June 30, 1995. However, the full cost method has subsequently been adopted. The Company is of the opinion that the full cost method of accounting is preferable to the successful efforts method of accounting for its oil and gas activities for the following reasons:

     (1) The Company recently acquired the subsidiaries of Hunter (See note 3), which comprise corporations engaged in oil and gas related activities and which utilize the full cost method of accounting for these activities. For both legal and accounting purposes, the

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Company is the acquiring entity; however, the subsidiaries are increasing their oil and gas activities and have more proved oil and gas reserves than the Company. Furthermore, management of Hunter became the management of the Company upon completion of the acquisition. One of the Hunter subsidiaries specializes in the management of oil and gas properties and all accounting functions and financial reporting have been undertaken by the subsidiaries' personnel. The individuals employed by the subsidiaries will comprise the vast majority of the Company's employees and the Company believes that by allowing these employees and Hunter's management to continue to use the full cost method, it would greatly benefit in accurately reporting on its oil and gas operations.

     (2) The subsidiaries have established a relationship with lending sources which the Company intends to continue to utilize and expand upon. These sources are accustomed to evaluating the subsidiaries' financial statements on the full cost method of accounting. The Company intends to request additional borrowing arrangements from these lenders and believes that it is desirable for these lending sources to review financial statements prepared on a consistent basis.

     (3) The Company occasionally engages in turnkey drilling activities and in the sale of oil and/or gas prospects. The Company believes that these activities are secondary to its primary oil and gas operations. However, in accounting for these activities utilizing the successful efforts method of accounting, 47% of the Registrant's operating revenue during 1994 and 66% of its operating revenue on an unaudited basis during the first six - months of 1995 came from such secondary sources. Knowing that the successful efforts method permits the recognition of revenue from such secondary sources, the Registrant has sought for and has engaged in turnkey drilling activities and in the sale of oil and/or gas prospects to effect the results of its operations. The Company's use of the successful efforts method, although allowed by generally accepted accounting principles, has resulted in peaks and valleys in operating results for previous accounting periods. The full cost method of accounting would require that these activities be spread over a period of time, and if profitable, recognized through a reduction of the cost per unit of oil and gas produced. Thus the full cost method avoids the large variances in revenue and associated expenses which the Registrant has previously reported in its quarterly and annual financial statements.

  The accompanying financial statements have been restated to apply the full cost method retroactively. This change in accounting principle has no significant effect on income taxes. The effect of the accounting change on net loss and accumulated deficit as previously reported for the respective periods is:

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Year Ended
                                                                                            December 31,
                                                                                          ---------------
                                                                                               1994
                                                                                          ---------------
Statement of Operations:
Net Loss as Previously Recorded                                                           $   (1,258,808)
Adjustment for Effect of Change in Accounting Principle that is Applied Retroactively     $      712,426
Net Loss as Adjusted                                                                      $     (546,382)

Per Share Amounts:
Net Loss as Previously Reported                                                           $        (0.44)
Adjustment for Effect of Change in Accounting Principle that is Applied Retroactively     $         0.17
Net Loss as Adjusted                                                                      $        (0.27)
Common Shares Used in Per Share Calculation                                               $    4,166,822

                                                                     1995              1994
                                                                     ----              ----
Statement of Accumulated Deficit:
Balance at Beginning of Period as Previously Reported           $  (4,166,058)   $   (2,327,925)
Add Adjustment for the Cumulative Effect on Prior Years
  of Applying Retroactively the Full Cost Method                $     506,651    $     (205,775)
Balance at Beginning of Period, as Adjusted                     $  (3,659,407)   $   (2,533,700)
Net Loss                                                        $    (968,272)   $     (546,382)
Preferred Dividends                                             $    (617,220)   $     (579,325)
Balance at End of Year                                          $  (5,244,899)   $   (3,659,407)


The effect on 1995 operations of changing the accounting method was to increase net loss and net loss per share by $307,000 and $.05, respectively.





                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--ACQUISITIONS AND DISPOSITIONS

     During the year  ended  December  31,  1994,  the  Company  acquired  three properties  through the issuance of both cash and common stock. One property was acquired  for  $888,000,  for which the Company  paid  $200,000  cash and issued
343,000  shares  of its  common  stock,  based on a value of $2.00  per share or
$686,000.  Two other  properties  were acquired for a total of $692,500.  In one transaction,  150,000  shares were issued at $1.25 per share for $187,500 and in the  other  transaction,  120,000  shares  were  issued  at $3.00  per share for
$360,000.   In  the  latter  transaction,   the  Company  committed  to  file  a
registration  statement  relating  to 40,000  shares,  and has agreed to pay all costs relating to the registration of these shares.

     During 1994 the Company sold a 20% working interest in unproved oil and gas mineral leases in which the Company has acquired an interest. The Company received cash and 22,220 shares of the common stock of a publicly traded corporation.

     During March of 1995,  the Company  acquired an  additional  fifty  percent
(50%) working interest (for a total of 100% working interest) in a proved undeveloped oil and gas property on which one well is located. The acquisition cost of this additional interest was $410,000, of which $130,000 was paid in cash and 80,000 shares of the Company's restricted common stock, valued at $3.50 per share, were issued. During April of 1995, the Company also acquired an additional 40 percent working interest (for a total 90% working interest) in a proved undeveloped property on which one well is located. The acquisition cost of this additional interest was $480,000, of which $20,000 was paid in cash and 125,000 shares of the Company's restricted common stock were issued, valued at $3.50 per share, and the transfer of securities held by the Company as an investment in equity securities at December 31, 1994.

     In October 1995, the Company issued 85,131 shares of common stock, valued at $3.52 per share, in an acquisition completed by a Hunter subsidiary for the remaining stock ownership interest in a limited liability company. Also, in October 1995, the Company issued 64,176 shares of common stock, valued at $4.00 per share, in an acquisition of oil and gas properties completed by a Hunter subsidiary. In December 1995, the Company issued 32,308 shares of common stock, valued at $3.25 per share, in an acquisition of a proven undeveloped property by a Hunter subsidiary.

     The Company executed a definitive agreement on July 21, 1995 to acquire all of the assets,  subject to the existing  liabilities of Hunter  Resources,  Inc.
("Hunter").   Pursuant  to  the  agreement,   the  Company  issued,  subject  to
shareholder approval,  2,750,000 shares of its restricted common stock to Hunter in exchange for the assets acquired.  In addition,  575,000 shares of restricted common  stock  were  issued  to a  third  party  as an  additional  cost  of the acquisition.  The third party  distributed a total of 250,000 of the shares to a former  director  and a former  officer of the Company for their  assistance  in completing the acquisition.


                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On December  19, 1995 to be effective  December  22, 1995,  the Company and
Hunter entered into an amended agreement. Under the terms of the amendment, which was executed by Hunter shareholders representing over fifty percent (50%) of the common stock of Hunter, an additional 2,335,077 shares of restricted common stock and 111,825 shares of Series C preferred stock were issued to Hunter. The acquisition was recorded under the "purchase method" of accounting, based upon the estimated value of the shares issued of $12,495,005. The operations of Hunter have been consolidated with those of the Company beginning on December 31, 1995.

     The following summary, prepared on a pro forma basis, presents the results of operations for the year ended December 31, 1995 and 1994 as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:

                                                              (Unaudited)
                                                       1995             1994
Revenue........................................... $  6,259,753     $ 8,385,688
Net Income (Loss) Applicable to Common Stock......   (1,899,596)        650,915
Net Income (Loss) Per Common Share................ $       (.16)    $       .06

NOTE 4--NOTES RECEIVABLE

     During July of 1994, the Company received an interest bearing note due on May 1, 1995, in exchange for $319,206 paid by the Company. Interest in the amount of $3,000 per month accrued through February 28, 1995 and was paid in March 1995. For the remaining two months, interest in the amount of $4,500 per month was accrued which, along with the principal amount, was paid during May
1995. The note was collateralized by securities, the fair market value of which was less than the amount of the note.

     On July 28, 1995, the Company received a non-interest bearing note receivable in the amount of $223,500 in exchange for its interest in an oil and gas property. Interest at 10 percent was inputed on the note resulting in a discount of $28,366. The note provides for payments of $7,000 per month.


                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--RELATED PARTY TRANSACTIONS

     During June of 1993, the Company sold 250,000 shares of its common stock at $2.00 per share for a total of $500,000. The purchasers made a 10% down payment of $50,000 and executed notes for $450,000, payable in one year and bearing interest at 6% per annum. During June of 1994, the Company renegotiated the notes and entered into a verbal agreement with another individual whereby
$27,000 of interest due on the previous notes was accrued and a new principal amount of $289,500, being a reduction of $160,500 from the original notes, was agreed upon as the amount due to the Company. Additionally, the Company sold this individual 40,000 shares of the Company's common stock at $1.25 per share for net proceeds of $50,000. The full amount of the reduced purchase price was paid during the third quarter of 1994; however, no interest was paid. The
Company does not intend to pursue the collection of the unpaid interest from any of the parties involved. The net effect of the above transactions was that the Company sold 300,000 shares of its common stock for $350,000 or approximately
$1.17 per share.

     During June of 1994, the Company also issued 110,000 shares of its common stock pursuant to an agreement to pay the Company within one year of the issuance of the shares, $137,500 and interest at the rate of 5% per annum, which is equivalent to $1.25 per share. Prior to December 31, 1994, the Company had collected $75,000 and subsequently the balance of the note was paid. The Company did not collect any interest due on the Note and does not intend to pursue the collection thereof.

     In conjunction with the acquisition of Hunter, the Company assumed a note receivable with a balance of $120,758 at December 31, 1995 from an owner in an affiliated limited liability company. The note provides for interest at ten percent and has a due date of December 31, 1995, which has been extended to April 30, 1996.

     In connection with the acquisition of Hunter, the Company assumed a note receivable from a company affiliated with the President of the Company in the amount of $54,615 at December 31, 1995. This note bears interest at ten percent and is due on demand. Additionally, trade accounts receivable from this affiliated company were $51,346 at December 31, 1995.

     In connection with the acquisition of Hunter, the Company assumed unsecured accounts receivable from the President personally in the amount of $10,000 as of December 31, 1995, which amount has been subsequently repaid.

     A company owned by two former directors of the Company operated several of the wells in which the Company has an interest. Operating fees paid this company were $35,319 and $1,602 in 1995 and 1994, respectively. The operations of these wells have been transferred to a subsidiary of Hunter. In addition, the related company received a commission of $25,000 from the sale of an oil and gas property to the Company in 1995.


                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LONG-TERM DEBT

Long-term debt at December 31, 1995 and 1994 consisted of the following:



                                                                                      1995           1994
                                                                                      ----           ----
Banks
         Promissory   note,   collateralized   by  pipelines  and  oil  and  gas
         properties,  payable  in  monthly  installments  for  1996 of  $174,000 through  October 1, 1996,  then  $171,000  thereafter  plus interest at prime plus one percent  (total of 9.75% at December 31, 1995),  assumed
         in Hunter acquisition <F1>                                                $ 9,554,597    $      -

         Note payable, payable in monthly installments of $498 through July 1996 plus interest at 7.25 percent, collateralized by truck, assumed in
         Hunter acquisition                                                              3,000           -

         Notes payable to banks,  collateralized by vehicles, payable in monthly installments of $1,075,  including interest at 7.5% to 10.75%,  through
         April 1998. The notes were paid in full in 1995
         or assumed by one of the Company's directors.                                    -            29,165
Other
         Notes payable,  non-interest bearing and  uncollateralized,  payable in monthly installments of $1,000 through July 1, 2000, assumed
         in Hunter acquisition                                                          54,000           -

         Notes payable to purchase oil and gas property, the terms of which were suspended in 1994 awaiting further development of the related property.
         An agreement  was entered into in 1995 to settle the note for $130,000.
         Funds were segregated at December  31, 1994, in that amount, for
         payment in 1995                                                                  -           130,000

         Notes payable to purchase oil and gas property, payable in monthly
         installments of $3,000, including interest at an imputed rate of 8%              -            26,435
                                                                                   -----------    -----------
    Total Long-Term Debt                                                             9,611,597        185,600
    Less Current Portion                                                             2,014,000        173,925
                                                                                   -----------    -----------
    Long-Term Debt                                                                 $ 7,597,597    $    11,675
                                                                                   ===========    ===========

<F1> The  promissory  note to bank is a borrowing  under a  $20,000,000  line of credit on which there existed a borrowing base of approximately $8.7 million at December 31, 1995. The balance at December 31, 1995 includes $1,125,000 due to the seller of certain oil and gas properties which was refinanced in February, 1996 under the line of credit. The final principal payments under the line of credit are due June 1, 2000. The amount that can be borrowed under the line of credit is based upon a designated percentage of oil and gas reserve values. The line of credit includes covenants, the most restrictive of which require maintenance of a current ratio and tangible net worth, as specifically defined in the loan agreement.

Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:

                                          1996                $  2,014,000
                                          1997                   2,508,000
                                          1998                   2,627,000
                                          1999                   2,151,000
                                          2000                     311,597
                                                              ---------------
                                                              $  9,611,597

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of a liability or asset, net of a valuation allowance, for the deferred tax consequences of all temporary differences between the tax bases and the reported amounts of assets and liabilities, and for the future benefit of operating loss carryforwards. The tax effects of significant temporary differences and carryforwards are as follows:

                                                                       December 31,
                                                                    1995          1994
                                                                    ----          ----
Property and equipment, including intangible drilling costs    $  (5,890,000)  $  (218,231)
                                                               -------------   -----------
Total deferred tax liability                                      (5,890,000)     (218,231)
                                                               -------------   -----------
Allowance for doubtful accounts                                       50,000           160
Depletion carryforwards                                              365,000
Operating loss carryforwards                                       2,350,000     1,135,089
                                                               -------------   -----------
Total deferred tax assets                                          2,765,000     1,135,249
                                                               -------------   -----------
Valuation allowance                                                  -            (917,018)
                                                               -------------   -----------
Net Deferred Tax Liability                                     $  (3,125,000)  $      -
                                                               =============   ===========

     The Company and its  subsidiaries  have net  operating  loss  carryforwards
(NOL) of approximately $6,400,000 that expire, if unused, in years 1996 through 2010. Approximately $1,700,000 of the NOL carries a limitation of approximately $200,000 per year. In addition, the Company has depletion carryforwards of approximately $1,000,000.

NOTE 8--STOCKHOLDERS' EQUITY

     Shares of preferred stock may be issued in such series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors. Of the 10,000,000 shares of $.001 par value preferred stock the Company is authorized to issue, 216,000 shares have been designated as Series A Preferred Stock, 925,000 shares have been designated as Series B preferred stock, and 625,000 shares have been designated as Series C Preferred Stock. Thus, 8,234,000 preferred shares have been authorized for issuance but have not been issued nor have the rights of these preferred shares been designated. No dividends can be paid on the common stock until the dividend requirements of the preferred shares have been satisfied.

     Holders of the Series A preferred stock are entitled to receive dividends only to the extent that funds are available from the West Dilley Prospect. Such dividends are limited to $7.50 per share, in the aggregate. Dividend payments to Series A preferred shareholders will be based on 50% of the net operating revenue received by the working interest owners of the West Dilley Prospect. Due to a decline in production from the well located on this prospect, the Company has shut this well in and is no longer producing it. The Series A dividends are not cumulative except for unpaid amounts due from this calculation. No dividends have been paid on the Series A preferred stock. There is no aggregate annual dividend requirement for the Series A preferred stock.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Series B preferred stock was issued as a unit, comprised of 1,000 shares of Series B preferred stock and 2 production certificates. The Series B preferred stockholders are entitled to receive cumulative dividends of $0.35 annually per share, payable quarterly. The holders of the units are entitled to receive $10,000 per unit in dividends and in production payments. The production payments were derived from 50% of the Company's net revenue from production of oil and gas.

     The Board of Directors declared dividends on the Series B preferred stock of $21,893 and $25,172 for the years ended December 31, 1995 and 1994, respectively.

     Beginning June 15, 1994, the Company offered to exchange (the "Exchange Offer") 1,250 shares of common stock for each Series B production certificate. During 1994, 141.1 production certificates were exchanged for 176,375 shares of common stock and the Series B preferred shareholders agreed to convert their Series B preferred shares into common stock at December 31, 1995 if all dividends were paid through that date. Most of the shares were converted in early 1996.

     Separate and apart from the Exchange Offer, two of the Company's officers and directors (the "Officers") set aside 125,000 shares (the "Stock") of their own common stock of the Company for a single individual (the "Individual") who owned approximately 55% of the Series B Production certificates that were exchanged. The Stock is being held by an independent party to this transaction until fair market value of the Exchange Shares, when the Exchange Shares become eligible for sale pursuant to Rule 144 of the Securities Act of 1933, is determined. If the fair market value of the Exchange Shares is at least $5.00 per share, then the Stock will be returned to the Officers. If the value of the Exchange Shares is less than $5.00 per share, the Individual will receive a certain number of the shares as specified in the agreement. The Company issued 125,000 shares of its common stock to the Officers in exchange for their assignment to the Company of all of the Officers' rights, title and interest in the Stock. The Company has recorded the new shares issued at par value.

     The Series C preferred stock is convertible at the option of the holder at any time into three shares of common stock and, after November 12, 1994, will automatically convert into common stock anytime the closing bid price of the common stock equals or exceeds $5.00 per share for twenty consecutive trading days. The Series C preferred stock is redeemable by the Company beginning November 12, 1995, at $10.50 per share plus accrued and unpaid dividends. If declared by the Board of Directors, dividends accrue at the annual rate of $1.10 per share, are cumulative from the date of first issuance and are paid quarterly in arrears. The Board of Directors declared dividends on the Series C preferred stock of $595,327 for the year ended December 31, 1995, and $554,153 for the year ended December 31, 1994. During 1994, 40,025 Series C preferred shares were converted into 120,075 shares of common stock and 24,250 shares of Series C preferred stock were issued upon exercise of representatives' warrants. The aggregate annual dividend requirements for the 625,000 shares of Series C preferred stock outstanding at December 31, 1995 amounts to $687,500.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The preferred shareholders are not entitled to vote except on those matters in which the consent of the holders of preferred stock is specifically required by Nevada law. If the Company were to liquidate prior to payment of the full dividend requirements on the preferred stock, the preferred stock would receive a liquidation preference from the liquidation proceeds. The Series A preferred shareholders would receive an amount equal to the lesser of the proceeds from the liquidation of the West Dilley Prospect or the remaining unpaid dividend. The Series C preferred shareholders would receive a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date. On liquidation, holders of all series of the preferred stock would be entitled to receive the par value, $.001 per share, in preference to the common stock shareholders.

     The Series C preferred stock was originally issued as a unit comprised of one share of Series C preferred stock and warrants to purchase 3 shares of common stock. A total of 1,687,500 warrants were issued and are exercisable at $5.50 per share through November 12, 1998. The Company offered the holders of the warrants a discount period commencing November 15, 1994 and ending February 16, 1995 during which time the warrants could be exercised at $4.00. During this time, warrants were exercised for 833,324 shares of common stock. The exercise of these warrants resulted in cash proceeds of $3,333,298 to the Company. The warrants are redeemable by the Company at $0.02 per warrant upon 30 day notice at any time after November 12, 1995 or earlier if the closing bid price of the common stock equals or exceeds $6.75 for five consecutive trading days. At December 31, 1995, 854,176 of the warrants remained outstanding.

     The Company granted an unrelated company the right to acquire 100,000 shares of common stock under the terms of a consulting agreement. The rights became exercisable at the rate of 3,325 shares in November 1994, 8,335 shares per month from December 1994 through October 1995 and 4,990 shares in November 1995. The rights are exercisable at $4.125 per share. The rights expire in November 1996 if not exercised by then. All of the rights were outstanding at December 31, 1995 and 1994.

     During 1995, 20,750 representatives' warrants were exercised at $12.00 per warrant resulting in $249,000 of proceeds to the Company. Each warrant entitles the holder to receive one share of Series C preferred stock and 3 common stock warrants exercisable at $4.00 per share through February 1995 and $5.50 thereafter. 9,300 shares of Series C preferred stock and 2,000 shares of Series B preferred stock have also been converted into 28,900 shares of common stock. The Company issued 5,000 shares of common stock, valued at $3.50 per share to its directors, which resulted in $17,500 of compensation expense in 1995. Also, 22,222 shares of common stock with a value of $3.80 per share were issued for services.

NOTE 9--SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

     During  1994,  the  Company  purchased  oil and gas  properties  by issuing
613,000 shares of common stock valued at $1,233,500 along with cash in the amount of $200,000. The Company issued 176,375 shares of its common stock, valued at $584,016, in exchange for the production payment interests held by production certificate holders. Shareholders converted 10,500 shares of Series B preferred stock and 40,025 shares of Series C preferred stock into 5,250 and 120,075 shares of common stock, respectively. A vehicle with a carrying value of $10,923 was sold to an officer of the Company with the officer assuming a related note payable in the amount of $10,923. The Company received equity securities with a fair value of $66,660 as partial payment for the sale of property interests. The Company granted shareholders a $187,500 adjustment to the price of common stock previously sold by reducing notes receivable from the shareholders by that amount. Also in 1994, the Company issued 150,000 shares of common stock in exchange for notes receivable from the purchasing shareholders in the amount of $187,500.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 1995, as more fully described in Note 3, the Company issued common stock and preferred stock valued at $12,495,005 in the acquisition of Hunter Resources, Inc. assets. Oil and gas properties were acquired by issuing $1,379,204 of common stock and $22,220 of marketable securities; preferred stock was converted to common stock; and common stock was issued for a receivable from a shareholder of $250. In addition $17,500 of common stock was issued as compensation to directors and $84,444 of common stock was issued for services.

NOTE 10--ENVIRONMENTAL ISSUES

     Being engaged in the oil and gas exploration and development business, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation would most likely fall upon the Company. In certain acquisitions the Company has received contractual warranties that no such violations exist, while in other acquisitions the Company has waived its rights to pursue a claim for such violations from the selling party. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

NOTE 11-COMMITMENTS AND CONTINGENCIES

     The Company assumed in the Hunter acquisition lease agreements for the use of office space and office equipment. The office space lease extends through November 2001 with an option to renew the lease for a three year term. The office equipment lease extends until 1998. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements:

Year Ended December 31:
1996..................................................$126,906
1997.................................................. 120,178
1998.................................................. 120,188
1999.................................................. 117,419
2000.................................................. 124,238
Thereafter............................................ 112,515
                                                       -------

 Total Minimum Payments Required......................$721,444
                                                      ========

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Rental expense was $61,191 and $21,283 for 1995 and 1994, respectively.

     At December 31, 1995, the Company is involved in litigation proceedings arising in the normal course of business. The Company has accrued $100,000 as of December 31, 1995 for potential expenses to be incurred in settlement of the litigation. In the opinion of management, any additional liabilities resulting from such litigation would not have a material effect on the Company's financial condition.

NOTE 12-FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1995 is adequate.

     Management estimates the market values of notes receivable and payable based on expected cash flows and believes those market values approximate carrying values at December 31, 1995. The market values of equity investments are based upon quoted prices (see Note 1).

NOTE 13 - FOURTH QUARTER ADJUSTMENT

     In the fourth quarter of 1995, due to downward revisions of the Company's reserves at year-end, the Company made adjustments to depreciation and depletion that impacted previously reported quarterly results. The effect of the adjustments was to increase the reported net loss attributable to common stockholders of $868,405 for the nine month period ended September 30, 1995 to a net loss of approximately $1,046,000.

                      MAGNUM PETROLEUM, INC. AND SUBSIDIARY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)

     Proved oil and gas reserves consist of those estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Estimates of petroleum reserves have been made by independent engineers. These estimates include reserves in which the Company holds an economic interest under production- sharing and other types of operating agreements. These estimates do not include probable or possible reserves.

     Estimated quantities of proved oil and gas reserves of the Company were as follows:

                                                                     Natural Gas
                                                     Oil               (Thousand
                                                  (Barrels)          Cubic Feet)
                                                  ---------           ----------

December 31, 1994
     Proved reserves..........................    1,260,520            4,914,207
     Proved developed reserves................      239,795              394,872
                                                  =========           ==========

December 31, 1995
     Proved reserves..........................    3,767,739           14,071,916
     Proved developed reserves................    1,681,841            8,796,748
                                                  =========           ==========


         The changes in proved reserves for the year ended December 31, 1995 and 1994 were as follows:
                                                                     Natural Gas
                                                    Oil               (Thousand
                                                 (Barrels)           Cubic Feet)

Reserves at December 31, 1993...............     1,445,990            3,672,779

Purchase of minerals-in-place...............       368,448            2,337,359
Production..................................       (41,835)             (88,176)
Revisions of estimates......................      (512,083)          (1,007,755)

Reserves at December 31, 1994...............     1,260,520            4,914,207

Purchase of minerals-in-place...............     3,122,382           10,973,298
Extensions and  discoveries.................        38,498              564,247
Production..................................       (29,972)            (102,056)
Revisions of estimates......................      (623,689)          (2,277,780)

Reserves at December 31, 1995...............     3,767,739           14,071,916

                      MAGNUM PETROLEUM, INC. AND SUBSIDIARY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)


     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and impairment as of December 31, 1995 and 1994 were as follows:


                                                          1995              1994
                                                          ----              ----
Unproved oil and gas properties.......................$    842,889     $    700,344
Proved properties.....................................  36,256,428        7,932,496
                                                        ----------        ---------

Gross Capitalized Costs...............................  37,099,317        8,632,840

Accumulated depreciation, depletion and impairment....  (1,914,602)      (1,499,095)
                                                        ----------       ----------

Net Capitalized Costs.................................$ 35,184,715     $  7,133,745
                                                      ============     ============

     Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 1995 and 1994 were as follows:

                                                  1995              1994
                                                  ----              ----
Property acquisition costs
     Proved properties....................  $   27,983,521    $    1,737,543
     Unproved properties..................         142,545              -
     Exploration costs....................         340,411              -
Development costs.........................            -              791,144
                                            --------------    --------------
Total Costs Incurred......................  $   28,466,477    $    2,528,687
                                            ==============    ==============

     Results of operations from oil and gas producing activities for the years ended December 31, 1995 and 1994 were as follows:

                                                    1995            1994
                                                    ----            ----
Oil and gas production revenue...................$   616,596    $    729,478
Disposal services revenue........................     31,978          15,704
Production costs.................................   (293,647)       (324,392)
Depreciation and depletion ......................   (421,101)       (243,180)
Results of Operations for Producing Activities...$   (66,174)   $    177,610

                      MAGNUM PETROLEUM, INC. AND SUBSIDIARY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)


     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1995 and 1994 were as follows:

                                                               1995            1994
                                                               ----            ----
Future cash inflows........................................$ 95,068,694   $  25,900,669
Future development and production costs.................... (37,746,877)    (10,011,434)
                                                            -----------     -----------
Future net cash flows, before income tax...................  57,321,817      15,889,235
Future income taxes........................................ (11,381,779)     (3,679,963)
                                                            -----------      ----------
Future Net Cash Flows......................................  45,940,038      12,209,272
10% annual discount........................................ (16,120,359)     (5,974,156)
- --                                                          -----------      ----------
Standardized Measure of Discounted Future Net Cash Flows...$ 29,819,679   $   6,235,116
                                                           ============   =============

     The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 1995 and 1994 were as follows:

                                                                             1995           1994
                                                                             ----           ----
Purchases of minerals-in-place......................................... $  30,507,745   $  2,736,310
Extensions, discoveries and improved recovery, less related costs......       582,001        162,944
Sales of oil and gas produced, net of production costs.................      (350,083)      (300,517)
Development costs incurred during the period...........................                      467,192
Revision of prior estimates:
   Net change in price and costs.......................................     4,864,688     (1,074,222)
     Change in quantity estimates......................................    (7,637,000)    (2,981,078)
Accretion of discount..................................................       623,512      1,289,466
Net change in income taxes.............................................    (5,006,300)      (594,905)
                                                                           ----------       --------
Net Change............................................................. $  23,584,563   $   (294,810)
                                                                        =============   ============


     Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates to estimated future pre-tax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

     Variances in future prices and costs are unpredictable and the leases for such estimates may vary significantly. Accordingly, management believes that the usefulness of these projections is limited.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons
- --------------------------------------------------------------------

     (a)  Identify Directors and Executive Officers.

     The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Each of the Company's current directors will be nominated for re-election, with no additional nominees being named. Officers and other employees serve at the will of the Board of Directors and have not entered into any written employment agreements or contracts with the Company.


                                  Term           Positions
 Name                   Age      Served         With Company

Lloyd T. Rochford....... 49     Feb. 1989    Chairman of the Board
Matthew C. Lutz......... 61     Dec. 1995    Vice Chairman and Exploration and
                                                Business Development Manager
Gary C. Evans........... 38     Dec. 1995    Director, President and Chief
                                                Executive Officer
Gerald W. Bolfing....... 66     Dec. 1995    Director
Oscar C. Lindemann.......74     Dec. 1995    Director
Stanley  McCabe..........62     Apr. 1995    Director
James E. Upfield.........74     Dec. 1995    Director
Steven P.  Smart.........41     Dec. 1995    Chief Financial Officer
William C. Jones.........56     Dec. 1995    Secretary


     Lloyd T. Rochford, age 49, Chairman, has previously served as President and a Director of the Company since February 10, 1989 through December 31, 1995. During a portion of this time and prior thereto, Mr. Rochford managed his own private investments and operated a private company engaged in the finding, producing and developing of oil and gas properties.

     Gary C. Evans, age 38, President, Chief Executive Officer and a Director of the Company since December 1995. Previously served as Chairman, President and Chief Executive Officer of Hunter since September, 1992. Previously, President and Chief Operating Officer of Hunter from December, 1990 to September, 1992. Chairman and Chief Executive Officer of all of the Hunter subsidiaries since their formation or acquisition. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the southwestern United States. As an oil and gas lending officer of a $4.5 billion Canadian bank, he initiated and managed an energy loan portfolio in excess of $125 million. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas) including its Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of S.O.I. Industries, Inc., and Digital Communications Technology Corporation, two American Stock Exchange listed Companies.

     Matthew C. Lutz, age 61, Vice Chairman and Business Development Manager of the Company since December 1995. Mr. Lutz has held similar positions with Hunter since September 1993. From 1984 through 1992, Mr. Lutz was Senior Vice President of Exploration and on the Board of Directors of Enserch Exploration, Inc. with responsibility for the company's worldwide oil and gas exploration and development program. During his tenure, Enserch substantially increased its gas and oil reserves while having among the lowest reserve replacement costs in the industry. Prior to joining Enserch, Mr. Lutz spent twenty-eight years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including exploration, production, lease acquisition, administration and financial planning. Mr. Lutz played a major role in Getty's discoveries of reserves in the Onshore and Offshore United States.

     Gerald W. Bolfing, age 66, Director of the Company since December 1995. Mr. Bolfing was appointed a Director of Hunter in August 1993. He is an investor in the oil and gas business and a past officer of one of Hunter's former subsidiaries. From 1962 to 1980, Mr. Bolfing was a partner in Bolfing Food Stores of Waco. During this time, he also joined American Service Company in Atlanta, Georgia, from 1964 to 1965, and was active with Cable Advertising Systems, Inc. of Kerrville, Texas from 1978 to 1981. He joined the Company's well servicing business in 1981 where he remained active until its divestiture in 1992.

     Oscar C. Lindemann, age 74, Director of the Company since December 1995. Mr. Lindemann was previously a Board of Director member of Hunter Resources, Inc. having been appointed in November, 1995. Mr. Lindemann has over forty years experience in the financial industry. Mr. Lindemann began his banking career with the Texas Bank and Trust in Dallas, Texas in 1951. He served the bank until 1977 in many capacities, including Chief Executive Officer and Chairman of the Board. Since leaving Texas Bank and Trust, he has served as Vice Chairman of both the United National Bank and the National Bank of Commerce, also in Dallas. Over many years, he has played a key role as an innovator and consultant to the banking industry. He retired from active involvement in commercial banking in 1987. Mr. Lindemann is a former President of the Texas Bankers Association, and State representative to the American Bankers Association. He was a Founding Director and Board Member of VISA, and a member of the Reserve City Bankers Association. He has served as an instructor at both the Southwestern Graduate School of Banking at S.M.U. and the School of Banking of the South at L.S.U. He has also served as a faculty member for four years in the College of Business at the University of Texas in Austin teaching various banking subjects. Mr. Lindemann is active in the United Fund in Dallas. He has served as Treasurer of the American Red Cross, and Chairman of the Investment Committee of the American Lutheran Church.

     Stanley McCabe, age 62, Director of the Company since July 21, 1995. Mr. McCabe was appointed as Field Representative of the Company on April 1, 1995. In 1989 Mr. McCabe formed Stanton Oil & Gas, Ltd. and served as president and chief executive officer. This company was formed as a driller operator for joint ventures with other industry partners and individual investors to explore for oil and gas in Oklahoma and Texas. Mr. McCabe served as vice-president and director of the Registrant from September 16, 1990 to July 10, 1992. From July, 1992 until April 1, 1995 he has acted as a consultant to the Company and has managed his own private investments.

     James E. Upfield, age 74, Director of the Company since December 1995. Mr. Upfield was appointed a Director of Hunter in August 1992. Mr. Upfield is Chairman of Temtex Industries, Inc. (NASDAQ - "TMTX") based in Dallas, Texas, a company that produces consumer hard goods, building materials and defense products for the U.S. Government. In 1969, Mr. Upfield served on a select Presidential Committee serving postal operations of the United States of America. He later accepted the responsibility for the Dallas region which encompassed the states of Texas and Louisiana. From 1959 to 1967, Mr. Upfield was President of Baifield Industries and its predecessor, a company he founded in 1949 which merged with Baifield in 1963. Baifield was engaged in prime Government contracts for military systems and sub-systems in the production of high strength-light weight metal products. In 1967, Baifield Industries, Inc. was acquired by Automatic Sprinkler Corporation of America, where Mr. Upfield remained until resigning in 1968 to pursue other business opportunities.

     Steven P. Smart, age 41, is a Senior Vice President and Chief Financial Officer of the Company. Prior to joining the Company, Mr. Smart was Controller for the last three years for a publicly traded oil and gas company on the Vancouver Stock Exchange. Prior to that time, Mr. Smart was Chief Financial Officer for a privately held independent oil and gas company. Mr. Smart has more than nineteen years of experience in the oil and gas industry including five years in the audit department with Touche Ross (now Deloitte & Touche). Mr. Smart's experience includes the areas of public reporting to the Securities and Exchange Commission, energy industry tax issues, public and private partnership reporting, and acquisitions. Mr. Smart is a Certified Public Accountant.

     William C. Jones, age 56, is the Company's Corporate Secretary. Mr. Jones graduated from Texas Christian University in 1961 receiving a Bachelor of Science degree with a major in accounting. He received a Juris Doctor from the University of Tulsa and was admitted to the Oklahoma bar in 1968. After law school, Mr. Jones gained experience as a staff tax attorney for major energy companies and as a member of senior management for a publicly owned oil and gas company. He generally represents emerging companies in securities, taxation, and general corporate matters. He has participated as an investor, owner, and manager of several energy ventures. His experience includes the negotiation and documentation of mergers and acquisitions, preparation and registration of equity placements, litigation of tax matters, documentation and registration of offshore financing, and preparation of private placements.

     (b)  Identify Significant Employees.

     R. Renn Rothrock, Jr., age 52, has been Executive Vice President of Hunter and President of Gruy Petroleum Management Co. since January 1994 after serving as Executive Vice President and Chief Operating Officer from May 1988. Mr. Rothrock was Executive Vice President and General Manager of Gruy Engineering Corporation from 1986 until May 1988. Over his 28-year career, Mr. Rothrock has also served as a reservoir engineer and operations research engineer at Skelly Oil Company and as an area engineer at Amerada Petroleum Corporation; the Engineering Editor of Petroleum Engineer International Magazine; Vice President and Energy Manager of the First National Bank of Mobile, Alabama; Executive Vice President of Energy Assets International Corporation, a public company that raised $170 million for mezzanine financing of oil and gas ventures; and the producer and operator of his own gas gathering and transportation system. Mr. Rothrock earned a BS in Petroleum Engineering and a MS in Engineering from the University of Oklahoma. He is a member of the Society of Professional Engineers of AIME, the National Society of Professional Engineers, the National Academy of Forensic Engineers and the Texas Society of Professional Engineers. Mr. Rothrock is a registered Professional Engineer in the states of Texas and Oklahoma.

     Richard R. Frazier, age 48, is President and Chief Operating Officer of Magnum Hunter Production, Inc. and Gruy Petroleum Management Co. since January 1994. From 1977 to 1993, Mr. Frazier was with Edisto Resources Corporation in Dallas, serving as Executive Vice President Exploration and Production from 1983 to 1993, where he had overall responsibility for its property acquisition, exploration, drilling, production, gas marketing and engineering functions. He has been responsible for hiring staff and coordinating efforts to evaluate, purchase and operate over $400 million in oil and gas properties, consisting of 2,200 wells in 19 states. From 1972 to 1976, Mr. Frazier served as District Production Superintendent and Petroleum Engineer with HNG Oil Company (Now Enron Oil & Gas) in Midland, Texas. Mr. Frazier's initial employment, from 1968 to 1971, was with Amerada Hess Corporation as a Petroleum Engineer involved in numerous projects in Oklahoma and Texas. Mr. Frazier graduated in 1970 from University of Tulsa with a Bachelor of Science Degree in Petroleum Engineering. He is a registered Professional Engineer in Texas and a member of Society of Petroleum Engineers and many other professional organizations.

     (c)  Family Relationships.

     There is no family relationship which exists between any of the directors, executive officers or significant employees.

     (d)  Involvement in Certain Legal Proceedings.

     No present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Issuer is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 1995, that was not filed with the Issuer.

Item 10. Executive Compensation.
- --------------------------------

     The following table contains information with respect to all cash compensation paid or accrued by the Company during the past three fiscal years to the Chief Executive Officer of the Company. No other officer individually received annual cash compensation exceeding $100,000 during the past three years.


                                                                              Long Term Compensation
                                    Annual Compensation                    Awards                  Payouts
(a)                   (b)         (c)       (d)        (e)            (f)           (g)       (h)           (i)
Name,                 Year      Salary     Bonus      Other                        Number
Principal                                             Annual       Restricted     Options      LTP        All Other
Position                                           Compensation      Stock          SARs     Payouts     Compensation

L.T. Rochford         1995     $ 96,000     -0-      $15,693           -              -        -             -
                               ========     ===      =======
CEO
                      1994     $ 60,000     -0-      $25,244           -              -        -             -
                               ========     ===      =======

                      1993     $ 60,000     -0-      $21,506           -              -        -             -
                               ========     ===      =======


     From April 1992 through the first half of 1995, the Company provided Mr. Rochford with a vehicle and has paid the insurance thereon. Such payments amounted to approximately $17,389, $18,421 and $8,870 for the fiscal years ended December 31, 1993, 1994 and 1995, respectively. Pursuant to a Letter Agreement dated July 21, 1995, Mr. Rochford is to continue to receive a salary of $8,000 per month until December 31, 1996. Additionally Mr. Rochford is provided with the same benefits as other employees including health insurance coverage, the premiums of which totaled $6,823 for the fiscal years ended December 31, 1995 and 1994.

Compensation of Directors
- -------------------------

     The Company has seven individuals who serve as directors, four of which are independent. Three of these directors receive compensation with respect to their services and in their capacities as executive officers of the Company and no additional compensation has historically been paid for their services to the Company as directors. The other four directors of the Company are not employees. Two former directors received 5,000 shares of common stock, valued at $3.50 per share, as compensation for their services in 1995. For 1996, all independent directors are to receive $500 per meeting as compensation for their services. Other than the compensation stated herein, the Company has not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
- --------------------------------------------------------------------------------

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
- ------------------------------------------------------------------------

     The following table sets forth certain information with respect to the beneficial ownership after completion of the Business Combination of the Company's common and preferred stock with respect to each director of the Company, each beneficial owner of more than five percent of said securities, and all directors and executive officers of the Company as a group:

                                                   Amount and Nature
                                                    of Beneficial     Percent of
                            Title of Class            Ownership          Class
                             ---------------------------------------------------

Lloyd T. Rochford            Common                 257,939 Shares       2.22

Matthew C. Lutz              Common                  76,609 Shares       0.66

Gary C. Evans                Common               1,712,166 Shares      14.75
                             Series C Preferred     111,825 Shares      17.89

Gerald W. Bolfing            Common                 350,050 Shares       3.02

Oscar C. Lindemann                   -                    -               -

Stanley McCabe               Common                  67,150 Shares       0.58

James E. Upfield             Common                  28,090 Shares       0.24

All directors and  officers
as a group                   Common               2,492,004 Shares      21.47
                             Series C Preferred     111,825 Shares      17.89

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. There does not exist any arrangement which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
- --------------------------------------------------------

     Pursuant to the acquisition of certain oil and gas properties on September 12, 1994, Stanley McCabe, former Field Representative of the Company and a director of the Company, received 60,000 restricted shares of the Company's common stock.

     For his efforts in the acquisition of Hunter, Denny W. Nestripke, former controller of the Company, received 100,000 restricted shares of the Company's common stock after the Business Combination with Hunter Resources, Inc.

     For his efforts in the acquisition of Hunter, Virden L. Parker, former Director of the Company, received 150,000 restricted shares of the Company's common stock after the Business Combination with Hunter Resources, Inc.

Item 13. Exhibits and Reports on Form 8-K.
- ------------------------------------------

     (a) Exhibits to this report are all documents previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934 which are incorporated herein as exhibits to this report by reference to registration statements and other reports.

Exhibits Index

Exhibit No.                  Document

3.1 & 4.1       Articles of Incorporation                            *
3.2 & 4.2       Articles of Amendment                                **
3.3 & 4.3       Articles of Amendment                                ***
3.4 & 4.4       By-Laws, as Amended                                  ***
10.1            Agreement and Plan of Reorganization
                  and Plan of Liquidation                            ****
10.2            Amendment to Agreement and Plan
                  of Reorganization and Plan of Liquidation          *****
16.1            Letter on change in certifying accountant            ******
22.1            Subsidiaries of the registrant

* Incorporated by reference to Registration Statement on Form S-18, File No. 33-30298-D.

** Incorporated by reference to Form 10-K for the year ended December 31, 1990.

*** Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190.

**** Incorporated  by  reference  to Form 8-K/A  dated July 21,  1995,  filed on
     October 3, 1995.

*****Incorporated  by  reference  to Form S-4  filed on March 12,  1996.

****** Incorporated by reference to Form 8-K/A dated November 1, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM PETROLEUM, INC.



By:  /s/ Gary C. Evans
     Gary C.  Evans, President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                    Title                               Date


 /s/ Lloyd T.  Rochford     Chairman                         April 11, 1996
Lloyd T. Rochford


/s/ Gary C.  Evans          Director, President and          April 11, 1996
Gary C. Evans               Chief Executive Officer


/s/ Matthew C.  Lutz        Vice Chairman                    April 11, 1996
Matthew C. Lutz


/s/ Gerald W.  Bolfing      Director                         April 11, 1996
Gerald W. Bolfing


/s/ Oscar C.  Lindemann     Director                         April 11, 1996
Oscar C. Lindemann


/s/ Stanley McCabe          Director                         April 11, 1996
Stanley McCabe


/s/ James E.  Upfield       Director                         April 11, 1996
James E. Upfield


/s/ Steven P.  Smart        Senior Vice President and        April 11, 1996
Steven P. Smart             Chief Financial Officer

                                   EXHIBIT 22

                           Subsidiaries of Registrant


Cushing Disposal, Inc.

Gruy Petroleum Management Company

Hunter Butcher International Limited Liability Company, a Wyoming limited liability company

Hunter Gas Gathering, Inc.  (formerly IOM Gas, Inc.)

Inesco Corporation

Magnum Hunter Production, Inc. (formerly David H. Arrington Texas & New Mexico, Inc.)

Midland Hunter Petroleum Limited Liability Company, a Wyoming limited liability company

SPL Gas Marketing, Inc.