Form 10QSB
period 1996-03-31
MAGNUM PETROLEUM INC /NV/
filed 1996-05-15
CIK 854271

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1996
                                            --------------

[ ]  Transition  Report Under  Section 13 or 15(d) of the Exchange Act For the
     transition period from .......... to ..........


                     Commission File Number..........1-12508


                             MAGNUM PETROLEUM, INC.
         Exact name of small business issuer as specified in its charter

          Nevada                                       87-0462881
State or other jurisdiction of               IRS employer identification No.
Incorporation or organization


           600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039
                     Address of principal executive offices

                                 (214) 401-0752
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996.
                         11,607,958

Transitional Small Business Disclosure Format       Yes       No     X


Page 1 of ____ pages contained in the sequential numbering system. The Exhibit Index is on Page ___ of the sequential numbering system.

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

     The financial  statements of Magnum Petroleum,  Inc. ("Magnum") required by
Item 310(b) of Regulation S-B follow Item 2. Management's Discussion and Analysis or Plan of Operation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with Magnum's consolidated financial statements and the notes associated with them contained in its Form 10-KSB for the year ended December 31, 1995. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum.

     On July 21, 1995, Magnum closed a definitive agreement to combine (the "Business Combination") with Hunter Resources, Inc. ("Hunter"), subject to Hunter shareholder approval. Pursuant to the definitive agreement, Magnum issued to Hunter 2,750,000 shares of newly issued restricted common stock in exchange for substantially all of the assets of Hunter, subject to its associated liabilities. Hunter's assets primarily consisted of stock in wholly-owned subsidiaries and stock ownership interests in limited liability companies ("Hunter Subsidiaries").

     On December 19, 1995 to be effective December 22, 1995, Magnum and Hunter entered into an Agreement and Plan of Reorganization and Plan of Liquidation, as amended. The amendment was executed on December 19, 1995 by Hunter shareholders holding over fifty percent (50%) of the common stock of Hunter and provided for the issuance to Hunter of an additional 2,335,077 shares of newly issued restricted common stock and 111,825 shares of Series C preferred stock. Therefore, the total consideration paid by Magnum for the Hunter subsidiaries was 5,085,077 shares of restricted common stock and 111,825 shares of Series C preferred stock.

     Hunter's shareholders have no dissenter rights. However, Hunter is required to distribute an Information Statement and hold a special meeting of its shareholders to formally approve the Agreement. Magnum shares issued in the Business Combination are held in escrow pending formal shareholder approval of the Agreement. Subsequent to the Business Combination, Magnum has conducted its oil and gas operations and energy related acquisitions in conjunction with the Hunter Subsidiaries. Acquisitions completed by Magnum and Hunter after the initial agreement, were completed by Magnum Hunter Production, Inc. ("Magnum Hunter"), a Hunter Subsidiary. Hunter and its subsidiaries were consolidated in Magnum's financial statements beginning December 31, 1995.

Results of Operations for the Interim Periods in 1996 and 1995

     As discussed above, Magnum completed a business combination with Hunter, which for accounting purposes, was recorded under the purchase method of accounting. Hunter's operations were consolidated with those of Magnum beginning December 31, 1995. As such, the comparison of the increases in the 1996 interim period over the 1995 interim period are, unless otherwise stated, the result of the Hunter operating activities.

     Magnum incurred an operating profit of $135,000 for the three month period ended March 31, 1996 versus an operating loss of $154,000 during the previous year. This $289,000 improvement in operations can be directly attributed to the acquisition of Hunter completed for accounting purposes, as of December 31, 1995.

     Magnum incurred a net loss after payment of dividends on preferred stock of $338,000 during the three month period ended March 31, 1996, compared to a net loss of $252,000 for the same period of the preceding year. While the net loss increased slightly ($14,000), the loss per common share improved to $0.02 from $0.05 due to the increase in the common shares used in per share calculation, as a result of the Hunter acquisition.

     Total revenues increased 1,273% from $176,000 during the first quarter of 1995 to $2,239,000 during the first quarter of 1996. During the three month period ended March 31, 1996, revenue from oil and gas sales increased 747% to $1,389,000 from total oil and gas sales of $164,000 for the same period of the prior year. For the first three months of 1996, Magnum sold 44,383 barrels of oil and 255,748 mcf of gas. In comparison, during the same three month period of 1995, Magnum sold 8,550 barrels of oil and 15,874 mcf of gas with an average oil price of $16.69 per barrel in 1995 versus $18.56 per barrel in the 1996 period. Average gas prices were $2.18 per mcf in 1996 as compared to $1.34 per mcf in 1995.

     Gas gathering and marketing activities, which have all resulted from the combination with Hunter, provided revenues of $757,000 and a net profit from these activities of $103,000. Expenses associated with this activity were $106,000 and $548,000 representing pipeline operating expenses and purchase of natural gas from third parties, respectively.

     Revenues from oil field services and commissions were $102,000 in the 1996 period as compared to $12,000 in the 1995 period. Related cost of services expense of $157,000 and $4,000 for the 1996 and 1995 period, respectively, were recognized resulting in a net loss in 1996 from these activities of $55,000 as compared to a net profit in 1995 of $8,000.

     Lease operating expenses amounted to $565,000 in 1996 as compared to $57,000 in the 1995 period. On an equivalent barrel basis, the expense was $6.49 per barrel and $5.05 per barrel for the respective 1996 and 1995 periods. Depreciation and depletion rose to $506,000 in 1996 versus $56,000 in 1995 due to the increased oil and gas activities from the combination with Hunter.

     General and administrative expense remained relatively unchanged at $226,000 in the 1996 period. as compared to $213,000 in 1995. Professional fees attributed to Magnum's year-end audit of its financial statements represented approximately $35,000 and $28,000 in the respective 1996 and 1995 periods.

     Interest expense rose to $254,000 in 1996 from $2,000 in 1995 primarily as a result of commercial bank indebtedness assumed in the combination with Hunter. Preferred dividends increased to $172,000 in 1996 from $147,000 in 1995 due to the issuance of additional Series C preferred stock due to the combination with Hunter.

Liquidity and Capital Resources

     In March 1996, Magnum increased its available borrowing base for its oil and gas properties under its line of credit arrangements with a commercial bank to $9 million. At March 31, 1996, there remained approximately $1 million of available borrowings under the Company's existing line of credit. In addition at the same time, interest rates on borrowings under the line of credit were lowered from prime plus one and one-half percent (1 1/2%) to prime plus one percent (1%) per annum. In addition, subsequent to December 31, 1995, Magnum entered into an exclusive arrangement with an investment banking firm specialized in raising capital for energy companies for a private placement of preferred stock for as much as $15 million to be completed during 1996. Proceeds from the offering would be utilized to develop a significant portion of Magnum's proved undeveloped reserves predominately comprised of waterflood projects. In the event Magnum is unsuccessful in raising the new capital from this preferred stock offering, Magnum will be able to meet its obligations for the remainder of 1996 out of cash flow from operations and funds available from its existing line of credit.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                     March 31,
                                                                       1996
                                                                       ----
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $   1,408,000
     Securities available for sale                                     102,000
     Accounts receivable
      Trade, net of allowance of $134,158                            1,264,000
      Due from affiliates                                               61,000
   Note receivable from affiliate                                      152,000
     Note receivable                                                   155,000
     Other current assets                                               49,000
     Current portion of long-term note receivable                      202,000
                                                                       -------
          TOTAL CURRENT ASSETS                                       3,393,000
                                                                     ---------

PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
          Unproved                                                     864,000
          Proved                                                    36,676,000
     Pipelines                                                       1,087,000
     Other property                                                    167,000
                                                                       -------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                       38,794,000
     Accumulated depreciation, depletion and impairment             (2,424,000)
                                                                    ----------
          NET PROPERTY, PLANT AND EQUIPMENT                         36,370,000

OTHER ASSETS
     Deposits and other assets                                         131,000
     Long-term notes receivable, net of imputed interest               172,000
                                                                       -------

                         TOTAL ASSETS                            $  40,066,000
                                                                 =============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable and accrued liabilities               $   1,650,000
    Dividends payable                                                  172,000
    Suspended revenue payable                                          794,000
    Current maturities of long-term debt                             1,922,000
                                                                     ---------
          TOTAL CURRENT LIABILITIES                                  4,538,000
                                                                     ---------

LONG-TERM LIABILITIES
   Long-term debt                                                    7,818,000
   Production payment liability                                        272,000
   Other                                                                82,000
   Deferred income taxes                                             3,125,000

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value; 10,000,000 authorized,
         216,000  designated as Series A;
         80,000 shares issued and  outstanding
         925,000 designated as Series B;
         42,500 shares issued and outstanding
         625,000 designated as Series C;
         625,000 shares issued and outstanding                            -
       (liquidation preference of $6,250,000 at March 31, 1996)          1,000
   Common stock - $.002 par value; 50,000,000 shares authorized,
       11,607,958 shares issued and outstanding                         23,000
   Additional paid-in capital                                       29,660,000
       Accumulated deficit                                          (5,510,000)
       Receivable from stockholders                                       -
       Unrealized gain(loss) on investments                             57,000
                                                                        ------
         TOTAL STOCKHOLDERS' EQUITY                                 24,231,000
                                                                    ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  40,066,000
                                                                 =============

  The accompanying notes are an integral part of these consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                Three Months Ended

                                                            March 31,       March 31,
                                                              1996            1995
                                                              ----            ----
Operating Revenues:
     Oil and gas sales                                  $    1,380,000    $   164,000
     Gas gathering and marketing                               757,000            -
     Oil field services and commissions                        102,000         12,000
                                                               -------         ------

          Total Operating Revenue                            2,239,000        176,000
                                                             ---------        -------

Operating Costs and Expenses:
     Lease operating                                           565,000         57,000
     Pipeline operating                                         96,000            -
     Purchases of natural gas                                  548,000            -
     Costs of services                                         167,000          4,000
     Depreciation and depletion                                506,000         56,000
     General and administrative                                222,000        213,000
                                                               -------        -------

          Total Operating Costs and Expenses                 2,104,000        330,000
                                                             ---------        -------

Operating Profit (Loss)                                        135,000       (154,000)
     Gain on sale of assets                                        -           19,000
     Interest income                                            17,000         32,000
     Other income                                                9,000            -
     Interest expense                                         (254,000)        (2,000)
                                                              --------         ------

Net Loss                                                       (93,000)      (105,000)
     Dividends Applicable to Preferred Stock                  (172,000)      (147,000)
                                                              --------       --------

Net Loss Applicable to Common Shares                    $     (265,000)   $  (252,000)
                                                        ==============    ===========

Loss Per Common Share                                   $        (0.02)   $     (0.05)
                                                        ==============    ===========

Common Shares Used in Per Share Calculation                 11,607,958      5,007,207
                                                            ==========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                                      Three Months Ended March 31,

                                                                                                   1996                 1995
                                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS
     Adjustments to reconcile net income to net cash
          provided by operating activities:                                                  $        (93,000)     $     (105,000)
     Depreciation and depletion                                                                       506,000              56,000
     Change in assets and liabilities
          (Increase) decrease in securities available for sale                                          -                  23,000
          (Increase) decrease in accounts receivable                                                  (60,000)           (181,000)
          (Increase) decrease in notes receivable                                                    (169,000)             13,000
          (Increase) decrease in other current assets                                                 (49,000)             (6,000)
          (Increase) decrease in costs in excess of billings on uncompleted
              drilling contracts                                                                       -                   55,000
          (Increase) decrease in deposits and other current assets                                    (13,000)              1,000
          Increase (decrease) in trade accounts payable and accrued liabilities                       367,000            (359,000)
          Increase (decrease) in other liabilities                                                     (8,000)                  -
                                                                                                       ------

NET CASH USED FOR OPERATING ACTIVITIES                                                               (601,000)           (503,000)
                                                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment, net                                                        (672,000)            (21,000)
                                                                                                     --------             -------

NET CASH USED FOR INVESTING ACTIVITIES                                                               (672,000)            (21,000)
                                                                                                     --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock,
         net of offering costs                                                                         -                3,092,000
     Proceeds from long-term debt borrowings                                                        2,520,000                   -
     Payments of principal on notes payable                                                        (2,392,000)            (19,000)
     Payments on production payment liability                                                         (16,000)                  -
     (Increase) decrease in segregated funds for payments of notes payable                             -                  130,000
     Dividends paid                                                                                  (177,000)           (144,000)
                                                                                                     --------            --------

NET CASH PROVIDED BY (USED FOR)  FINANCING ACTIVITIES                                                 (65,000)          3,059,000
                                                                                                      -------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (136,000)          2,535,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,544,000           1,645,000
                                                                                                    ---------           ---------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $      1,408,000      $    4,180,000
                                                                                             ================      ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1996


(1) MANAGEMENT'S REPRESENTATION

       The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three month periods then ended are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the financial position, results of operations and changes in cash flows for the interim periods.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1995 annual report on Form 10-KSB for Magnum Petroleum, Inc. ("Magnum"). The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation. The Company has changed the presentation format for the consolidated statements of cash flows from the direct method to the indirect method.

       During 1995, Magnum changed its accounting method for oil and gas activities from the successful efforts method to the full cost method. The comparable 1995 amounts in the financial statements included herein have been restated to comply with the full cost method.

       During the quarter ended March 31, 1996, 19,550 shares of Series B preferred stock were converted to 9,775 shares of common stock.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

          NONE

Item 2.  Changes in Securities

          NONE

Item 3.  Defaults Upon Senior Securities

          NONE

Item 4.  Submission of Matters to a Vote of Security Holders

          NONE

Item 5.  Other Information

          NONE

Item 6. Exhibits and Reports on Form 8-K

          (a)    Reports on Form 8-K

         Item No.    Items Reported                      F/S Included                 Date Filed (Date of Event)
         --------    --------------                      ------------                 --------------------------
           2         Description of assets acquired      None                         [July 21, 1995]
                                                                                       March 14, 1996

           7         Financial Statements                See Attached Description

         ------------

           4         Change in Registrants                                            [November 1, 1995]
                     Certifying Accountant               N/A                          March 19, 1996
           4         Change in Acocunting Principle

Financial Statements and Exhibits
- - ---------------------------------

a)   Financial Statements of Businesses Acquired:

     Accountants' Report of Hein+Associates LLP, dated April 14, 1995
     Audited  Consolidated   Balance  Sheet  of  Hunter   Resources,   Inc.  and
          Subsidiaries as of December, 1994
     Audited Consolidated  Statements of Operations for Hunter  Resources,  Inc.
          and Subsidiaries for the Years Ended Decmber 31, 1994 and 1993
     Audited  Consolidated   Statements  of  Stockholders'   Equity  for  Hunter
          Resources, Inc. and Subsidiaries for the Years Ended Decmber 31, 1994 and 1993
     Audited Consolidated  Statements of Cash Flows for Hunter  Resources,  Inc.
          and Subsidiaries for the Years Ended Decmber 31, 1994 and 1993

     Unaudited  Consolidated  Balance  Sheet  of  Hunter  Resources,   Inc.  and
          Subsidiaries as of June 30, 1995
     Unaudited Consolidated Statements of Operations for Hunter Resources,  Inc.
          and Subsidiaries for the Quarters and Six Months Ended June 30, 1995 and 1994
     Unaudited Consolidated Statements of Cash Flows for Hunter Resources,  Inc.
          and Subsidiaries for the Quarters and Six Months Ended June 30, 1995 and 1994

b)   Pro Forma Financial Information:

     Consolidated Pro Forma Financial Information (unaudited)
     Consolidated Pro Forma Balance Sheet at June 30, 1995 (unaudited) Consolidated Pro Forma Statement of Operations
          For the Twelve Months Ended December 31, 1994 (unaudited) Consolidated ProForma Statement of Operations
          For the Six Months Ended June 30, 1995 (unaudited)
     Notes to the Pro Forma Consolidated Statements of Operations (unaudited)

c)   Restated Consolidated Financial Statements:

     Accountants'   Report  of  HANSEN,   BARNETT  &  MAXWELL,   a  Professional
          Corporation, dated March 26, 1995, except for Note 2, as to which the date is September 29, 1995
     Audited Restated  Consolidated Balance Sheet of Magnum Petroleum,  Inc. and
          Subsidiary as of December 31, 1994 and Unaudited Consolidated Balance Sheet of Magnum Petroleum, Inc. and Subsidiary as of June 30, 1995
     Audited Consolidated  Statements of Operations for Magnum  Petroleum,  Inc.
          and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statments of Operaitons for Magnum Petroleum, Inc. and Subsidiary for the Six Months Ended June 30, 1995
     Audited  Consolidated   Statements  of  Stockholders'   Equity  for  Magnum
          Petroleum, Inc. and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statements of Stockholders' Equity for Magnum Petroleum, Inc. and Subsidiary for the Six Months Ended June 30, 1995
     Audited Consolidated  Statements of Cash Flows for Magnum  Petroleum,  Inc.
          and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statements of Cash Flows for Magnum Petroleum, Inc. and Subsidiary for the Six Months Ended June 30, 1995

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM PETROLEUM, INC.



By: /s/ Gary C. Evans                                       May 15, 1996
    Gary C. Evans
    President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By: /s/ Gary C. Evans                                       May 15, 1996
    Gary C. Evans
    President and Chief Executive Officer

    /s/ Steven P. Smart
    Steven P. Smart
    Senior Vice President and Chief Financial Officer       May 15, 1996