Form 10KSB/A
period 1995-12-31
MAGNUM PETROLEUM INC /NV/
filed 1996-05-30
CIK 854271

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

/s/ Hansen, Barnett & Maxwell
HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 26, 1995, except for Note 2,
 as to which the date is September 29, 1995

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,    December 31,
                                                                        1995             1994
                                                                        ----             ----
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,543,666     $  1,644,519
     Securities available for sale                                       101,640           23,375
     Accounts receivable
      Trade, net of allowance of $134,158 in 1995                      1,246,652           72,783
      Due from affiliates                                                115,961             -
      Other                                                               22,368             -
     Note receivable from affiliate                                      120,758             -
     Note receivable                                                        -             319,206
     Costs in excess of billings on uncompleted drilling contracts          -              54,590
     Current portion of long-term note receivable                        200,955             -
                                                                     -----------     ------------
          TOTAL CURRENT ASSETS                                         3,352,000        2,114,473
                                                                     -----------     ------------

PROPERTY, PLANT AND EQUIPMENT
     Oil and gas  properties, full cost method
       Unproved                                                          842,889          700,344
       Proved                                                         36,256,428        7,932,496
     Pipelines                                                         1,087,310             -
     Other property                                                      145,957          169,285
                                                                     -----------     ------------
       TOTAL PROPERTY, PLANT and EQUIPMENT                            38,332,584        8,802,125
     Accumulated depreciation, depletion and impairment               (1,928,078)      (1,547,647)
                                                                     -----------     ------------
       NET PROPERTY, PLANT AND EQUIPMENT                              36,404,506        7,254,478
                                                                     -----------     ------------

OTHER ASSETS
     Deposits and other assets                                           118,007            8,971
     Investments in securities                                              -              66,660
     Long-term notes receivable, net of imputed interest                 190,287             -
     Funds segregated for settlement of note payable                        -             130,000
                                                                    ------------     ------------
          TOTAL ASSETS                                              $ 40,064,800     $  9,574,582
                                                                    ============     ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable                                          $  1,229,562     $    551,911
    Accrued liabilities                                                   53,433           48,183
    Dividends payable                                                    177,304          143,579
    Suspended revenue payable                                            793,680             -
    Current maturities of long-term debt                               2,014,000          173,925
                                                                       ---------          -------
          TOTAL CURRENT LIABILITIES                                    4,267,979          917,598
                                                                       ---------          -------
LONG-TERM LIABILITIES
    Long-term debt                                                     7,597,597           11,675
    Production payment liability                                         288,235             -
    Other                                                                289,983             -
    Deferred income taxes                                              3,125,000             -

COMMITMENTS AND CONTINGENCIES (Note 11)                                     -                -

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value; 10,000,000 authorized
        216,000 designated as Series A; 80,000 shares issued
          and outstanding                                                     80               80
        925,000 designated as Series B; 62,050 and 64,050
          shares issued and outstanding, respectively                         62               64
        625,000 designated as Series C; 625,000 and 501,725
          shares issued and outstanding, respectively
          (liquidation preference of $6,250,000 at
          December 31, 1995                                                  625              504
   Common stock - $.002 par value; 50,000,000 shares authorized
       11,598,183 and 4,537,045 shares issued and outstanding
         respectively                                                     23,196            9,074
  Additional paid-in capital                                          29,659,992       12,606,305
  Deferred costs of warrant exercise offering                               -            (240,281)
  Accumulated deficit                                                 (5,244,899)      (3,659,407)
  Receivable from stockholders                                              (250)         (62,500)
  Unrealized gain (loss) on investments                                   57,200           (8,528)
                                                                          ------           ------
       TOTAL STOCKHOLDERS' EQUITY                                     24,496,006        8,645,309
                                                                      ----------        ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 40,064,800     $  9,574,582
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

     Estimates of petroleum reserves have been made by independent engineers and Company employees. These estimates include reserves in which the Company holds an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in proved reserves are based upon subjective engineering judgements and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

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

     The assumption used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

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