Form 10QSB/A
period 1996-03-31
MAGNUM PETROLEUM INC /NV/
filed 1996-05-31
CIK 854271

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                               Amended Form 10-QSB

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

     Magnum incurred a net loss after payment of dividends on preferred stock of $265,000 during the three month period ended March 31, 1996, compared to a net loss of $252,000 for the same period of the preceding year. While the net loss increased slightly ($14,000), the loss per common share improved to $0.02 from $0.05 due to the increase in the common shares used in per share calculation, as a result of the Hunter acquisition.

     Total revenues increased 1,273% from $176,000 during the first quarter of 1995 to $2,239,000 during the first quarter of 1996. During the three month period ended March 31, 1996, revenue from oil and gas sales increased 747% to $1,380,000 from total oil and gas sales of $164,000 for the same period of the prior year. For the first three months of 1996, Magnum sold 44,383 barrels of oil and 255,748 mcf of gas. In comparison, during the same three month period of 1995, Magnum sold 8,550 barrels of oil and 15,874 mcf of gas with an average oil price of $16.69 per barrel in 1995 versus $18.56 per barrel in the 1996 period. Average gas prices were $2.18 per mcf in 1996 as compared to $1.34 per mcf in 1995.

     Gas gathering and marketing activities, which have all resulted from the combination with Hunter, provided revenues of $757,000 and a net profit from these activities of $113,000. Expenses associated with this activity were $96,000 and $548,000 representing pipeline operating expenses and purchase of natural gas from third parties, respectively.

     Revenues from oil field services and commissions were $102,000 in the 1996 period as compared to $12,000 in the 1995 period. Related cost of services expense of $167,000 and $4,000 for the 1996 and 1995 period, respectively, were recognized resulting in a net loss in 1996 from these activities of $55,000 as compared to a net profit in 1995 of $8,000.

     Lease operating expenses amounted to $565,000 in 1996 as compared to $57,000 in the 1995 period. On an equivalent barrel basis, the expense was $6.49 per barrel and $5.05 per barrel for the respective 1996 and 1995 periods. Depreciation and depletion rose to $506,000 in 1996 versus $56,000 in 1995 due to the increased oil and gas activities from the combination with Hunter.

     General and administrative expense remained relatively unchanged at $222,000 in the 1996 period. as compared to $213,000 in 1995. Professional fees attributed to Magnum's year-end audit of its financial statements represented approximately $35,000 and $28,000 in the respective 1996 and 1995 periods.

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

Financial Statements and Exhibits
- ---------------------------------

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