Form 10QSB
period 1996-06-30
MAGNUM PETROLEUM INC /NV/
filed 1996-08-16
CIK 854271

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

[X]      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the Quarterly Period Ended           June 30, 1996
                                                              -------------

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

                                                       Yes    X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1996.
                                                                11,950,220


Transitional Small Business Disclosure Format          Yes             No     X

Page 1 of ____ pages contained in the sequential numbering system. The Exhibit Index is on Page ___ of the sequential numbering system.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements of Magnum Petroleum, Inc. ("Magnum" or "Company") required by Item 310(b) of Regulation S-B follow Item 2. Management's Discussion and Analysis or Plan of Operation.


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

     On June 26, 1996, Magnum received a commitment from Wells Fargo Bank, N.A., as Agent, and Banque Paribas, as Co-agent, (hereinafter collectively referred to as "Banks") for a new credit facility for the benefit of Magnum and several wholly-owned subsidiaries. The purpose of the new line of credit is to 1) refinance the Company's existing indebtedness with First Interstate Bank of Texas, N.A. (a wholly-owned subsidiary of Wells Fargo Bank, N.A.), 2) finance the acquisition of oil and gas reserves including the $35.4 million Panoma Property acquisition, as discussed below, from Meridian Oil Inc.("Meridian"), a wholly-owned subsidiary of Burlington Resources, Inc., 3) future property development, and 4) working capital support and general corporate purposes. The credit facility is subject to a "Borrowing Base" determination established from time-to-time by the Banks based upon proven oil and gas reserves and gas gathering assets owned by Magnum and its subsidiaries. The availability under the Company's existing credit facility was $16 million and has now been increased to $48 million based upon the acquisition of the Panoma properties as discussed below. The new credit facility gives the Company the flexibility to choose a range of either "LIBOR" or "Prime" based interest rates options.

     On June 28, 1996, Magnum closed on the purchase of 469 natural gas wells and approximately 427 miles of a gas gathering pipeline system from Meridian. The net purchase price after certain purchase price adjustments was approximately $35,350,000, funded by a loan from Magnum's principal lending financial institutions. As the purchase was not completed until the end of the second quarter of 1996, the Statements of Operations for the 1996 periods do not include any operating results for the purchased properties. The purchase price was allocated based on estimated fair market values resulting in the recording of $29,560,000 as oil and gas properties and $5,790,000 as pipelines. The gas wells and gas gathering system are located in the Panhandle of Texas and Western Oklahoma and are more commonly referred to as the "Panoma Properties."

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS IN 1996 AND 1995

     As discussed above, Magnum completed a business combination with Hunter, which for accounting purposes, was recorded under the purchase method of accounting. Hunter's operations were consolidated with those of Magnum beginning December 31, 1995. As such, the comparison of the increases in the 1996 interim and six month periods over the comparable 1995 periods are, unless otherwise stated, the result of the Hunter operating activities.

     Magnum incurred an operating profit of $249,000 for the six month period ended June 30, 1996 versus an operating loss of $427,000 during the previous year. This $676,000 improvement in operations can be directly attributed to the acquisition of Hunter completed for accounting purposes as of December 31, 1995, and improved oil and gas sale prices.

     Magnum incurred a net loss after payment of dividends on preferred stock of $404,000 during the six month period ended June 30, 1996, compared to a net loss of $653,000 for the same period of the preceding year. The loss per common share improved to $0.03 from $0.12, partially the result of the increase in the number of common shares used in the per share calculation, as a result of the Hunter acquisition.

     Total revenues increased 13,130% from $322,000 during the six month period of 1995 to $4,550,000 during 1996. During the six month period ended June 30, 1996, revenue from oil and gas sales increased 8,341% to $2,821,000 from total oil and gas sales of $302,000 for the same period of the prior year. For the first six months of 1996, Magnum sold 89,838 barrels of oil and 488,154 mcf of gas. In comparison, during the same six month period of 1995, Magnum sold 16,665 barrels of oil and 34,541 mcf of gas. The average oil price of $15.73 per barrel in 1995 increased to $19.31 per barrel in the 1996 period. The average gas price of $2.22 per mcf in 1996 increased from $1.44 per mcf in 1995.

     Gas gathering and marketing activities, which have all resulted from the combination with Hunter, provided revenues of $1,528,000 and a net profit from these activities of $214,000. Expenses associated with this activity were $190,000 and $1,124,000, representing pipeline operating expenses and purchase of natural gas from third parties, respectively.

     Revenues from oil field services and commissions were $201,000 in the 1996 period as compared to $20,000 in the 1995 period. Related cost of services expense of $327,000 and $10,000 for the 1996 and 1995 period, respectively, were recognized resulting in a net loss in 1996 from these activities of $126,000 as compared to a net profit in 1995 of $10,000.

     Lease operating expenses amounted to $1,133,000 in 1996 as compared to $93,000 in the 1995 period. On an equivalent barrel basis, the expense was $6.62 per barrel and $4.37 per barrel for the respective 1996 and 1995 periods. Depreciation and depletion rose to $1,084,000 in 1996 versus $103,000 in 1995 due to the increased oil and gas activities from the combination with Hunter.

     General and administrative expense declined $100,000 to $443,000 in the 1996 period as compared to $543,000 in 1995 due to a reduction in professional and promotional expenses incurred in 1996. A gain on sale of $143,000 related to the Company's securities previously held for resale was recognized in the second quarter of 1996.

     Interest expense rose to $499,000 in 1996 from $3,000 in 1995 primarily as a result of commercial bank indebtedness assumed in the combination with Hunter and additional property acquisitions completed in 1996. Preferred dividends increased to $340,000 in 1996 from $293,000 in 1995 due to the issuance of additional Series C preferred stock associated with the combination with Hunter.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS IN 1996 AND 1995

     Magnum incurred an operating profit of $114,000 for the three month period ended June 30, 1996 versus an operating loss of $273,000 during the previous year. This $387,000 improvement in operations can be directly attributed to the acquisition of Hunter completed for accounting purposes, as of December 31, 1995.

     Magnum incurred a net loss, after payment of dividends on preferred stock, of $132,000 during the three month period ended June 30, 1996, compared to a net loss of $401,000 for the same period of the preceding year. The loss per common share improved to $.01 from $.07, partially due to the increase in the common shares used in the per share calculation, as a result of the Hunter and other associated property acquisitions.

     Total revenues increased 14,829% from $146,000 during the second quarter of 1995 to $2,311,000 during the second quarter of 1996. During the three month period ended June 30, 1996, revenue from oil and gas sales increased 9,442% to $1,441,000 from total oil and gas sales of $138,000 for the same period of the prior year. For the three month period of 1996, Magnum sold 45,455 barrels of oil and 232,406 mcf of gas. In comparison, during the same three month period of 1995, Magnum sold 8,115 barrels of oil and 13,120 mcf of gas. The average oil price of $14.71 per barrel in 1995 increased to $20.05 per barrel in the 1996 period. The average gas prices increased to $2.28 per mcf in 1996 as compared to $1.41 per mcf in 1995.

     Gas gathering and marketing activities, which have all resulted from the combination with Hunter, provided revenues of $771,000 and a net profit from these activities of $101,000. Expenses associated with this activity were $94,000 and $576,000 representing pipeline operating expenses and purchase of natural gas from third parties, respectively.

     Revenues from oil field services and commissions were $99,000 in the 1996 period as compared to $8,000 in the 1995 period. Related cost of services expense of $160,000 and $6,000 for the 1996 and 1995 period, respectively, were recognized resulting in a net loss in 1996 from these activities of $61,000 as compared to a net profit in 1995 of $2,000.

     Lease operating expenses amounted to $561,000 in 1996 as compared to $36,000 in the 1995 period. On an equivalent barrel basis, the expense was $6.66 per barrel and $3.49 per barrel for the respective 1996 and 1995 periods. Depreciation and depletion rose to $578,000 in 1996 versus $47,000 in 1995 due to the increased oil and gas activities from the combination with Hunter.

     General and administrative expense decreased $109,000 to $221,000 in the 1996 three month period as compared to $330,000 in the same 1995 period due to a decrease in professional and promotional expenses in 1996. A gain on sale of $143,000 related to the Company's securities previousle held for resale was recognized in the second quarter of 1996.

     Interest expense rose to $245,000 in 1996 from $1,000 in 1995 primarily as a result of commercial bank indebtedness assumed in the combination with Hunter and new indebtedness incurred as a result of additional property acquisitions. Preferred dividends increased to $168,000 in 1996 from $146,000 in 1995 due to the issuance of additional Series C preferred stock in the combination with Hunter.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the business combination with Hunter, Magnum's anticipated capital expenditures for 1996 on its existing properties were not considered significant and would be financed by existing working capital. However, due to the business combination with Hunter, Magnum now has a budget of approximately $2 million for exploration and production activities during 1996. Magnum has already spent approximately $1.2 million on exploration and production activities. The source of financing for such projects is a combination of the following: 1) existing available cash, 2) the Company's bank line of credit, 3) third party investors,
4) seller financing through production payments and 5) new equity capital. At August 13, 1996, there remained approximately $1.3 million of available borrowings under the senior bank line of credit. In addition, subsequent to December 31, 1995, Magnum entered into an exclusive arrangement with an investment banking firm specialized in raising capital for energy companies for a private placement of preferred stock for as much as $15 million to be completed during 1996. Proceeds from the offering would be utilized to develop a significant portion of Magnum's proved undeveloped reserves predominately comprised of development drilling and waterflood projects. In the event Magnum is unsuccessful in raising the new capital from this preferred stock offering, Magnum will be able to meet its obligations for the remainder of 1996 out of cash flow from existing operations and funds available from its senior bank line of credit.

     On June 5, 1996, Magnum called for the redemption of 208,333 shares of its Series C preferred stock at $10.50 per share, as provided by the terms of the certificate of designations, plus accrued dividends with an extended redemption date of July 10, 1996. Terms of the preferred stock provide for the option by the holder to convert the preferred shares into common stock at the rate of three (3) shares of common stock for each share of Series C preferred stock. At June 30, 1996, 57,400 shares of the preferred stock had converted into 172,200 shares of Magnum common stock. An additional, 3,527 shares of common stock were issued for accrued dividends to conversion date. Subsequent to June 30, 1996, an additional 236,992 shares of the preferred stock were converted for 732,223 shares of common stock including accrued dividends paid in common stock. Additionally, 8,224 shares of preferred stock were redeemed for cash in the amount of $86,352 after June 30, 1996.

     On July 11, 1996, Magnum called for the redemption the remaining 322,384 shares of its Series C preferred stock. The redemption price is $10.50 per share, plus accrued dividends of $.141 per share from July 1, 1996 through the extended redemption date of August 16, 1996, for a total redemption price of $10.641 per share. The Series C preferred shares may be converted, at the option of the holder, at any time prior to August 16, 1996 into common stock. As of August 13, 1996, there remained 39,374 shares of Magnum Series C preferred stock for which no response had been received. Should any of the remaining Series C preferred stock be redeemed, Magnum will fund the redemption price in cash from existing working capital or immediately available funds under its existing bank credit line.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                       June 30,
                                                                         1996


                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $     2,778,000
     Accounts receivable
      Trade, net of allowance of $134,158                             1,609,000
      Due from affiliates                                               162,000
   Note receivable from affiliate                                       148,000
     Note receivable                                                    106,000
     Other current assets                                                82,000
     Current portion of long-term note receivable                       204,000
                                                                 --------------
                               TOTAL CURRENT ASSETS                   5,089,000
                                                                 --------------
PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
          Unproved                                                      864,000
          Proved                                                     68,280,000
     Pipelines                                                        6,882,000
     Other property                                                     218,000
                                                                 --------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                        76,244,000
     Accumulated depreciation, depletion and impairment              (3,002,000)
                                                                 --------------
          NET PROPERTY, PLANT AND EQUIPMENT                          73,242,000

OTHER ASSETS
     Deposits and other assets                                          509,000
     Long-term notes receivable, net of imputed interest                147,000
                                                                 ==============
                                            TOTAL ASSETS        $    78,987,000
                                                                 ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable and accrued liabilities              $     1,832,000
    Dividends payable                                                   156,000
    Suspended revenue payable                                           882,000
    Current maturities of long-term debt                                 21,000
                                                                 --------------
          TOTAL CURRENT LIABILITIES                                   2,891,000
                                                                 --------------
LONG-TERM LIABILITIES
   Long-term debt                                                    48,056,000
   Production payment liability                                         246,000
   Other                                                                  4,000
   Deferred income taxes                                              3,125,000


STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value; 10,000,000 authorized,
     216,000 designated as Series A;
           80,000 shares issued and outstanding
     925,000 designated as Series B;
           41,500 shares issued and outstanding
     625,000  designated as Series C;
           567,600 shares issued and outstanding
     (liquidation preference of $5,676,000 at June 30, 1996)              1,000
   Common stock - $.002 par value; 50,000,000 shares authorized,
     11,950,220 shares issued and outstanding                            24,000
   Additional paid-in capital                                        30,282,000
   Accumulated deficit                                               (5,642,000)
   Receivable from stockholders                                             -
                                                                 --------------
         TOTAL STOCKHOLDERS' EQUITY                                  24,665,000
                                                                 --------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   78,987,000
                                                                 ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                     Three Months Ended                  Six Months Ended
                                                          June 30,              -            June 30,
                                             ----------------------------------- ----------------------------------
                                                 1996              1995              1996              1995
                                             ----------------------------------------------------------------------

OPERATING REVENUES:
     Oil and gas sales                     $  1,441,000        $  138,000       $  2,821,000       $ 302,000
     Gas gathering and marketing                771,000             -              1,528,000                -
     Oil field services and commissions          99,000             8,000            201,000          20,000
                                             ----------------------------------------------------------------------

 TOTAL OPERATING REVENUE                      2,311,000           146,000          4,550,000         322,000
                                             ----------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
     Lease operating                            561,000            36,000          1,126,000          93,000
     Pipeline operating                          94,000                 -            190,000               -
     Purchases of natural gas                   576,000                 -          1,124,000               -
     Costs of services                          160,000             6,000            327,000          10,000
     Depreciation and depletion                 578,000            47,000          1,084,000         103,000
     General and administrative                 221,000           330,000            443,000         543,000
                                             ----------------------------------------------------------------------

 TOTAL OPERATING COSTS & EXPENSES             2,190,000           419,000          4,294,000         749,000
                                             ----------------------------------------------------------------------

OPERATING PROFIT (LOSS)                         121,000          (273,000)           256,000        (427,000)

     Gain (loss) on sale of assets              143,000           (34,000)           143,000         (15,000)
     Interest income                             14,000            53,000             31,000          85,000
     Other income                                 3,000                 -             12,000               -
     Interest expense                          (245,000)           (1,000)          (499,000)         (3,000)
                                             ----------------------------------------------------------------------

NET INCOME (LOSS)                                36,000          (255,000)           (57,000)       (360,000)
     Dividends Applicable to Preferred Stock   (168,000)         (146,000)          (340,000)       (293,000)
                                             ----------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES         $ (132,000)       $ (401,000)       $  (397,000)     $ (653,000)
                                             ======================================================================

LOSS PER COMMON SHARE                        $    (0.01)       $    (0.07)       $     (0.03)     $    (0.12)
                                             ======================================================================
Common Shares Used In Per Share Calculation  11,710,065         5,650,936         11,658,958       5,413,989
                                             ======================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                             Six Months Ended
                                                                  June 30,
                                                         ----------------------
                                                         1996              1995
                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                              $  (57,000)    $ (360,000)
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and depletion                         1,084,000        103,000
    (Gain) loss on sale of assets                       (143,000)        15,000
    Common stock issued for services                        -            17,000
    Change in assets and liabilities
     (Increase) decrease in securities available for sale   -            23,000
     (Increase) decrease in accounts receivable         (386,000)       (43,000)
     (Increase) decrease in notes receivable             (93,000)       319,000
     (Increase) decrease in other assets                 (82,000)       (11,000)
     (Increase) decrease in costs in excess of
          billings on uncompleted drilling contracts        -            55,000
     (Increase) decrease in deposits and other assets   (401,000)         1,000
     Increase (decrease) in trade accounts payable
          and accrued liabilities                        549,000       (481,000)
     Increase (decrease) in suspended revenue payable     88,000           -
     Increase (decrease) in other liabilities           (286,000)          -
                                                   ----------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES     273,000       (362,000)
                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                       188,000         73,000
  Additions to property and equipment, net           (37,301,000)    (1,128,000)
                                                   ----------------------------
NET CASH USED FOR INVESTING ACTIVITIES               (37,113,000)    (1,055,000)
                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and
      preferred stock, net of offering costs              -           3,332,000
  Payments received on notes receivable
      from shareholders                                   -              63,000
  Proceeds from long-term debt borrowings             54,313,000           -
  Payments of principal on notes payable             (15,848,000)      (167,000)
  Payments on production payment liability               (42,000)          -
  (Increase) decrease in segregated funds
      for payments of notes payable                       -             130,000
  Dividends paid                                        (349,000)      (290,000)
                                                   ----------------------------

NET CASH PROVIDED BY
   (USED FOR) FINANCING ACTIVITIES                    38,074,000      3,068,000
                                                   ----------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,234,000      1,651,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,544,000      1,645,000
                                                   ----------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 2,778,000    $ 3,296,000
                                                   ============================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996


(1) MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of June 30 1996, the consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the three and six month periods then ended are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and changes in cash flows for the three and six month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1995 annual report on Form 10-KSB for Magnum Petroleum, Inc. ("Magnum"). The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

(2) RECENT EVENTS

     During the three months and six months ended June 30, 1996, 1,000 shares and 20,550 shares of Series B preferred stock were converted to 500 shares and 10,275 shares of common stock, respectively.

     On June 26, 1996, Magnum received a commitment from Wells Fargo Bank, N.A., as Agent, and Banque Paribas, as Co-agent, (hereinafter collectively referred to as "Banks") for a new credit facility for the benefit of Magnum and several wholly-owned subsidiaries. The purpose of the new line of credit is to 1) refinance the Company's existing indebtedness with First Interstate Bank of Texas, N.A. (a wholly-owned subsidiary of Wells Fargo Bank, N.A.), 2) finance the acquisition of oil and gas reserves including the $35.4 million Panoma Property acquisition as discussed below from Meridian Oil Inc. ("Meridian"), a wholly-owned subsidiary of Burlington Resources, Inc., 3) future property development, and 4) working capital support and general corporate purposes. The credit facility is subject to a "Borrowing Base" determination established from time-to-time by the Banks based upon proven oil and gas reserves and gas gathering assets owned by Magnum and its subsidiaries. The availability under the Company's existing credit facility was $16 million and has now been increased to $48 million based upon the acquisition of the Panoma properties as discussed below. The new credit facility gives the Company the flexibility to choose a range of either "LIBOR" or "Prime" based interest rates options.

     On June 28, 1996, Magnum closed on the purchase of 469 natural gas wells and approximately 427 miles of a gas gathering pipeline system from Meridian. The net purchase price after certain purchase price adjustments was approximately $35,350,000, funded by a loan from Magnum's principal lending financial institutions. As the purchase was not completed until the end of the second quarter of 1996, the Statements of Operations for the 1996 periods do not include any operating results for the purchased properties. The purchase price was allocated based on estimated fair market values resulting in the recording of $29,560,000 as oil and gas properties and $5,790,000 as pipelines. The gas wells and gas gathering system are located in the Panhandle of Texas and Western Oklahoma and are more commonly referred to as the "Panoma Properties."

     On June 5, 1996, Magnum called for the redemption of 208,333 shares of its Series C preferred stock at $10.50 per share, as provided by the terms of the certificate of designations , plus accrued dividends with an extended redemption date of July 10, 1996. Terms of the preferred stock provide for the option by the holder to convert the preferred shares into common stock at the rate of three (3) shares of common stock for each share of Series C preferred stock. At June 30, 1996, 57,400 shares of the preferred stock had converted into 172,200 shares of Magnum common stock. An additional, 3,527 shares of common stock were issued for accrued dividends to conversion date. Subsequent to June 30, 1996, an additional 236,992 shares of the preferred stock were converted for 732,223 shares of common stock, including accrued dividends paid in common stock. Additionally, 8,224 shares of preferred stock were redeemed for $86,352 after June 30, 1996.

     On July 11, 1996, Magnum called for the redemption the remaining 322,384 shares of its Series C preferred stock. The redemption price is $10.50 per share, plus accrued dividends of $.141 per share from July 1, 1996 through the extended redemption date of August 16, 1996, for a total redemption price of $10.641 per share. The Series C preferred shares may be converted, at the option of the holder, at any time prior to August 16, 1996 into common stock. As of August 13, 1996, there remained 39,374 shares of Magnum Series C preferred stock for which no response had been received.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a)    Reports on Form 8-K

       Item No.     Items Reported              F/S Included       Date Filed
                                                                   Date of Event

          5         Execution of Purchase
                    and Sale Agreement          None               May 28, 1996
                                                                  (May 21, 1996)

                                                      SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10- QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM PETROLEUM, INC.


By  s/s Gary C. Evans                                           August 16, 1996
    --------------------------
    Gary C. Evans
    President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name and Signature                 Title                        Date


/s/ Gary C. Evans                  President and
- ---------------------------        Chief Executive Officer      August 16, 1996
Gary C. Evans


/s/ Steven P. Smart                Senior Vice President and    August 16, 1996
- ---------------------------        Chief Financial Officer
Steven P. Smart