Form 10QSB/A
period 1996-06-30
MAGNUM PETROLEUM INC /NV/
filed 1996-09-03
CIK 854271

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  Form 10-QSB/A

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

Page 1 of 12 pages contained in the sequential numbering system.

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

     Magnum incurred an operating profit of $256,000 for the six month period ended June 30, 1996 versus an operating loss of $427,000 during the previous year. This $683,000 improvement in operations can be directly attributed to the acquisition of Hunter completed for accounting purposes as of December 31, 1995, and improved oil and gas sale prices.

     Magnum incurred a net loss after payment of dividends on preferred stock of $397,000 during the six month period ended June 30, 1996, compared to a net loss of $653,000 for the same period of the preceding year. The loss per common share improved to $0.03 from $0.12, partially the result of the increase in the number of common shares used in the per share calculation, as a result of the Hunter acquisition.

     Total revenues increased 1,313% from $322,000 during the six month period of 1995 to $4,550,000 during 1996. During the six month period ended June 30, 1996, revenue from oil and gas sales increased 834% to $2,821,000 from total oil and gas sales of $302,000 for the same period of the prior year. For the first six months of 1996, Magnum sold 89,838 barrels of oil and 488,154 mcf of gas. In comparison, during the same six month period of 1995, Magnum sold 16,665 barrels of oil and 34,541 mcf of gas. The average oil price of $15.73 per barrel in 1995 increased to $19.31 per barrel in the 1996 period. The average gas price of $2.22 per mcf in 1996 increased from $1.44 per mcf in 1995.

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

     Lease operating expenses amounted to $1,126,000 in 1996 as compared to $93,000 in the 1995 period. On an equivalent barrel basis, the expense was $6.58 per barrel and $4.37 per barrel for the respective 1996 and 1995 periods. Depreciation and depletion rose to $1,084,000 in 1996 versus $103,000 in 1995 due to the increased oil and gas activities from the combination with Hunter.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS IN 1996 AND 1995

     Magnum incurred an operating profit of $121,000 for the three month period ended June 30, 1996 versus an operating loss of $273,000 during the previous year. This $394,000 improvement in operations can be directly attributed to the acquisition of Hunter completed for accounting purposes, as of December 31, 1995.

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

     Total revenues increased 1,483% from $146,000 during the second quarter of 1995 to $2,311,000 during the second quarter of 1996. During the three month period ended June 30, 1996, revenue from oil and gas sales increased 944% to $1,441,000 from total oil and gas sales of $138,000 for the same period of the prior year. For the three month period of 1996, Magnum sold 45,455 barrels of oil and 232,406 mcf of gas. In comparison, during the same three month period of 1995, Magnum sold 8,115 barrels of oil and 13,120 mcf of gas. The average oil price of $14.71 per barrel in 1995 increased to $20.05 per barrel in the 1996 period. The average gas prices increased to $2.28 per mcf in 1996 as compared to $1.41 per mcf in 1995.

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

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                       June 30,
                                                                         1996


                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $     2,778,000
     Accounts receivable
      Trade, net of allowance of $134,158                             1,609,000
      Due from affiliates                                               162,000
   Note receivable from affiliate                                       148,000
     Note receivable                                                    106,000
     Other current assets                                                82,000
     Current portion of long-term note receivable                       204,000
                                                                 --------------
                               TOTAL CURRENT ASSETS                   5,089,000
                                                                 --------------
PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
          Unproved                                                      864,000
          Proved                                                     68,280,000
     Pipelines                                                        6,882,000
     Other property                                                     218,000
                                                                 --------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                        76,244,000
     Accumulated depreciation, depletion and impairment              (3,002,000)
                                                                 --------------
          NET PROPERTY, PLANT AND EQUIPMENT                          73,242,000

OTHER ASSETS
     Deposits and other assets                                          509,000
     Long-term notes receivable, net of imputed interest                147,000
                                                                 ==============
                                            TOTAL ASSETS        $    78,987,000
                                                                 ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable and accrued liabilities              $     1,832,000
    Dividends payable                                                   156,000
    Suspended revenue payable                                           882,000
    Current maturities of long-term debt                              2,021,000
                                                                 --------------
          TOTAL CURRENT LIABILITIES                                   4,891,000
                                                                 --------------
LONG-TERM LIABILITIES
   Long-term debt                                                    46,056,000
   Production payment liability                                         246,000
   Other                                                                  4,000
   Deferred income taxes                                              3,125,000


STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value; 10,000,000 authorized,
     216,000 designated as Series A;
           80,000 shares issued and outstanding
     925,000 designated as Series B;
           41,500 shares issued and outstanding
     625,000  designated as Series C;
           567,600 shares issued and outstanding
     (liquidation preference of $5,676,000 at June 30, 1996)              1,000
   Common stock - $.002 par value; 50,000,000 shares authorized,
     11,950,220 shares issued and outstanding                            24,000
   Additional paid-in capital                                        30,282,000
   Accumulated deficit                                               (5,642,000)
   Receivable from stockholders                                             -
                                                                 --------------
         TOTAL STOCKHOLDERS' EQUITY                                  24,665,000
                                                                 --------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   78,987,000
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