Form 10QSB
period 1996-09-30
MAGNUM PETROLEUM INC /NV/
filed 1996-11-14
CIK 854271

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1996
                                                          ----------------------

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

                                                          Yes    X      No

State the number of shares outstanding of each of the issuer's classes of common
equity, as of September 30, 1996.                                 13,644,769

Transitional Small Business Disclosure Format             Yes           No     X

        Page 1 of 15 pages contained in the sequential numbering system.

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------


Item 1. Financial Statements
----------------------------

     The financial statements of Magnum Petroleum, Inc. ("Magnum" or the "Company") required by Item 310(b) of Regulation S-B follow Item 2. Management's Discussion and Analysis or Plan of Operation.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

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

     On October 31, 1996, Hunter held a special meeting of its shareholders and formally approved the Agreement. This action represented the last formality in completing the Business Combination and all Magnum shares previously held in escrow have been released for distribution to the Hunter shareholders. Subsequent to the Business Combination, Magnum has conducted its oil and gas operations and energy related acquisitions in conjunction with the Hunter Subsidiaries. Acquisitions completed by Magnum and Hunter after the initial agreement, were completed by Magnum Hunter Production, Inc. ("Magnum Hunter"), a Hunter Subsidiary. Hunter and its subsidiaries were consolidated in Magnum's financial statements beginning December 31, 1995.

     On June 26, 1996, Magnum received a commitment from Wells Fargo Bank, N.A., as Agent, and Banque Paribas, as Co-agent, (hereinafter collectively referred to as "Banks") for a new credit facility for the benefit of Magnum and several wholly-owned subsidiaries. The purpose of the new line of credit is to i) refinance the Company's existing indebtedness with First Interstate Bank of Texas, N.A. (a wholly-owned subsidiary of Wells Fargo Bank, N.A.), ii) finance the acquisition of oil and gas reserves including the $35.4 million "Panoma Property" acquisition, as discussed below, from Meridian Oil Inc. ("Meridian"), a wholly-owned subsidiary of Burlington Resources, Inc., iii) future property development, and iv) working capital support and general corporate purposes. The $100 million credit facility is subject to a "Borrowing Base" determination established from time-to-time by the Banks based upon proven oil and gas reserves and gas gathering assets owned by Magnum and its subsidiaries. The availability under the Company's existing credit facility was increased from $16 million to $48 million based upon the value of the assets associated with the acquisition of the Panoma Properties. The new credit facility has given the Company the flexibility to choose a range of either "LIBOR" or "Prime" based interest rates options.

     On June 28, 1996, Magnum closed on the purchase of 469 natural gas wells and approximately 427 miles of a gas gathering pipeline system from Meridian. The net purchase price after certain purchase price adjustments was approximately $35,350,000, funded by a loan from Magnum's Banks. As the purchase was not completed until the end of the second quarter of 1996, the Statements of Operations for 1996 only include the operating results of the Panoma Properties for the third quarter. The purchase price was allocated based on estimated fair market values resulting in the recording of $29,560,000 as oil and gas properties and $5,790,000 as pipelines. The gas wells and gas gathering system are located in the Panhandle of Texas and Western Oklahoma and are more commonly referred to as the "Panoma Properties."

Results of Operations for the Nine Month Periods in 1996 and 1995
-----------------------------------------------------------------

     As discussed above, Magnum completed a business combination with Hunter, which for accounting purposes, was recorded under the purchase method of accounting. Hunter's operations were consolidated with those of Magnum beginning December 31, 1995. In addition, as discussed above, the results of operations for 1996 include only the third quarter operations from the June 28, 1996 acquisition of the Panoma Properties. As such, the comparison of the increases in the 1996 interim and nine month periods over the comparable 1995 periods are, unless otherwise stated, the result of the Hunter operating activities and the acquisition of the Panoma Properties.

     Magnum recorded an operating profit of $1,872,000 for the nine month period ended September 30, 1996 versus an operating loss of $513,000 during the previous year. This $2,385,000 improvement in operations can be directly attributed to i) the operating activities of the Panoma Properties acquired on June 28, 1996, ii) the operating activities associated with the acquisition of Hunter on December 22, 1995 and, iii) improved oil and gas sale commodity prices.

     Magnum realized net income after payment of dividends on preferred stock of $154,000 during the nine month period ended September 30, 1996, compared to a net loss of $869,000 for the same period of the preceding year. The income per common share improved to $0.01 from a loss per common share in the 1995 period of $0.16.

     Total revenues increased 1,938% from $485,000 during the nine month period of 1995 to $9,885,000 during 1996. During the nine month period ended September 30, 1996, revenue from oil and gas sales increased 1,285% to $6,357,000 as compared to $459,000 for the same period of the prior year. For the first nine months of 1996, Magnum sold 139,874 barrels of oil and 1,596,987 mcf of gas. In comparison, during the same nine month period of 1995, Magnum sold 23,852 barrels of oil and 71,313 mcf of gas. The average oil price of $15.00 per barrel in 1995 increased to $19.91 per barrel in the 1996 period. The average gas price of $2.24 per mcf in 1996 increased from $1.42 per mcf in 1995.

     Gas gathering and marketing activities in 1996, all of which are a result of the acquisition of the Panoma Properties and the combination with Hunter, provided revenues of $3,143,000 and a net profit from these activities of $514,000. Expenses directly associated with this activity were $469,000 and $2,160,000, representing pipeline operating expenses and purchase of natural gas from third parties, respectively.

     Revenues from oil field services and commissions were $385,000 in the 1996 period as compared to $26,000 in the 1995 period. Related cost of services expense of $521,000 and $26,000 for the 1996 and 1995 period, respectively, were recognized resulting in a net loss in 1996 from these activities of $136,000 as compared to a break-even in 1995.

     Lease operating expenses amounted to 2,305,000 in 1996 as compared to $145,000 in the 1995 period. On an equivalent barrel basis, the expense was $5.68 per barrel and $4.06 per barrel for the respective 1996 and 1995 periods. Depreciation and depletion rose to $1,888,000 in 1996 versus $138,000 in 1995 due to the increased oil and gas activities from the Panoma Properties acquisition and the combination with Hunter.

     General and administrative expense declined $19,000 to $670,000 in the 1996 period as compared to $689,000 in 1995 due to a reduction in professional and promotional expenses incurred in 1996. A gain on sale of $143,000 related to the Company's securities previously held for resale was recognized in the second quarter of 1996.

     Interest expense rose to $1,550,000 in 1996 from $3,000 in 1995 primarily as a result of commercial bank indebtedness assumed in the combination with Hunter and additional property acquisitions completed in 1996, including the Panoma Properties acquisition funded at the end of June 1996. Preferred dividends decreased to $382,000 in 1996 from $440,000 in 1995 as Magnum completed the redemption and conversion of all of the outstanding Series C preferred stock in the third quarter of 1996, thereby eliminating any future dividend obligations.

Results of Operations for the Three Month Periods in 1996 and 1995
------------------------------------------------------------------

     Magnum realized an operating profit of $1,616,000 for the three month period ended September 30, 1996 versus an operating loss of $86,000 during the previous year. This $1,702,000 improvement in operations can be directly attributed to i) the operating activities of the Panoma Properties acquired June 28, 1996, ii) the operating activities associated with the acquisition of Hunter on December 22, 1995, and iii) improved oil and gas sale commodity prices.

     Magnum realized net income, after payment of dividends on preferred stock, of $551,000 during the three month period ended September 30, 1996, compared to a net loss of $216,000 for the same period of the preceding year. The income per common share improved to $.04 from a net loss per share of $.04.

     Total revenues increased 3,173% from $163,000 during the third quarter of 1995 to $5,335,000 during the third quarter of 1996. During the three month period ended September 30, 1996, revenue from oil and gas sales increased 2,152% to $3,536,000 as compared to $157,000 for the same period of the prior year. For the three month period of 1996, Magnum sold 50,036 barrels of oil and 1,108,833 mcf of gas. In comparison, during the same three month period of 1995, Magnum sold 7,187 barrels of oil and 36,772 mcf of gas. The average oil price of $13.32 per barrel in 1995 increased to $21.00 per barrel in the 1996 period. The average gas prices increased to $2.24 per mcf in 1996 as compared to $1.67 per mcf in 1995.

     Gas gathering and marketing activities in 1996, all of which are a result of the acquisition of the Panoma Properties and the combination with Hunter, provided revenues of $1,615,000 and a net profit from these activities of $300,000. Expenses directly associated with this activity were $279,000 and $1,036,000 representing pipeline operating expenses and purchases of natural gas from third parties, respectively.

     Revenues from oil field services and commissions were $184,000 in the 1996 period as compared to $6,000 in the 1995 period. Related cost of services expense of $194,000 and $16,000 for the 1996 and 1995 period, respectively, were recognized resulting in a net loss from these activities of $10,000 for both periods.

     Lease operating expenses amounted to $1,179,000 in 1996 as compared to $52,000 in the 1995 period. On an equivalent barrel basis, the expense was $5.02 per barrel and $3.91 per barrel for the respective 1996 and 1995 periods. Depreciation and depletion rose to $804,000 in 1996 versus $35,000 in 1995 due to the increased oil and gas activities from the Panoma Properties acquisition and the combination with Hunter.

     General and administrative expense increased $81,000 to $227,000 in the 1996 three month period as compared to $146,000 in the same 1995 period due to an increase in personnel requirements in the 1996 period.

     Interest expense of $1,051,000 was realized in the third quarter of 1996 primarily as a result of commercial bank indebtedness assumed in the combination with Hunter and new indebtedness incurred as a result of additional property acquisitions, including the Panoma Properties acquisition funded at the end of June 1996. Preferred dividends decreased to $42,000 in 1996 from $147,000 in 1995 as Magnum completed the redemption and conversion of all of the outstanding Series C preferred stock in the third quarter of 1996, thereby eliminating any future dividend obligations.

Liquidity and Capital Resources
-------------------------------

     On June 5, 1996, Magnum called for redemption 208,333 shares of its Series C preferred stock at $10.50 per share, as provided by the terms of the certificate of designations, plus accrued dividends with an extended redemption date of July 10, 1996. Terms of the preferred stock provide for the option by the holder to convert the preferred shares into common stock at the rate of three (3) shares of common stock for each share of Series C preferred stock. 294,392 shares of the preferred stock were converted for 907,950 shares of common stock including accrued dividends paid in common stock. Additionally, 8,224 shares of preferred stock were redeemed including the accrued dividends for cash in the amount of $88,860.

     On July 11, 1996, Magnum called for the redemption the remaining 322,384 shares of its Series C preferred stock. The redemption price was $10.50 per share, plus accrued dividends of $.141 per share from July 1, 1996 through the extended redemption date of August 16, 1996, for a total redemption price of $10.641 per share. The Series C preferred shares could be converted, at the option of the holder, at any time prior to August 16, 1996 into common stock. 302,492 shares of Series C preferred stock were converted into 938,451 shares of common stock including the accrued dividends paid in common stock. Additionally, 19,892 shares of preferred stock were redeemed including the accrued dividends for cash in the amount of $210,431.

     After both redemption calls, Magnum converted 596,884 shares of its Series C preferred stock including the accrued dividends paid in common stock into 1,846,401 shares of common stock and redeemed 28,116 shares of its Series C preferred stock including the accrued dividends for $299,291.

     At December 31, 1995, Magnum had unproven oil and gas properties with a carrying value of $842,889 located in predominately three prospects. In the third quarter of 1996, Magnum successfully completed a well on one prospect and decided to not attempt a well on another prospect. Accordingly, the carrying values attributable to these two prospects were transferred to the proven category. At September 30, 1996, a balance of $459,000 remained in the unproven oil and gas properties representing the one remaining prospect. The remaining property will be evaluated further in the fourth quarter of 1996 and management will then review the development plans for this property. If Magnum elects to not develop the property, the property would be made available for sale and any remaining costs would be transferred to the proven category and depleted over time based on Magnum's production and reserve base existing at such time.

     In 1995 and prior years, Magnum has been successful in raising capital through the issuance of preferred and common stock. During 1995, Magnum received proceeds of $249,000 from the purchase of 20,750 shares of Series C preferred stock from the exercise of representatives' warrants. In addition, the exercise of 833,324 common stock purchase warrants resulted in net proceeds after offering costs of $2,840,860.

     Prior to the business combination with Hunter, Magnum's anticipated capital expenditures for 1996 on its existing properties were not considered significant and would be financed by existing working capital. However, due to the business combination with Hunter, Magnum now has a budget of approximately $2 million for exploration and production activities during 1996. Magnum has already spent approximately $700,000 for the drilling of six gas wells in the south Texas region and one oil well in West Texas. The remaining exploration budget of $1.3 million has been reallocated to a combination of exploratory and development projects, specifically proved undeveloped locations associated with the Panoma Properties. The source of financing for such projects has and will continue to be a combination of the following: i) existing available cash, ii) Magnum's senior bank line of credit, iii) third party investors, iv) seller financing through production payments and v) new equity capital. At November 12, 1996, there remained approximately $100,000 of available borrowings under Magnum's senior bank line of credit with an anticipated increase in the Company's borrowing base of approximately $7 million under consideration by the Banks.

     In February 1996, Magnum entered into an exclusive arrangement with an investment banking firm specialized in raising capital for energy companies for a private placement of preferred stock for as much as $15 million to be completed during 1996. On October 30, 1996, Magnum executed a letter agreement with an institution for the issuance of $10 million of convertible preferred stock with a dividend rate of 8.75% per annum. The purpose for the $10 million private placement is to initially reduce Magnum's existing senior bank indebtedness and to ultimately fund the capital cost necessary to fully develop six development and waterflood projects.

Inflation and Changing Prices
-----------------------------

     During 1995 and the past several years, Magnum experienced minimal inflation in oil and natural gas prices with moderate increases in property acquisition and development costs. During 1996, Magnum has experienced somewhat greater increases in the commodity prices of the natural resources produced from its properties. The results of operations and cash flow of Magnum has been and will continue to be effected to a certain extent by the volatility in oil and gas prices. Should Magnum experience a significant increase in oil and natural gas prices over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs and operating expenses.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                   September 30,
                                                                       1996
                                                              ------------------
                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                $       1,679,000
     Accounts receivable
      Trade, net of allowance of $134,158                             3,492,000
      Due from affiliates                                               104,000
     Note receivable from affiliate                                     247,000
     Note receivable                                                    248,000
     Other current assets                                               160,000
     Current portion of long-term note receivable                        75,000
                                                              ------------------
          TOTAL CURRENT ASSETS                                        6,005,000
                                                              ------------------
PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
          Unproved                                                      459,000
          Proved                                                     69,983,000
     Pipelines                                                        7,002,000
     Other property                                                     364,000
                                                              ------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                        77,808,000
     Accumulated depreciation, depletion and impairment              (3,806,000)
                                                              ------------------
          NET PROPERTY, PLANT AND EQUIPMENT                          74,002,000

OTHER ASSETS
     Deposits and other assets                                          494,000
     Long-term notes receivable, net of imputed interest                 48,000
                                                              ------------------
                                            TOTAL ASSETS      $      80,549,000
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable and accrued liabilities            $       3,936,000
    Suspended revenue payable                                           867,000
    Current maturities of long-term debt                              6,022,000
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                  10,825,000
                                                              ------------------
LONG-TERM LIABILITIES
   Long-term debt                                                    41,250,000
   Production payment liability                                         231,000
   Deferred income taxes                                              3,125,000

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value; 10,000,000 authorized,
    216,000  designated as Series A; 80,000  shares
    issued and  outstanding                                                  -
   Common stock - $.002 par value; 50,000,000 shares authorized,
    14,240,564 shares issued and outstanding                             28,000
   Additional paid-in capital                                        30,182,000
   Accumulated deficit                                               (5,091,000)
   Receivable from stockholders                                              -
                                                              ------------------
                                                                     25,119,000

   Treasury stock (595,795 shares of common stock)                       (1,000)
                                                              ------------------

                 TOTAL STOCKHOLDERS' EQUITY                          25,118,000
                                                              ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      80,549,000
                                                              ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                             -----------------------------------------------------------------------
                                                                   1996              1995               1996               1995
                                                             -----------------------------------------------------------------------
OPERATING REVENUES:
     Oil and gas sales                                         $     3,536,000   $       157,000       $  6,357,000   $     459,000
     Gas gathering and marketing                                     1,615,000                 -          3,143,000               -
     Oil field services and commissions                                184,000             6,000            385,000          26,000
                                                             -----------------------------------------------------------------------

 TOTAL OPERATING REVENUE                                             5,335,000           163,000          9,885,000         485,000
                                                             -----------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
     Lease operating                                                 1,179,000            52,000          2,305,000         145,000
     Pipeline operating                                                279,000                 -            469,000               -
     Purchases of natural gas                                        1,036,000                 -          2,160,000               -
     Costs of services                                                 194,000            16,000            521,000          26,000
     Depreciation and depletion                                        804,000            35,000          1,888,000         138,000
     General and administrative                                        227,000           146,000            670,000         689,000
                                                             -----------------------------------------------------------------------

 TOTAL OPERATING COSTS & EXPENSES                                    3,719,000           249,000          8,013,000         998,000
                                                             -----------------------------------------------------------------------

OPERATING PROFIT (LOSS)                                              1,616,000           (86,000)         1,872,000        (513,000)
     Gain (loss) on sale of assets                                           -           (18,000)           143,000         (33,000)
     Interest income                                                    20,000            35,000             51,000         120,000
     Other income                                                        8,000                 -             20,000               -
     Interest expense                                               (1,051,000)                -         (1,550,000)         (3,000)
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                                      593,000           (69,000)           536,000        (429,000)
     Dividends Applicable to Preferred Stock                           (42,000)         (147,000)          (382,000)       (440,000)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) APPLICABLE TO COMMON SHARES                     $        551,000   $      (216,000)   $       154,000  $     (869,000)
                                                             =======================================================================

INCOME (LOSS) PER COMMON SHARE                                $            0.4   $         (0.04)   $          0.01  $        (0.16)
                                                             =======================================================================

Common Shares Used In Per Share Calculation                         12,924,967         5,734,269         12,084,041       5,383,238
                                                             =======================================================================

        The accompanying notes are an integral part of these consolidated financial statements.


                                        8

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                               -------------------------------------

                                                                                                            1996             1995
                                                                                               -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                               $          536,000   $     (429,000)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation and depletion                                                                     1,888,000          138,000
          (Gain) loss on sale of assets                                                                   (143,000)               -
          Change in assets and liabilities
               (Increase) decrease in securities available for sale                                              -           23,000
               (Increase) decrease in accounts receivable                                               (2,211,000)         (56,000)
               (Increase) decrease in notes receivable                                                    (106,000)          62,000
               (Increase) decrease in other current assets                                                (160,000)               -
               (Increase) decrease in costs in excess of billings on uncompleted drilling contracts              -           55,000
               (Increase) decrease in deposits and other assets                                           (376,000)           1,000
               Increase (decrease) in trade accounts payable and accrued liabilities                     2,653,000         (476,000)
               Increase (decrease) in suspended revenue payable                                             73,000                -
               Increase (decrease) in other liabilities                                                   (290,000)               -
               Increase (decrease) in dividends payable                                                          -            3,000
                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                                     1,864,000         (679,000)
                                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                                                      188,000                -
     Additions to property and equipment, net                                                          (38,787,000)      (1,216,000)
     Deposits for acquisition of properties and equipment                                                        -         (200,000)
     Costs related to corporations acquired                                                                      -          (87,000)
                                                                                               -------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                                 (38,599,000)      (1,503,000)
                                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock, net of offering costs                                 -        3,332,000
     Payments received on notes receivable from shareholders                                                     -           63,000
     Proceeds from long-term debt borrowings                                                            55,313,000                -
     Payments of principal on notes payable                                                            (17,653,000)         (37,000)
     Payments on production payment liability                                                              (57,000)               -
     Payments for redemption of preferred stock                                                           (295,000)               -
     Dividends paid                                                                                       (438,000)        (437,000)
                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED FOR)  FINANCING ACTIVITIES                                                   36,870,000        2,921,000
                                                                                               -------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                           135,000          739,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           1,544,000        1,645,000
                                                                                               -------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $        1,679,000   $    2,384,000
                                                                                               =====================================


        The accompanying notes are an integral part of these consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

(1) MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the three and nine month periods then ended are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and changes in cash flows for the three and nine month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1995 annual report on Form 10-KSB for Magnum Petroleum, Inc. ("Magnum"). The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

(2) RECENT EVENTS

     During the three and nine months ended September 30, 1996, 41,500 shares and 62,050 shares of Series B preferred stock were converted to 20,711 shares and 30,986 shares of common stock, respectively.

     On June 26, 1996, Magnum received a commitment from Wells Fargo Bank, N.A., as Agent, and Banque Paribas, as Co-agent, (hereinafter collectively referred to as "Banks") for a new credit facility for the benefit of Magnum and several wholly-owned subsidiaries. The purpose of the new line of credit was to i) refinance the Company's existing indebtedness with First Interstate Bank of Texas, N.A. (a wholly-owned subsidiary of Wells Fargo Bank, N.A.), ii) finance the acquisition of oil and gas reserves including the $35.4 million Panoma Property acquisition as discussed below from Meridian Oil Inc. ("Meridian"), a wholly-owned subsidiary of Burlington Resources, Inc., iii) future property development, and iv) working capital support and general corporate purposes. The $100 million credit facility is subject to a "Borrowing Base" determination established from time-to-time by the Banks based upon proven oil and gas reserves and gas gathering assets owned by Magnum and its subsidiaries. The availability under the Company's existing credit facility was increased from $16 million to $48 million based upon the value of the assets associated with the acquisition of the Panoma Properties. The new credit facility has given the Company the flexibility to choose a range of either "LIBOR" or "Prime" based interest rates options.

     On June 28, 1996, Magnum closed on the purchase of 469 natural gas wells and approximately 427 miles of a gas gathering pipeline system from Meridian. The net purchase price after certain purchase price adjustments was approximately $35,350,000, funded by a loan from Magnum's Banks. As the purchase was not completed until the end of the second quarter of 1996, the Statements of Operations for 1996 only include the operating results of the Panoma Properties for the third quarter. The initial purchase price was allocated based on estimated fair market values resulting in the recording of $29,560,000 as oil and gas properties and $5,790,000 as pipelines. The gas wells and gas gathering system are located in the Panhandle of Texas and Western Oklahoma and are more commonly referred to as the "Panoma Properties."

     On June 5, 1996, Magnum called for redemption 208,333 shares of its Series C preferred stock at $10.50 per share, as provided by the terms of the certificate of designations, plus accrued dividends with an extended redemption date of July 10, 1996. Terms of the preferred stock provide for the option by the holder to convert the preferred shares into common stock at the rate of three (3) shares of common stock for each share of Series C preferred stock. 294,392 shares of the preferred stock were converted for 907,950 shares of common stock including accrued dividends paid in common stock. Additionally, 8,224 shares of preferred stock were redeemed including the accrued dividends for cash in the amount of $88,860.

     On July 11, 1996, Magnum called for the redemption the remaining 322,384 shares of its Series C preferred stock. The redemption price was $10.50 per share, plus accrued dividends of $.141 per share from July 1, 1996 through the extended redemption date of August 16, 1996, for a total redemption price of $10.641 per share. The Series C preferred shares could be converted, at the option of the holder, at any time prior to August 16, 1996 into common stock. 302,492 shares of Series C preferred stock were converted into 938,451 shares of common stock including the accrued dividends paid in common stock. Additionally, 19,892 shares of preferred stock were redeemed including the accrued dividends for cash in the amount of $210,431.

     After both redemption calls, Magnum converted 596,884 shares of its Series C preferred stock including the accrued dividends into 1,846,401 shares of common stock and redeemed 28,116 shares of its Series C preferred stock for $299,291.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

NONE

Item 2.  Changes in Securities
------------------------------

NONE

Item 3.  Defaults Upon Senior Securities
----------------------------------------

NONE

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

NONE

Item 5.  Other Information
--------------------------

NONE

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)    Reports on Form 8-K

Item No.       Items Reported                    F/S Included                  Date of Event     Date Filed
---------      --------------                    ------------                  -------------     ----------
2              Acquisition of Assets                                           June 28, 1996     July 12, 1996

7              Financial Statements              Schedule of Financial         June 28, 1996     August 14, 1996
                                                 Statements Attached

7              Amended Financial Statements      Schedule of Financial         June 28, 1996     August 16, 1996
                                                 Statements Attached


----------------


7              Amended Financial Statements      Schedule of Financial         July 21, 1995     September 12, 1996
                                                 Statements Attached

                        SCHEDULE OF FINANCIAL STATEMENTS

I.     Form 8-K/A filed August 13, 1996 and amended August 16, 1996

(a)    Financial Statements of the Properties Acquired:
       ------------------------------------------------

          Independent Auditor's Report
          Historical  Summary of Revenue and Direct  Operating  Expenses for the
               Year Ending December 31, 1995 and 1994 and the Three Months Ending March 31, 1996 and 1995
          Notes to Historical Summary of Revenues and Direct  Operating
               Expenses for the Year Ending December 31, 1995 and 1994 and the Three Months Ending March 31, 1996 and 1995

(b)    Pro forma financial information:

          Pro Forma Consolidated Financial Information (unaudited) as of March 31, 1996
          Pro Forma Consolidated Statement of Operations (unaudited) For the Twelve Months Ended December 31, 1995
          Pro Forma Consolidated Statement of Operations (unaudited) For the Three Months Ended March 31, 1996
          Notes to Unaudited Pro Forma Consolidated Financial Statements


II.    Form 8-K/A-2 filed September 12, 1996

a]        Financial Statements of Businesses Acquired:

          Accountants'  Report of  Hein+Associates  LLP,  dated  April 14,  1995
               Audited Consolidated Balance Sheet of Hunter Resources, Inc. and Subsidiaries as of December 31, 1994
          Audited  Consolidated  Statements of Operations for Hunter  Resources,
               Inc. and Subsidiaries for the Years Ended December 31, 1994 and 1993
          Audited  Consolidated  Statements of  Stockholders'  Equity for Hunter
               Resources, Inc. and Subsidiaries for the Years Ended December 31, 1994 and 1993
          Audited  Consolidated  Statements of Cash Flows for Hunter  Resources,
               Inc. and Subsidiaries for the Years Ended December 31, 1994 and 1993
          Unaudited  Consolidated  Balance Sheet of Hunter  Resources,  Inc. and
               Subsidiaries as of September 30, 1995
          Unaudited Consolidated  Statements of Operations for Hunter Resources,
               Inc. and Subsidiaries for the Quarters and Nine Months Ended September 30, 1995 and 1994
          Unaudited Consolidated  Statements of Cash Flows for Hunter Resources,
               Inc. and Subsidiaries for the Quarters and Nine Months Ended September 30, 1995 and 1994

b]         Pro Forma Financial Information:

          Consolidated Pro Forma Financial Information (unaudited)
          Consolidated Pro Forma Balance Sheet at September 30, 1995 (unaudited) Consolidated Pro Forma Statement of Operations For the Twelve Months
               Ended December 31, 1994 (unaudited)
          Consolidated Pro Forma  Statement  of  Operations  For the Nine Months
               Ended September 30, 1995 (unaudited)
          Notes to Pro Forma Consolidated Statements of Operations (unaudited)
c]        Restated Consolidated Financial Statements:

          Accountants'  Report of  HANSEN,  BARNETT &  MAXWELL,  a  Professional
               Corporation, dated March 26, 1995, except for Note 2, as to which the date is September 29, 1995
          Audited Restated Consolidated Balance Sheet of Magnum Petroleum,  Inc.
               and Subsidiary as of December 31, 1994 and Unaudited Consolidated Balance Sheet of Magnum Petroleum, Inc. and Subsidiary as of September 30, 1995
          Audited  Consolidated  Statements of Operations for Magnum  Petroleum,
               Inc. and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statements of Operations for Magnum Petroleum, Inc. and Subsidiary for the Nine Months Ended September 30, 1995 and 1994
          Audited  Consolidated  Statements of  Stockholders'  Equity for Magnum
               Petroleum, Inc. and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statements of Stockholders' Equity for Magnum Petroleum, Inc. and Subsidiary for the Nine Months Ended September 30, 1995
          Audited  Consolidated  Statements of Cash Flows for Magnum  Petroleum,
               Inc. and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statements of Cash Flows for Magnum Petroleum, Inc. and Subsidiary for the Nine Months Ended September 30, 1995

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM PETROLEUM, INC.



By /s/ Gary C. Evans
-------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer                   November 12, 1996




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name and Signature     Title                                   Date


/s/ Gary C. Evans      President and Chief Executive Officer   November 12, 1996
-------------------
Gary C. Evans


/s/ Steven P. Smart    Senior Vice President and
-------------------    Chief Financial Officer
Steven P. Smart                                                November 12, 1996