Form 10QSB/A
period 1996-09-30
MAGNUM PETROLEUM INC /NV/
filed 1997-03-18
CIK 854271

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  Form 10-QSB/A

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1996 -------------------

[ ]  Transition  Report  Under  Section 13 or 15(d) of the  Exchange Act For the
transition period from .......... to ..........


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

Magnum realized a net loss after payment of dividends on preferred stock of $50,000 during the nine month period ended September 30, 1996, compared to a net loss of $869,000 for the same period of the preceding year. The loss per common share improved to $0.004 from a loss per common share in the 1995 period of $0.16.

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

Interest expense rose to $1,550,000 in 1996 from $3,000 in 1995 primarily as a result of commercial bank indebtedness assumed in the combination with Hunter and additional property acquisitions completed in 1996, including the Panoma Properties acquisition funded at the end of June 1996. A provision for deferred income taxes of $204,000 (38% rate) was made against before tax income of $536,000. The Company is not currently paying income taxes due to utilization of net operating loss carryforwards. Preferred dividends decreased to $382,000 in 1996 from $440,000 in 1995 as Magnum completed the redemption and conversion of all of the outstanding Series C preferred stock in the third quarter of 1996, thereby eliminating any future dividend obligations.

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

Magnum realized net income, after payment of dividends on preferred stock, of $347,000 during the three month period ended September 30, 1996, compared to a net loss of $216,000 for the same period of the preceding year. The income per common share improved to $.03 from a net loss per share of $.04.

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

Interest expense of $1,051,000 was realized in the third quarter of 1996 primarily as a result of commercial bank indebtedness assumed in the combination with Hunter and new indebtedness incurred as a result of additional property acquisitions, including the Panoma Properties acquisition funded at the end of June 1996. A provision for deferred income taxes of $204,000 was made against before tax income of $593,000. The Company is not currently paying income taxes due to utilization of net operating loss carryforwards. Preferred dividends decreased to $42,000 in 1996 from $147,000 in 1995 as Magnum completed the redemption and conversion of all of the outstanding Series C preferred stock in the third quarter of 1996, thereby eliminating any future dividend obligations.

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

                                      MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                                                             September 30,
                                                                                                1996
                                                                                     -----------------------------


CURRENT ASSETS:
     Cash and cash equivalents                                                           $           1,679,000
     Accounts receivable
      Trade, net of allowance of $134,158                                                            3,492,000
      Due from affiliates                                                                              104,000
   Note receivable from affiliate                                                                      247,000
     Note receivable                                                                                   248,000
     Other current assets                                                                              160,000
     Current portion of long-term note receivable                                                       75,000
          TOTAL CURRENT ASSETS                                                           ----------------------
                                                                                                     6,005,000
                                                                                         ______________________

PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
           Unproved                                                                                    459,000
          Proved                                                                                    69,983,000
     Pipelines                                                                                       7,002,000
     Other property                                                                                    364,000
                                                                                          --------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                                                       77,808,000
     Accumulated depreciation, depletion and impairment                                             (3,806,000)
                                                                                          --------------------
          NET PROPERTY, PLANT AND EQUIPMENT                                                         74,002,000

OTHER ASSETS
     Deposits and other assets                                                                         494,000
     Long-term notes receivable, net of imputed interest                                                48,000
                                                                                          --------------------

                                            TOTAL ASSETS                                 $          80,549,000
                                                                                         =====================




                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable and accrued liabilities                                       $           3,936,000
    Suspended revenue payable                                                                          867,000
    Current maturities of long-term debt                                                             6,022,000
                                                                                         ---------------------
     TOTAL CURRENT LIABILITIES                                                                      10,825,000

LONG-TERM LIABILITIES
   Long-term debt                                                                                   41,250,000
   Production payment liability                                                                        231,000
   Deferred income taxes                                                                             3,329,000


STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value; 10,000,000 authorized,
         216,000  designated as Series A; 80,000  shares issued and  outstanding                           -
     Common stock - $.002 par value; 50,000,000 shares authorized,
       14,240,564 shares issued and outstanding                                                        28,000
   Additional paid-in capital                                                                      30,182,000
       Accumulated deficit                                                                         (5,295,000)
                                                                                         ---------------------
       Receivable from stockholders                                                                       -
                                                                                                   24,915,000

      Treasury stock (595,795 shares of common stock)                                                  (1,000)
                                                                                         ---------------------

                 TOTAL STOCKHOLDERS' EQUITY                                                        24,914,000
                                                                                         ---------------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          80,549,000
                                                                                         =====================




The accompanying notes are an integral part of these consolidated financial statements.

                                      MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)




                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                            -----------------------------------------------------------------------
                                                                   1996              1995               1996               1995
                                                             -----------------------------------------------------------------------
OPERATING REVENUES:
     Oil and gas sales                                         $     3,536,000   $       157,000       $6,357,000 $        459,000
     Gas gathering and marketing                                     1,615,000                 -        3,143,000             -
     Oil field services and commissions                                184,000             6,000          385,000           26,000
                                                             -----------------------------------------------------------------------

 TOTAL OPERATING REVENUE                                             5,335,000           163,000        9,885,000          485,000
                                                             -----------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
     Lease operating                                                 1,179,000            52,000        2,305,000          145,000
     Pipeline operating                                                279,000                 -          469,000             -
     Purchases of natural gas                                        1,036,000                 -        2,160,000             -
     Costs of services                                                 194,000            16,000          521,000           26,000
     Depreciation and depletion                                        804,000            35,000        1,888,000          138,000
     General and administrative                                        227,000           146,000          670,000          689,000
                                                             -----------------------------------------------------------------------

 TOTAL OPERATING COSTS & EXPENSES                                    3,719,000           249,000        8,013,000          998,000
                                                             -----------------------------------------------------------------------

OPERATING PROFIT (LOSS)                                              1,616,000           (86,000)       1,872,000         (513,000)
     Gain (loss) on sale of assets                                           -           (18,000)         143,000          (33,000)
     Interest income                                                    20,000            35,000           51,000          120,000
     Other income                                                        8,000                 -           20,000             -
     Interest expense                                               (1,051,000)                -       (1,550,000)          (3,000)

                                                            -----------------------------------------------------------------------
     Net Income (Loss) befor income taxes                              593,000           (69,000)         536,000          429,000
     Provision for deferred income taxes                              (204,000)                -         (204,000)            -
                                                            -----------------------------------------------------------------------
NET INCOME (LOSS)                                                      389,000           (69,000)         332,000         (429,000)
     Dividends Applicable to Preferred Stock                           (42,000)         (147,000)        (382,000)        (440,000)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) APPLICABLE TO COMMON SHARES                      $       347,000   $    (216,000)   $       (50,000)   $    (869,000)
                                                               ===============   ==============   ================  ==============

INCOME (LOSS) PER COMMON SHARE                                 $          0.03   $        (0.04)  $             -   $        (0.16)
                                                             -----------------------------------------------------------------------


Common Shares Used In Per Share Calculation                         12,924,967         5,734,269         12,084,041       5,383,238
                                                                    ==========         =========         ==========       =========




















     The accompanying notes are an integral part of these consolidated financial statements.

                     MAGNUM PETROLEUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                               -------------------------------------

                                                                                                      1996              1995
                                                                                               -------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                              $          332,000   $     (429,000)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation and depletion                                                                    1,888,000          138,000
          Deferred income tax provision                                                                   204,000             -
          (Gain) loss on sale of assets                                                                  (143,000)              -
          Change in assets and liabilities                                                                                  23,000
               (Increase) decrease in securities available for sale                                            -           (56,000)
               (Increase) decrease in accounts receivable                                              (2,211,000)          62,000
               (Increase) decrease in notes receivable                                                   (106,000)            -
               (Increase) decrease in other current assets                                               (160,000)          55,000
               (Increase) decrease in costs in excess of billings on uncompleted drilling contracts             -            1,000
               (Increase) decrease in deposits and other assets                                          (376,000)        (476,000)
               Increase (decrease) in trade accounts payable and accrued liabilities                    2,653,000             -
               Increase (decrease) in suspended revenue payable                                            73,000             -
               Increase (decrease) in other liabilities                                                  (290,000)           3,000
               Increase (decrease) in dividends payable                                                        -
                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                                    1,864,000         (679,000)

                                                                                               ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                                                     188,000             -
     Additions to property and equipment, net                                                         (38,787,000)      (1,216,000)
     Deposits for acquisition of properties and equipment                                                       -         (200,000)
     Costs related to corporations acquired                                                                     -          (87,000)
                                                                                               -------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                                (38,599,000)      (1,503,000)
                                                                                               -------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock, net of offering costs                                -        3,332,000
     Payments received on notes receivable from shareholders                                                    -           63,000
     Proceeds from long-term debt borrowings                                                           55,313,000             -
     Payments of principal on notes payable                                                           (17,653,000)         (37,000)
     Payments on production payment liability                                                             (57,000)            -
     Payments for redemption of preferred stock                                                          (295,000)            -
     Dividends paid                                                                                      (438,000)        (437,000)
                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED FOR)  FINANCING ACTIVITIES                                                  36,870,000        2,921,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          135,000          739,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          1,544,000        1,645,000
                                                                                               -------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $     1,679,000   $    2,384,000
                                                                                               -------------------------------------









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

NONE

Item 5.  Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)    Reports on Form 8-K

Item     Items                   F/S Included    Date of Event     Date Filed
No.      Reported
-----    --------------          ------------    -------------     ----------

2        Acquisition of Assets                   June 28, 1996   July 12, 1996

7        Financial Statements Schedule of Fin.   June 28, 1996   August 14, 1996
                              Statements Attached

7       Amended Financial     Schedule of Fin.   June 28, 1996   August 16, 1996
        Statements            Statements Attached


7       Amended Financial    Schedule of Fin.   July 21, 1995 September 12, 1996
        Statements           Statements Attached

                        SCHEDULE OF FINANCIAL STATEMENTS

I.     Form 8-K/A filed August 13, 1996 and amended August 16, 1996

(a)    Financial Statements of the Properties Acquired:

     Independent  Auditor's  Report
     Historical Summary of Revenue and Direct Operating Expenses for the Year Ending December 31, 1995 and 1994 and the
     Three Months Ending March 31, 1996 and 1995 Notes to Historical Summary of Revenues and Direct Operating Expenses for theYear Ending December 31, 1995 and 1994 and the Three Months Ending March 31, 1996 and 1995

(b)    Pro forma financial information:

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

           Accountants' Report of Hein+Associates LLP, dated April 14, 1995
                      Audited Consolidated Balance Sheet of Hunter Resources, Inc. and Subsidiaries as of December 31, 1994
           Audited Consolidated Statements of Operations for Hunter
                      Resources, Inc. and Subsidiaries for the Years Ended December 31,1994 and 1993
           Audited Consolidated Statements of Stockholders' Equity for
                      Hunter Resources, Inc. and Subsidiaries for the Years Ended December 31, 1994 and 1993
           Audited Consolidated Statements of Cash Flows for Hunter
                      Resources, Inc. and Subsidiaries for the Years Ended December 31, 1994 and 1993

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

           Consolidated Pro Forma Financial Information (unaudited)
           Consolidated Pro Forma Balance Sheet at September 30, 1995(unaudited) Consolidated Pro Forma Statement of Operations
                      For the Twelve Months Ended December 31, 1994 (unaudited) Consolidated Pro Forma Statement of Operations
                      For the Nine Months Ended September 30, 1995 (unaudited) Notes to Pro Forma Consolidated Statements of Operations (unaudited)


c]         Restated Consolidated Financial Statements:

           Accountants' Report of  HANSEN,  BARNETT &  MAXWELL,  a  Professional
                      Corporation, dated March 26, 1995, except for Note 2, as to which the date is September 29, 1995
          Audited Restated Consolidated Balance Sheet of Magnum Petroleum, Inc.
                      and Subsidiary as of December 31, 1994 and Unaudited Consolidated Balance Sheet of Magnum Petroleum, Inc. and Subsidiary as of September 30, 1995
           Audited Consolidated Statements of Operations for Magnum Petroleum,
                      Inc. and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statements of Operationsfor Magnum Petroleum, Inc. and Subsidiary for the Nine Months Ended September 30, 1995 and 1994
           Audited Consolidated Statements of Stockholders' Equity for Magnum
                      Petroleum, Inc.and Subsidiary for the Years Ended
                      December 31, 1994 and 1993 and Unaudited Consolidated Statements of Stockholders' Equity for Magnum Petroleum, Inc.and Subsidiary for the Nine Months Ended September 30, 1995
           Audited Consolidated Statements of Cash Flows for Magnum Petroleum,
                      Inc. and Subsidiary for the Years Ended December 31, 1994 and 1993 and Unaudited Consolidated Statements of Cash Flows for Magnum Petroleum, Inc. and Subsidiary for the Nine Months Ended September 30, 1995

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM PETROLEUM, INC.



By /s/ Gary C. Evans
--------------------------------------
      Gary C. Evans
      President and Chief Executive Officer
      March 17, 1997




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name and Signature                          Title

/s/ Gary C. Evans                          President and Chief Executive Officer
--------------------------------------
Gary C. Evans


/s/ David S. Krueger                        Vice President and
----------------------------------------    Chief Accounting Officer
David S. Krueger

Date: March 17, 1997