Form 10KSB
period 1996-12-31
MAGNUM ALAMO RESOURCES INC
filed 1997-04-07
CIK 854271

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996 Commission File No. 1-12508

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

                          MAGNUM HUNTER RESOURCES, INC.
                 (Name of small business issuer in its charter)

           Nevada                                       87-0462881
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                       Identification No.)

           600 East Las Colinas Blvd., Suite 1200, Irving,Texas 75039
               (Address of principal executive offices) (zip code)

Issuer's telephone number, including area code:  (972) 401-0752


Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered

Common Stock ($.002 par value)                American Stock Exchange

Securities registered under Section 12(g) of the Act:  None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year: $16,412,000.

As of March 18, 1997, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the American Stock Exchange, was $65,799,156.

The number of shares outstanding of the Issuer's common stock at February 28, 1997: 13,708,327.

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1     Description of Business.......................................  3
Item 2     Description of Properties..................................... 16
Item 3     Legal Proceedings............................................. 21
Item 4     Submission of Matters to a Vote of Security Shareholders...... 21


                                     PART II

Item 5     Market for Common Equity and Related Stockholder Matters...... 22
Item 6     Management's Discussion and Analysis or Plan of Operations.... 23
Item 7     Consolidated Financial Statements............................. 29
Item 8     Change in and Disagreement with Accountants
              on Accounting and Financial Disclosure..................... 30


                                    PART III

Item 9    Directors Executive Officers, and Control Persons; Compliance with
               Section 16(a) of the Exchange Act......................... 31
Item 10   Executive Compensation......................................... 35
Item 11   Security Ownership of Certain Beneficial Owners and Management. 36
Item 12   Certain Relationships and Related Transactions................. 37
Item 13   Exhibits and Reports on Form 8-K............................... 38

                                     PART I

Item 1.           Description of Business

The Company

     The Company is an independent energy company engaged in the acquisition, development, exploration and operation of oil and gas properties within the United States. In December 1995, Magnum Petroleum, Inc. and Hunter Resources, Inc. combined their oil, gas and other assets (the "Magnum Hunter Combination"), with the management of Hunter Resources, Inc. assuming operating control of the Company. The new management implemented a business strategy emphasizing acquisitions of long-lived properties in established producing areas with significant development potential. In June 1996, the Company acquired for $34.7 million property interests in the Texas Panhandle and Western Oklahoma (the "Panoma Properties"). The Company is in the process of completing a second acquisition for approximately $143.5 million, which relates to properties in West Texas and Southeast New Mexico (the "Permian Basin Properties"). As a result of the completed and pending acquisitions, the Company intends to focus on exploiting its substantial inventory of development and exploration opportunities.

     On December 31, 1996, the Company had an interest in 727 wells with estimated proved reserves of 122.6 Bcfe with a pre-tax present value of $164.7 million. Approximately 63% of these reserves are attributable to the Panoma Properties. On a Bcfe basis, these reserves were 74% natural gas with a reserve life of 72 years. The Company serves as operator for 71% of its properties. Additionally, the Company owns approximately 575 miles of gas gathering systems and a 50% interest in a gas processing plant in proximity to the gas gathering system purchased with the Panoma Properties. In 1996, the Company had revenues of $16.4 million and Earnings Before Interest, Tax, Depreciation and Amortization of $6.2 million.

     Since the Magnum Hunter Combination, the Company has made six oil and gas acquisitions for an aggregate purchase price of $31.9 million and has spent approximately $1.95 million on development and exploration activities. This strategy has added approximately 98.2 Bcfe of reserves at their respective acquisition dates at an average cost of $.345 per Mcfe. As a result of its completed and pending acquisitions, the Company has achieved substantial growth.

o Reserves increased from 36.7 Bcfe at year end 1995 to 122.6 Bcfe at year end 1996;

o    Production increased from .28 Bcfe in 1995 to 3.82 Bcfe in 1996;

o Earnings Before Interest, Tax, Depreciation and Amortization increased from $(.5) million in 1995 to $6.2 million in 1996; and

o Net income increased from a $968 thousand loss in 1995 to a $509 thousand profit in 1996.

Recent Acquisitions

     The Company believes that its recent acquisition activity has provided it with a significant inventory of development and exploration opportunities. Since December 1995, the Company has completed six acquisitions (excluding the Permian Basin Acquisition) for an aggregate consideration of $31.9 million, resulting in an increase in proved reserves of 2.679 MMbbls of oil and 81.944 Bcf of natural gas. The two largest completed acquisitions to-date (excluding the Permian Basin Acquisition) were the Magnum Hunter Combination and the Panoma Acquisition.

     Magnum Hunter Combination. The significant growth experienced by the Company in recent years largely commenced with the Magnum Hunter Combination in late 1995, a transaction in which the Company ultimately issued 5,085,077 shares of restricted Common Stock and 111,825 shares of Series C Preferred Stock to Hunter Resources, Inc. and assumed the associated liabilities of Hunter to acquire the subsidiaries of Hunter (the "Hunter Subsidiaries") effective as of December 31, 1995. The acquisition of the Hunter Subsidiaries significantly increased the size and expanded the nature of the Company's business, since such companies were engaged in: (i) the acquisition, production and sale of crude oil; (ii) the gathering, transmission and marketing of natural gas; (iii) the management and operation of producing oil and natural gas properties for interest owners; and (iv) the business of consulting and U.S. export services to facilitate Latin American trade in energy products. The acquisition of Gruy Petroleum Management Company ("Gruy"), a Hunter Subsidiary that specializes in the management of producing properties, has enabled the Company to gain a significant level of expertise in operating oil and gas properties. In connection with the Magnum Hunter Combination, management of the Company was replaced by Hunter's management team in December 1995. Estimated proved reserves for the properties acquired in the Magnum Hunter Combination were 3.122 MMBbls of oil and 10.973 Bcf of natural gas as of December 31, 1995. Total consideration paid by the Company for Hunter's assets was 5,085,077 shares of Common Stock and 111,825 shares of the Company's Series C Preferred Stock which were subsequently converted into 335,475 shares of Common Stock.

         Panoma Acquisition. On June 28, 1996, the Company purchased interests in 520 gas wells and an adjoining 427-mile gas gathering system from a subsidiary of Burlington Resources, Inc. ("Burlington"). The net purchase price, after certain purchase price adjustments, was approximately $34.7 million, funded by borrowings under the Company's existing credit facility (the "Existing Credit Facility"). The natural gas wells are located in the Texas Panhandle and Western Oklahoma and are commonly referred to as the "Panoma Properties." Gruy has become the operator of the gas gathering system and the wells that were previously operated by Burlington. Estimated proved natural gas reserves from the Panoma Properties were approximately 77.2 Bcf at December 31, 1996.

     On January 1, 1997, the Company complemented its Panoma Acquisition by purchasing for $2.5 million a 50% ownerhsip interest (100% net profits interest until payout) in the adjacent gas processing plant referred to as the McLean Gas Plant. See "Gathering and Processing of Natural Gas."

Proposed Acquisition

     Overview. On February 27, 1997 the Company entered into a definitive agreement with Burlington to acquire for $143.5 million, effective as of January 1, 1997, the Permian Basin Properties consisting of 25 field areas in West Texas and 21 field areas in Southeast New Mexico containing 3,100 oil and gas completions. The primary producing formations include the Yates, Seven Rivers and Queen in Lea and Eddy Counties, New Mexico; the Atoka in the Brunson Ranch Field in Loving County, Texas; the Clearfork in the Westbrook Field in Mitchell County, Texas; the San Andres in the Levelland/Slaughter Field in Cochran
County, Texas; and the Canyon Sand in Sutton County, Texas. The gross mineral acres and the net mineral acres of the Permian Basin Properties are, 114,810 and 82,175, respectively. Upon consummation of the acquisition, the Company's Gruy subsidiary will serve as operator on approximately 66% of the Permian Basin Properties. Management of the Company believes the Permian Basin Properties will provide significant opportunities for exploitation of both oil and natural gas reserves through a combination of enhanced recovery projects and new drilling prospects.

     In accordance with the definitive acquisition agreement, the Company made a performance deposit of $10 million against the $143.5 million purchase price, which will be further reduced by approximately $8 million to take into account production between January 1, 1997 and the closing date. The Company intends to fund the Permian Basin Acquisition with proceeds received from a combination of borrowings under a new credit facility (the "New Credit Facility") for which the Company has received a commitment letter and a private placement of approximately $50 million in securities under Rule 144(a). The New Credit Facility has a borrowing base of $145 million and will replace the Company's Existing Credit Facility. The Company's obligations under the definitive acquisition agreement are not subject to a financing condition, and it is likely the Company would default under the acquisition agreement if the New Credit
Facility or other adequate financing is not arranged on a timely basis. The closing of the Permian Basin Acquisition, which is expected to occur on or before April 30, 1997, is conditioned, in Burlington's case, upon the approval of its board of directors and, in the Company's case, upon the satisfactory results of its due diligence with respect to accounting, title and environmental matters.

     Production and Reserves. During 1996, Burlington's daily net production from the Permian Basin Properties averaged over 2.5 MBbl of oil and 2.7 Mmbcf of natural gas. Burlington's cash flow from the Permian Basin Properties exceeded $27.7 million for the 12-month trailing period ended November 1, 1996 with an average oil price of $20.90 per Bbl and an average natural gas price of $2.23 per Mcf.

     Ryder Scott Co., independent petroleum engineers in Houston, Texas retained by the Company, have estimated that as of January 1, 1997, the Permian Basin Properties had proved reserves of 14,238 MBbl of oil, 99.8 Bcf of natural gas and 185.3 Bcfe. Ryder Scott Co. further estimated the future net revenue and present value for the Permian Basin Properties to be $452.2 and $237.0 million, respectively, as of January 1, 1997. Approximately 71% of the proved reserves are proved producing.

     Based on the Company's estimated net purchase price allocation of $135 million, the Company will pay approximately $.78 per Mcfe for its acquisition of the Permian Basin Properties from Burlington.

Development and Exploration Activities

         Overview

     The Company believes that the properties acquired through its acquisition activities have positioned it to expand the focus of its activities from oil and natural gas property acquisitions and consulting to exploiting the acquired properties through drilling. The properties purchased in the Magnum Hunter Combination and the Panoma Acquisition, together with the properties to be purchased in the Permian Basin Acquisition, offer significant exploitation potential through development drilling. The Company has a $15 million capital budget for 1997, of which approximately $12 million is allocated for development drilling and approximately $3 million is allocated for several exploration prospects. The Company minimizes its overhead and capital expenditures by subcontracting the drilling, redrilling and workover of wells to independent drilling contractors and by outsourcing other services. The Company typically compensates its drilling subcontractors on a turnkey (fixed price), footage or day rate basis depending on the Company's assessment of risk and cost considerations. The Company does not plan any material capital expenditures for development or exploratory drilling on the Permian Basin Properties in 1997, as the Company's management and professional staff will require further time to efficiently evaluate the properties being acquired and determine the nature and priority of the capital expenditures required.

         Development Drilling

     The Company's development strategy focuses on maximizing the value and productivity of its oil and natural gas asset base through development drilling and enhanced recovery techniques. In particular, the Company plans to emphasize in-fill drilling on its Panoma Properties and several of its West Texas properties, to initiate waterflood projects on selected West Texas properties and to drill lateral re-entry wells in its Austin Chalk properties. In-fill drilling is the process of drilling a well between producing wells to better exploit the reservoir. In a waterflood, water is injected into a producing formation to increase pressure and enhance the hydrocarbon recovery by forcing oil into the producing well bores. Lateral re-entry wells are wells drilled horizontally from existing bore holes into undrained areas on the lease block. In exploiting its producing properties, the Company relies upon its in-house technical staff of petroleum engineering and geological professionals and utilizes the services of outside consultants on a selective basis.

     Panoma Properties. The Company believes that developmental drilling can enhance the value of its recently acquired Panoma Properties, which include the Brown Dolomite and Granite Wash Formations in the Texas Panhandle and Western Oklahoma. The Company has identified over 70 in-fill drilling prospects on the Panoma Properties, and subject to receiving routine density approvals from the Railroad Commission of Texas (the state oil and gas regulatory agency), the Company plans to drill approximately 40 in-fill wells on the West Panhandle Field through the end of 1997, thereby enhancing the value of the field, the adjoining 427- mile gas gathering system and the McLean Gas Plant in which the Company acquired an ownership interest in January 1997. Wells owned by the Company in the West Panhandle Field are currently drilled on 640-acre spacing as compared to 160-acre spacing for wells drilled and owned by the Company on a neighboring field along the same geologic trend and producing from the same formations. These wells, which are approximately 2,500 feet deep, are estimated to cost approximately $125,000 each to drill and complete.

     West Texas. The Company believes it can enhance the value of selected West Texas fields through in-fill drilling and enhanced recovery projects. The Company plans to utilize its management experience to conduct a number of waterflood projects primarily in West Texas fields. While waterflood projects typically take a longer period of time to respond to fluid injection as compared to production rates of new wells drilled, the West Texas properties have in-fill drilling potential that could result in a somewhat faster increase in production and cash flow. The Company presently plans to spend approximately $7 million on development drilling and waterflood projects in West Texas during 1997.

     o Fargo West. The Company, as operator, owns a 95% working interest in this property located in the Fargo West Field. This property produces from the 6,200-foot deep Strawn Formation in Wilbarger County in West Texas. By recently conducting fracture simulation ("frac") work on five wells, the Company was successful at more than doubling the property's production to over 4,400 Bbls of oil per month. The Company plans to drill from four to ten additional wells at Fargo West, with one extension well and three in-fill wells to be drilled during 1997 at an approximate cost of $250,000 per well.

     o Chinquapin Strawn. The Company, as operator, owns an approximately 70% working interest in a property in the Chinquapin Strawn Field, which produces from the 5,300-foot deep Strawn Formation in Nolan County in West Texas. The Company has drilled three wells on the Chinquapin Strawn property to date in 1997. A total of nine more wells are planned for this property, with three of such wells to be drilled in 1997 at an approximate cost of $250,000 per well.

     o Jameson. The Jameson Field property, in which the Company owns a 100% working interest and is operator, produces from the 6,000-foot deep Strawn Formation in Coke County in West Texas. The Company has drilled one in-fill well on the Jameson property to date in 1997. The Company plans to drill a total of 12 additional wells on this property, with three or four wells to be drilled in 1997 at an approximate cost of $250,000 per well.

     o McFarland. The Company owns a 25% working interest in the McFarland Field property, a waterflood project which produces from the 4800-foot deep Queen Formation in Andrews County in West Texas. The property is operated by Mariah Energy Corporation, which drilled one well there in 1996 and plans to drill up to six wells during 1997 and a total of up to eleven additional wells in subsequent years to fully develop the property. The approximate total cost of each well is estimated at $225,000.

     o Levelland. The Company, as operator, owns a 95% working interest in the Levelland Field property, a waterflood project which produces from the 5000-foot deep San Andres Formation
                                        7
     in Cochran County in West Texas. Although the Company has not yet drilled any wells on this property, it plans to drill up to ten wells in 1997 and 29 additional wells thereafter at an approximate cost of $225,000 per well.

     o Starnes. The Company, as operator, owns a 100% working interest in the Starnes property, which is also located in the Levelland Field and produces from the San Andres Formation in West Texas. The Company plans to drill its initial two wells in this waterflood project in 1997, with a total of four additional wells being planned at an approximate cost of $225,000 each.

     Austin Chalk. Management believes that horizontal drilling can be successfully used to augment the value of the Company's properties in the Austin Chalk Formation of Central Texas, an area where wells typically have high initial rates of production. The Company owns a 25% working interest in (38) producing wells on approximately 12,000 lease acres in Fayette and Gonzales Counties. The Company drilled one lateral well in the Austin Chalk formation in 1996, which was successfully completed as an oil well. Geological studies indicate the potential for as many as 20 new lateral locations to be drilled from existing bore holes into undrained areas on the lease block. Drilling laterally from existing bore holes is advantageous, as the cost is approximately one-third of the expenditure required for a new "grass roots" well. The Company plans to drill two lateral wells on its Austin Chalk properties in 1997 at an approximate cost of $400,000 per well to the 100% working interest.

         Exploratory Drilling

         The Company has adopted a "controlled risk" approach to its exploratory drilling activity by concentrating in specific regions in the United States (primarily Oklahoma and Texas) where the Company's technical staff has considerable experience, or which are near proved producing properties where the potential for significant reserves exists. To the extent feasible, the Company reduces its exploration risk by diversifying through investment in multiple prospects, by farming out (promoting out) interests to industry partners and by utilizing 3-D seismic surveys and other advanced technologies.

     The Company has successfully completed four out of the eight exploration wells it has drilled since January 1995. The exploratory wells drilled by the Company have ranged in cost from $75,000 to $500,000 on a dry hole basis, with an average dry hole cost of approximately $150,000 each. The Company plans to spend approximately $3 million out of its $15 million drilling budget on exploratory drilling during 1997.

     The Company and its partners are presently drilling two exploratory wells, a potential gas well in the Douglas Formation in Western Oklahoma and a prospective oil well in the Austin Chalk Formation in Central Texas. The latter well is the Company's first exploratory horizontal well and the Company is presently drilling at a depth of 9,000 feet. The Company's working interests in these two wells are 25% and 20%, respectively.

     Four or five additional exploratory wells are planned by the Company for drilling in 1997. These include a prospective shallow gas well in Frio County in Southwest Texas, a possible oil and gas well to be determined by 3-D seismic in Victoria County on the Texas Gulf Coast and two or three other potential oil and gas wells on the Texas Gulf Coast. The Company is also reviewing other exploration opportunities.

Gathering and Processing of Natural Gas

     Hunter Gas Gathering, Inc., a wholly owned subsidiary of the Company, owns and operates four gas gathering systems located in Oklahoma, Texas and Louisiana, none of which are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), and a 50% ownership interest in a gas processing plant knows as the McLean Gas Plant in the Texas Panhandle. Two of the gas gathering systems, Panoma and North Appleby, account for more than 40% of the throughput utilization from the Company's four systems.

     Generally, the gathering systems transport the natural gas to a common point where it is dehydrated prior to redelivery to downstream pipelines. In managing its gas gathering systems, the Company has emphasized operating efficiency and overhead management and introduced a third party compressor congract program which ties throughput costs to volume transported rather than to compression capacity. The Company believes that its focus on volume-based pricing reduces the potential financial impact of a decline in actual throughput.

     The Panoma system, the largest of the Company's four gas gathering systems, consists of approximately 427 total miles of pipeline. The main trunklines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. The Panoma gas gathering system currently delivers gas to El Paso Natural Gas Company for transport to markets in Western Oklahoma and the West Coast, although the Company is actively seeking additional markets for such gas. Gas throughput for the Panoma gathering system is approximately 16.5 MMcf per day. The Company, which owns approximately 469 of the roughly 500 wells connected to the Panoma system, is also actively looking to add new wells to such system through acquisition or development.

         The Company's North Appleby gas gathering system is located primarily in Nacogdoches County in East Texas. Approximately 39 wells are connected to the system, which delivers approximately 3.0 MMcf per day for third parties to Natural Gas Pipeline Co. for transportation to other markets. The Company's other two systems deliver an aggregate of 1.5 MMcf per day for third parties from 66 wells into various markets.

     Effective January 1, 1997, Hunter Gas Gathering, Inc. purchased for $2.5 million a 50% ownership interest in the McLean Gas Plant, the gas processing facility connected to the Company's Panoma gas gathering system. The purchase also included a 23-mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a capacity of 23.0 MMcf per day. The Company is currently processing approximately 1000 Bbls of natural gas liquids per day (a plant utilization rate of 16.5 MMcf per day). The Company acquired its 50% ownership interest in the plant from Carrera Gas Company, L.L.C. of Tulsa, Oklahoma, which owns the remaining 50% of the plant and has remained as operator of the facility. Under terms of the Company's agreement with Carrera, the Company receives 100% of the net profits from the McLean Gas Plant until it recoups the $2.5 million purchase price, at which point profits are thereafter divided equally between the Company and Carrera.

Marketing of Production

         Hunter Gas Gathering, Inc., a wholly owned subsidiary of the Company, markets all of the Company's gas production.

     The Company sells its gas production as well as gas it purchases from third parties to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or at negotiated prices under long-term contracts based on current spot market prices. The Company's historic ability to produce or purchase gas at a somewhat lower price than that at which it is resold has enabled the Company to profit from the price differential, however, the marketing of gas for its own account also exposes the Company to the attendant commodities risk. Hunter Gas Gathering, Inc. currently sells the majority of its gas to Crosstex Energy Services, a gas marketing firm located in Dallas, Texas formed in January 1997 when Comstock Natural Gas, Inc. sold its gas gathering, processing and marketing operations. Although the Company sold approximately 91% of its gas to Comstock in 1996 and has sold a comparable percentage to Crosstex to date in 1997, the Company does not believe that any discontinuation of such sales arrangement would be disruptive to the Company's gas marketing operations. The Company typically obtains letters of credit guaranteeing the payment of the purchase price for its gas. At December 31, 1996, the Company had hedged two-thirds of the gas produced from the Panoma Properties. The Company's two gas hedges, each of which covers 100,000
MMBtu/month for the period February 1997 though January 1998, are at prices of $1.77 per MMBtu and $1.905 per MMBtu and $2.00 and $2.15 per Mcf, respectively.

     The Company's oil is sold by Magnum Hunter Production, Inc. typically under month-to-month contracts with a variety of crude oil purchasers. Oil is usually sold for the Company's own account through Enmark, a marketing agent in Dallas, Texas. While the Company has historically been able to sell oil at above posted prices, it is also exposed to the commodities risk inherent in short-term contracts. Based on fourth quarter 1996 production, approximately 85% of the Company's oil is hedged under a price collar whereby settlement only occurs if between March 1997 and August 1997, the average monthly closing price for oil falls outside its $20.00 minimum and $25.10 maximum amount of the collar.

The following table provides summary operating data with respect to production, sales prices, costs, and the resulting gross margins for the periods indicated:


                                                                   Year Ended December 31,
                                                                1996            1995        1994
Production
  Oil (MBbl).......................................             191             30               42
  Gas (MMcf).......................................           2,675            102               88
  Mmcfe............................................           3,821            282              340
Average sales price
  Oil (per Bbl)....................................        $  20.46        $ 15.60        $   14.20
  Gas (per Mcf)....................................            2.37           1.46             1.53
  Mcfe.............................................            2.68           2.19             2.15
Average operating cost per Mcfe....................        $   1.15        $   .95        $     .94
Gross margin per Mcfe..............................        $   1.53        $  1.24        $    1.21

         The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, weather, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Petroleum Management and Consulting Services; Possible Foreign Drilling

     Gruy. The Company acquired Gruy Pertroleum Management Co.("Gruy") in the Magnum Hunter Combination in December 1995. Gruy has a 37-year history of managing properties for third parties, which include banks, financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding certain regulatory compliance regulations; receipt and disbursement functions and other managerial services; petroleum engineering services; and consultation as an expert witness. Gruy manages, operates and provides consulting services on oil and natural gas properties located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of the Company's acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often able to identify attractive acquisition opportunities.

     Hunter Butcher. The Company provides consulting services to several Latin American energy companies through Hunter Butcher International L.L.C. ("Hunter Butcher"), a 51% owned subsidiary. Hunter Butcher has primarily focused on assisting energy-related Mexican companies in obtaining financing for their U.S. purchases of products and services for export to Mexico. This is accomplished through a commercial bank credit facility established to facilitate short and medium term credit for Hunter Butcher to purchase these products and resell them to its clients at a slight premium. The credit risk to Hunter Butcher on such resales is lessened by partial guaranties of approximately 85% to 90% of such borrowings by the Export Import Bank of the United States (the "ExIm Bank"), by credit insurance and through deposits by Hunter Butcher's clients to secure the unguaranteed portion of the indebtedness and certain interest. Hunter Butcher could, however, incur a loss under such arrangement in repaying indebtedness under the credit facility since the applicable ExIm Bank guaranty and deposit would not be adequate to pay interest under the credit facility at the default rate or cover other possible losses. In addition, the Company itself may choose from time to time to guarantee the indebtedness incurred under the credit facility by Hunter Butcher for the ultimate benefit of its clients. In 1996, the Company's share of Hunter Butcher's net revenues was approximately $18,000.

     Possible Participation in Foreign Energy Related Activities. As the Company continues to increase its asset base, management plans to expand the scope of its oil and gas activities, including the Company's possible participation in foreign energy projects. The Company believes that Latin America offers significantly greater hydrocarbon reserve potential with less competition than in the United States. Therefore, as part of its long-term growth strategy, the Company periodically reviews energy related investment opportunities in Argentina, Bolivia, Guatemala, Mexico, Peru and other countries in Latin America. Although no investment has been made to date, the Company is exposed to some of these opportunities through relationships established by Hunter Butcher.

     In expanding into Mexico, Central America or South America, the Company anticipates that any investment would be made in partnership with one or more partners either locally or through parties with whom it had previously worked in the United States. In pursuing international opportunities, the Company intends to adhere to its philosophy of primarily focusing on proved producing properties that it perceives to be reasonably priced and that afford the opportunity for significant enhancement of value through appropriate exploitation and development activities utilizing its management expertise.

Competition

         The oil and gas industry is highly competitive. Competitors of the Company include major oil companies, other independent oil and natural gas concerns, and individual producers and operators, many of which have substantially greater financial resources and larger staffs and facilities than those of the Company. In addition, the Company frequently encounters competition in the acquisition of oil and natural gas properties and gas gathering systems, and in its management and consulting business. The principal means of competition are the amount and terms of the consideration offered. When possible, the Company tries to avoid open competitive bidding for acquisition opportunities. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. The price at which the Company's natural gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil and coal and competition among various natural gas producers and marketers.

Regulation

         Federal Regulation of Sales of Natural Gas

         Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"). In addition, since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the FERC. The provisions of these acts and regulations are complex. However, as a result of the enactment of the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), the remaining restrictions imposed on the NGA and the NGPA with respect to "first sales" terminate on the earlier of January 1, 1993 or the expiration of the applicable contract. Any natural gas not otherwise deregulated prior to January 1, 1993 was deregulated as of that date. The effect of the Decontrol Act is to remove all remaining price controls under the NGPA and to remove all remaining FERC certificate and abandonment jurisdiction otherwise applicable to producers under the NGA.

         Several major regulatory changes have been implemented by the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry which remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of the complex and overlapping rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

         FERC has issued Orders 636 and 636-A for the purpose of restructuring gas pipeline sales and transportation services in the United States to promote competition in all phases of the gas industry. The impact of these FERC Orders has significantly altered the traditional way natural gas was purchased, transported, and sold. The restructuring requirements that have emerged from the administrative and judicial review process have varied significantly from those previously in effect.

         Environmental Regulation

         The Company's exploration, development and production of oil and natural gas operations are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. For example, the Company's domestic activities are potentially subject to the regulations promulgated by the Environmental Protection Agency ("EPA") under the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act

("RCRA"), and the Clean Air Act ("CAA"), as well as state regulations promulgated under comparable state statutes.

         Under the OPA, in a limited set of circumstances, a release of oil into the waters of the United States could result in the Company being held responsible for the costs of remediating such a release, certain OPA specified damages suffered by private parties, and natural resource damages recoverable by federal, state, or foreign governments and Indian tribes. The extent of that liability could range from $500,000 to either $350 million or all costs of remediation plus $75 million, depending on the nature of the release. Any limitation on such financial liability would be lost if a release were found to be caused by gross negligence, willful misconduct or violation of applicable regulations.

         Pursuant to the CWA, a release of oil in harmful quantities into the waters of the United States could, in certain limited circumstances, result in the Company being held responsible for the actual costs of remediation. Depending on the nature of the release, such liability could range from $125,000 to $50 million. A finding of willful misconduct or willful negligence would cause a loss of the limits on liability under the CWA. Furthermore, in appropriate circumstances significant civil penalties ranging from $25,000 to $100,000 per day of violation, or $1,000 to $3,000 per barrel of oil discharged, and significant criminal fines could be imposed on the Company for a release of harmful quantities of oil to those waters identified in the CWA.

         CERCLA and comparable state statutes, also known as "Superfund" laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substances" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of, the hazardous substances found at the site. CERCLA also authorizes the EPA, and in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the classes of responsible persons the costs they incur. Although CERCLA, as amended, currently exempts crude oil, natural gas and natural gas liquids from the definition of hazardous substance, the Company's operations may involve the use or handling of other materials that may be classified as non-exempt hazardous substances or hazardous wastes under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any, or that more stringent laws and regulations protecting the environment will not be adopted.

         RCRA and its comparable state and local requirements impose standards for the transportation, treatment and disposal of both hazardous and nonhazardous solid wastes. The EPA is currently considering the adoption of stricter disposal standards for nonhazardous waste. Further, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on the Company's operating costs. State initiatives to further regulate oil and natural gas wastes could have a similar impact.

         The Company's operations may also be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may require certain oil and natural gas related installations to obtain federally enforceable operating permits and may require the monitoring of emissions.

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

         State Regulation

         State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The Railroad Commission of the State of Texas regulates the production of oil and natural gas produced by the Company in Texas. Similar regulations are in effect in all states in which the Company produces oil and natural gas. Most states in which the Company owns and operates properties have statutes, rules or regulations governing conservation matters, including the unitization or pooling of oil and natural gas properties, establishing of maximum rates or production from oil and natural gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and natural gas. Such statutes and regulations may limit the rate at which oil and natural gas could otherwise be produced from the Company's properties. Some states have enacted statutes prescribing ceiling prices for natural gas sold within their state.

     The Company owns and operates saltwater disposal and injection wells which are subject to state regulations. Through its subsidiaries, the Company owns ten saltwater disposal wells located in Oklahoma and Texas. One of these wells is currently inactive. Only one of the ten disposal wells is a commercial well, the other nine wells are used for disposal of waters from Company operations. The commercial disposal well is located in Cushing, Oklahoma and is for sale. This well is permitted to accept only non-hazardous produced waters.

         The Company also owns, through its subsidiaries, approximately seventeen saltwater injection wells. These wells are located in Oklahoma and Texas. Only four of the approximately seventeen wells are currently being used by the Company.

     The operations of the Company's disposal and injection wells are subject to regulatory oversight by the Corporation Commission in Oklahoma and the Railroad Commission of Texas. In
addition, the Company has one injection well located on Indian lands in Oklahoma which also is subject to oversight by the Environmental Protection Agency. The regulatory scheme includes regulations adopted pursuant to the Safe Drinking Water Act and similar state laws and regulations. These laws and regulations establish construction, permitting, operating, monitoring and reporting requirements for disposal and injection wells. To the Company's knowledge, its wells are in compliance with all applicable regulations.

         Several   states  have  also  adopted   regulations  on  the  handling,
transportation,   storage,  and  disposal  of  naturally  occurring  radioactive materials that are found in oil and natural gas operations.

Employees

     At December 31, 1996, the Company had thirty-seven (37) full-time employees of which six (6) were management, thirteen (13) were administrative and eighteen
(18) were field employees. None of the Company's employees are represented by a union. Management considers its relations with employees to be good. The Company anticipates hiring approximately nine (9) additional employees assuming the Permian Basin Acquisition closes as expected.

Facilities

         The Company occupies approximately 9,590 square feet of office space at 600 East Las Colinas Boulevard, Suite 1200, Irving, Texas, under a lease that expires in November 2001. The Company owns a field office and production yard in Shamrock, Texas, consisting of approximately four (4)acres of land.

Item 2.           Description of Properties

Oil and Natural Gas Reserves

     All information set forth herein regarding estimated proved reserves, related estimated future net revenues and present value of the Company's oil and gas interests is taken from reports prepared by Gaffney, Cline & Associates Inc. and Glenn Harrison Petroleum Consultants, Inc., both independent petroleum engineers in Dallas, Texas. These estimates have been prepared with respect to the Company's interests as of December 31, 1996 and December 31, 1995 and by the respective engineers named in the footnotes below the tables. The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by the Company an independent sources.

         In accordance with SEC guidelines, the estimates of future net revenues from proved reserves and the present value of proved reserves are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. The Company's proved reserves at December 31, 1996 were estimated based upon weighted average prices (before deduction of production taxes) of $4.00 per Mcf of natural gas and $24.31 per Bbl of oil, compared to $1.46 per Mcf of natural gas and $15.60 per Bbl of oil as of December 31, 1995. Operating costs and development costs and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net revenues from oil and gas reserves or their present value. Also, prices for natural gas and oil have decreased since December 31, 1996 to $2.30 per Mcf of natural gas (assuming 1200 BTU gas) and $20.41 per Bbl of oil as of March 31, 1997, which would have a significant effect on the proved discounted value of reserves.

     Proved reserves are estimates of hydrocarbons to be recovered in the future. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

         The following tables set forth the estimated proved reserves of oil and natural gas of the Company and the present value thereof for the two years in the periods ended December 31, 1996 and December 31, 1995:

                Estimated Proved Oil and Natural Gas Reserves(1)

                                                   1996 (2)             1995 (3)
Net natural gas reserves (MMcf):

  Proved developed producing...............       71,166,555          8,796,748
  Proved developed nonproducing............          108,586               -
  Proved undeveloped.......................        9,290,856          5,275,168
                                                  -----------------------------
     Total proved natural gas reserves.....       90,565,997         14,071,916
                                                  =============================

Net oil reserves (Bbl):

  Proved developed.........................       1,849,846           1,681,841
  Proved developed nonproducing............         112,338               -
  Proved undeveloped.......................       3,376,071           2,085,898
                                                 ------------------------------
     Total proved oil reserves.............       5,338,255           3,767,739
Total proved reserves (Mcfe)(4)............     122,595,527          36,678,350
                                                ===============================


                  Estimated Present Value of Proved Reserves(1)

                                                     1996                 1995
Estimated Present Value:

  Proved developed producing...............  $  115,858,134      $    19,036,205
  Proved developed nonproducing............         664,308                -
  Proved undeveloped.......................      48,244,017           18,173,125
                                             -----------------------------------
     Total proved reserves.................  $  164,766,459      $    37,209,330
                                             ===================================

     (1) Based upon reserve reports at December 31, 1996 and 1995, prepared by independent petroleum consultants, James J. Weisman, Jr., Gaffney
         Cline & Associates and Glenn Harrison Petroleum Consultants, Inc., all of Dallas Texas.
     (2) Includes reserves acquired in the Panoma Acquisition.
     (3) Includes  reserves  acquired  in the Magnum  Hunter  Combination.
     (4) Mcfe is the Mcf equivalent of oil and gas and is computed as follows:
         Bbls of oil times six (6) plus Mcf of natural gas.

Drilling Activity

         The following table sets forth the results of the Company's drilling activities during the two fiscal years ended December 31, 1996.

                                               Gross Wells(1)                                   Net Wells(2)
    Year         Type of Well       Total       Producing(3)       Dry(4)           Total      Producing(3)       Dry(4)
    1996       Exploratory
                 Texas                8                4               4              5.23               2.63          2.60
                 Oklahoma             0                0               0               0                 0             0
                 Other                0                0               0               0                 0             0
               Development
                 Texas               2                 2               0               .35                .35          0
                 Oklahoma            1                 1               0               .31                .31          0
                 Other               0                 0               0               0                 0             0
     1995       Exploratory
                 Texas                1                1              0                .30                .30          0
                 Oklahoma             1                1              0                .25                .25          0
                 Other                0                0              0                0                 0             0
               Development
                 Texas                0                0              0                0                 0             0
                 Oklahoma             0                0              0                0                 0             0
                 Other                0                0              0                0                 0             0



(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross wells.

(2) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3) A producing well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(4) A dry well is an exploratory or development well that is not a producing well.

Oil and Gas Wells

         The following table sets forth the number of oil and natural gas wells in which the Company had a working interest at December 31, 1996. All of these wells are located in the United States.


                                                                   Productive Wells
                                                                As of December 31, 1996
                                               Gross(1)                                         Net(2)
Location                          Oil            Gas             Total            Oil             Gas             Total
Texas......................        113             447             560            53.35          381.72          435.07
Oklahoma...................         26             117             143            21.85          103.09          124.94
Mississippi................          4               0               4             2.98               0            2.98
New Mexico.................          3               3               6             2.48             .64            3.12
California.................         14               0              14             1.05               0            1.05
Kansas.....................          2               0               2             1.90               0            1.90
                                   162             567             729            83.61          485.45          569.06



(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Natural Gas Acreage

         The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1996.


                                                     Developed                                Undeveloped
                                          Gross(1)               Net(2)              Gross(1)              Net(2)
Texas..............................       167,216               151,293               10,432                4,711
Oklahoma...........................        45,610                42,982                   --                   --
Mississippi........................           528                   452                   --                   --
New Mexico.........................           840                   702                   --                   --
California.........................           509                    38                   --                   --
Kansas.............................            80                    69                   --                   --


(1) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(2) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

         As is customary in the industry, the Company generally acquires oil and natural gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although the Company has title examined prior to acquisition of developed acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in the Company's judgment, it would be uneconomical or impractical to do so.

Item 3.           Legal Proceedings.

No legal proceedings are pending other than ordinary routine litigation incidental to the Company's business.


Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company had no matters requiring a vote of security holders during the fourth quarter of 1996.

                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters.

     The Common Stock has been listed on the American Stock Exchange since March 8, 1996. The Common Stock has been listed under the ticker symbol "MHR" since March 18, 1997, prior to which time it was listed under the ticker symbol "MPM." Prior to March 8, 1996, the Common Stock was listed on the American Stock Exchange Emerging Company Marketplace. At March 15, 1997, there were 3,797 stockholders of record.


                                                                                                      Average Daily
                                                                                                     Trading Volume
                                                                    High               Low              (Shares)

1996
  First Quarter.............................................       $ 3 11/16       $     2 5/8           16,154
  Second Quarter............................................          4 3/4              3               39,096
  Third Quarter.............................................          4 7/8              3 1/2           18,371
  Fourth Quarter............................................          5 1/4              4 1/8           34,982

1995
  First Quarter.............................................       $  5            $     2 7/8           24,716
  Second Quarter............................................          4 11/16            3 3/8            8,624
  Third Quarter.............................................          4 3/4              3 5/16          15,731
  Fourth Quarter............................................          4 1/4              2 3/4           13,000

1994
  First Quarter.............................................       $  3 3/8         $    2 1/2              277
  Second Quarter............................................          5 1/4              2 3/16           1,829
  Third Quarter.............................................          3 5/8              2 7/8            3,660
  Fourth Quarter............................................          4 5/16             3 1/4           13,911


     On March 25, 1997, the last reported sale price of the Company's Common Stock on the American Stock Exchange was $5 15/16 per share.

     The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business activities. The Company may not pay any dividends on Common Stock unless and until all dividend rights on outstanding Preferred Stock have been satisfied. The Existing Credit Facility restricts, and it is expected that the New Credit Facility will also restrict the payment of cash dividends on the Company's securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

     On December 19, 1995 to be effective December 22, 1995, the Company and Hunter entered into an Agreement and Plan of Reorganization and Plan of Liquidation, as amended. The Amended Agreement was executed on December 19, 1995 by Hunter shareholders holding over fifty percent (50%) of the common stock of Hunter and provided for the issuance to Hunter of an additional 2,335,077 shares of newly issued restricted common stock and 111,825 shares of Series C preferred stock. Therefore, the total consideration paid by the Company for the Hunter Subsidiaries was 5,085,077 shares of restricted common stock and 111,825 shares of Series C preferred stock.

     On October 31, 1996, Hunter held a special meeting of its shareholders and formally approved the Amended Agreement. This action represented the last formality in completing the Business Combination and all Magnum shares previously held in escrow have been released for distribution to the Hunter shareholders. Subsequent to the Business Combination, Magnum has conducted its oil and gas operations and energy related acquisitions in conjunction with the Hunter Subsidiaries. Acquisitions completed by Magnum and Hunter after the initial agreement were completed by Magnum Hunter Production, Inc. ("Magnum Hunter"), a Hunter Subsidiary. Hunter and its subsidiaries were consolidated in Magnum's financial statements beginning December 31, 1995.

     On June 26, 1996, Magnum received a commitment from Wells Fargo Bank, N.A., as Agent, and Banque Paribas, as Co-agent, (hereinafter collectively referred to as "Banks") for a new credit facility for the benefit of Magnum and several wholly-owned subsidiaries. The purpose of the new line of credit was to i) refinance the Company's existing indebtedness with First Interstate Bank of Texas, N.A. (a wholly-owned subsidiary of Wells Fargo Bank, N.A.), ii) finance the acquisition of oil and gas reserves including the $34.7 million "Panoma Property" acquisition, as discussed below, from Meridian Oil Inc. ("Meridian"), a wholly-owned subsidiary of Burlington Resources, Inc., iii) fund future property development, and iv) provide working capital support and cash availability for general corporate purposes. The $100 million credit facility is subject to a "Borrowing Base" determination established from time-to-time by the Banks based upon proven oil and gas reserves and gas gathering assets owned by Magnum and its subsidiaries. The availability under the Company's existing credit facility was increased at that time from $16 million to $48 million based upon the value of the assets associated with the acquisition of the Panoma Properties. The borrowing base under the credit facility was increased again in December 1996 to $55 million upon the entry of First Union National Bank of North Carolina into the Bank group. The credit facility gives the Company the flexibility to choose a range of either "LIBOR" or "Prime" based interest rates options.

     On June 28, 1996, Magnum closed on the purchase of 469 natural gas wells and approximately 427 miles of a gas gathering pipeline system from Meridian. The net purchase price after certain purchase price adjustments was approximately $34.7 million funded by several loans under Magnum's credit facilities with the Banks. As the purchase was not completed until the end of the second quarter of 1996, the Statements of Operations for 1996 only include the operating results of the Panoma Properties beginning July 1, 1996. The gas wells and gas gathering system are located in the Panhandle of Texas and Western Oklahoma and are more commonly referred to as the "Panoma Properties."

     On November 4, 1996, Magnum entered into an agreement to sell certain oil and gas properties for $1,850,000, including $150,000 of restricted securities of an American Stock Exchange listed company and a $1,700,000 promissory note payable out of 100% of the net oil and gas income of the properties. The agreement provides for Magnum's Gruy subsididary to continue to operate the properties for a management fee.

     On December 6, 1996, Magnum entered into an agreement to issue 1,000,000 shares of 1996 Series A Convertible Preferred Stock in a private placement. The shares have a stated and liquidating preference value of $10 per share and pay a fixed annual cumulative dividend of eight and threee quarters percent (8.75%), payable quarterly in arrears beginning December 31, 1996. The shares are convertible into shares of common stock at a conversion price of $5.875 per share. Beginning in December 1998, Magnum has an option to exchange the 1996 Series A Preferred Stock into convertible subordinated debentures of equivalent value. The purpose of the private placement was to fund the capital cost necessary to develop certain developmental drilling and secondary recovery projects. The proceeds were initially used to reduce Magnum's indebtedness under its Bank credit facility. On December 23, 1996, the 1996 Series A Preferred Stock was issued, resulting in net proceeds after offering costs of $9,787,000.

     Results of Operations for the Years Ended 1996 and 1995

     As discussed above, Magnum completed a business combination with Hunter, which for accounting purposes, was recorded under the purchase method of accounting. Hunter's operations were consolidated with those of Magnum beginning December 31, 1995. In addition, as discussed above, the results of operations for fiscal 1996 include the six months operations from the June 28, 1996 acquisition of the Panoma Properties. As such, the comparison of the increases in the 1996 period over the 1995 period are, unless otherwise stated, the result of the Hunter operating activities and the acquisition of the Panoma Properties.

     Magnum recorded an operating profit of $2,871,000 for the 1996 year versus an operating loss of $1,043,000 during the previous year. This $3,914,000 improvement in operations can be directly attributable to i) the operating activities of the Panoma Properties acquired on June 28, 1996, ii) the operating activities associated with the acquisition of Hunter on December 22, 1995 and, iii) improved oil and gas commodity sale prices.

     Magnum realized net income applicable to common shares of $103,000 (after dividend payments on preferred stock of $406,000) for the year ended December 31, 1996, compared to a net loss applicable to common shares of $1,585,000 (after dividend payments on preferred stock of $617,000) for the preceding year, a $1,688,000 improvement. The income per common share improved to $.01 from a loss per common share of $.28 in the 1995 period, a $.29 per common share improvement.

     Total revenue for the year ended December 31, 1996 increased to $16,412,000 from $649,000 in 1995, a $15,763,000 improvement. Revenue from oil and gas sales increased 1,561 percent during 1996 to $10,248,000 compared to $617,000 in 1995. Quantities of oil and gas produced during 1996 totaled 191,203 barrels of oil at a weighted average price of $20.46 per barrel and 2,674,993 mcf of gas at a weighted average price of $2.37 per mcf. Quantities of oil and gas produced during 1995 totaled 29,972 barrels of oil at a weighted average price of $15.60 per barrel and 102,056 mcf of gas at a weighted average price of $1.46 per mcf. The quantity increases are primarily the result of the Hunter and Panoma acquisitions. Oil and gas production expenses were $4,390,000 in 1996 and $268,000 in 1995, an increase of $4,122,000. On an equivalent barrel basis, the production expense increased to $6.89 per barrel in 1996 from $5.69 in 1995 a 21% increase due to start up costs from the Panoma acquisition. The gross margin from oil and gas production was $5,858,000 in 1996 versus $349,000 in 1995, a $5,509,000 increase.

     Gas gathering and marketing activities in 1996, all of which are a result of the acquisition of the Panoma Properties and the combination with Hunter, provided revenues of $5,768,000. The gross operating margin was $1,060,000, after expenses of $4,708,000 for gas purchases and pipeline operating expenses.

     Revenues from oil field services and commissions were $396,000 in the 1996 period as compared to $32,000 in the preceding year, a $364,000 increase. Related costs of services of $267,000 and $26,000 for the 1996 and 1995 periods, respectively, were recognized resulting in a gross margin of $129,000 in 1996 and $6,000 in 1995. The $123,000 increase was due principally to the Hunter acquisition and the divestiture of certain properties in the fourth quarter where operations were maintained.

     Depreciation and depletion rose to $2,951,000 in 1996 from $421,000 in 1995 as a result of the Panoma properties acquisition, and the property base acquired in the Business Combination with Hunter. General and administrative expenses were $1,225,000 in 1996, $248,000 higher than 1995, due to additional overhead required in a significantly expanded operating base.

     Other income is higher in the 1996 period over the 1995 period, partly as a result of a gain on the sale of marketable securities held for resale. Interest expense rose to $2,394,000 in 1996 from $2,000 in 1995, primarily as a result of commercial bank indebtedness assumed in the combination with Hunter and additional borrowings under the Bank Credit Facility as a result of property acquisitions, principally the Panoma Properties. A provision for deferred income taxes of $312,000 was made in 1996 whereas none was charged in 1995. The Company is not currently paying taxes due to utilization of net operating loss carryforwards. Preferred dividends decreased to

     $406,000 in 1996 from $617,000 in 1995 as Magnum was successful in completing the redemption and conversion of all of the Company's outstanding Series C preferred stock in the third quarter of 1996.

     Liquidity and Capital Resources.

     The Company has three principal operating sources of operating cash: (i) sales of oil and gas, (ii) revenues from gas gathering, processing, and marketing, and (iii) revenues from petroleum management and consulting services. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil and gas could result in reductions of both cash flow and the Borrowing Base under the Company's Credit Facility, which would result in decreased funds available, including funds for capital expenditures.

     For 1996, the Company had a net increase in cash of $143,000. The Company's operating activities provided net cash of $3,028,000, principally from operating income before depreciation, depletion and deferred taxes, reduced by a net increase in accounts receivable over accounts payable. The Company used $41,738,000 in investing activities, principally for additions to property and equipment of $41,471,000, as well as increases in deposits and other assets. Financing activities provided $38,853,000 of cash, principally from the aggregate proceeds from the issuance of long-term debt ($56,512,000) and production payments ($750,000), less payments on these liabilities of $27,459,000, as well as proceeds from the issuance of preferred stock of $9,796,000. The Company also paid $295,000 to redeem a portion of the outstanding Series C Preferred Stock and $438,000 to pay dividends on preferred stock.

     For 1995, the Company had a net decrease in cash of $101,000 as the proceeds received from the sale of stock were principally used for oil and gas acquisition and development activity and for the payment of dividends and payables. The Company's operating activities used net cash of $849,000, principally as a result of the net loss from operations and the payoff of a substantial amount of accounts payable. Investing activities used net cash of $2,007,000, largely from acquisition and development of oil and gas properties. Financing activities accounted for net cash provided of $2,755,000, principally from the proceeds received due to the issuance of preferred stock mentioned above. Partially offsetting the proceeds from the stock issuances were advances made to Magnum Hunter for acquisition costs and working capital of $1,034,000, prior to their acquisition by the Company and the ultimate consolidation, and the payment of preferred dividends of $583,000.

     Capital Requirements.

     For 1997, the Company is projecting  exploration  and  development  capital expenditures of approximately $15 million, of which $3 million is for exploration projects and $12 million is for development projects. A portion of these expenditures are required over the next several years under the terms of the agreement whereby the Company issued 1,000,000 shares of 1996 Series A Convertible Preferred Stock. The balance of the funds required for these projects will come from internally generated funds and from the Company's revolving credit facility with the Banks.

     In January 1997, the Company purchased for $2.5 million a fifty percent (50%)ownership interest in the McLean Gas Plant, the natural gas liquids processing facility connected to the Company's Panoma gas gathering system. Under the terms of the purchase agreement, the Company will receive 100% of the profits of the plant until it receives the $2.5 million purchase price, at which point its interest will revert to fifty percent (50%). The acquisition was funded through the Company's revolving credit facility with the Banks.

     In February 1997, the Company entered into a definitive agreement with Burlington Resources, Inc. to acquire for $143.5 million, effective as of January 1,1997, the Permian Basin Properties, consisting of 25 field areas in West Texas and 21 field areas in Southeast New Mexico, and containing 3,100 oil and gas completions. In addition to providing the Company with significant new sources of earnings and operating cash flow, management of the Company believes the Permian Basin Properties will provide significant opportunities for exploitation of both oil and natural gas reserves through a combination of enhanced recovery projects and new drilling projects.

     In accordance with the definitive acquisition agreement, the Company made a performance deposit of $10 million against the $143.5 million purchase price, which will be further reduced to take into account production between January 1, 1997 and the closing date. The company plans to fund the Permian Basin Acquisition with (i) monies borrowed under a new $150 million revolving credit facility with its Banks (replacing the previous $100 million facility), for which the Company has received a commitment letter, and (ii) approximately $50 million of convertible subordinated discount notes which the company plans to offer in a private placement under Rule 144A. The Company's obligations under the definitive acquisition agreement are not subject to a financing condition, and it is likely the Company would default under the acquisition agreement if the new credit facility, the sale of notes, or other adequate financing is not arranged on a timely basis. The closing of the Permian Basin Acquisition, which is expected to occur on or before April 30, 1997, is conditioned, in Burlington's case, upon the approval of its board of directors and, in the Company's case, upon the satisfactory results of its due diligence with respect to accounting, title, and environmental matters.

     Additional sources of capital the Company is currently  considering include
(i) the issuance of high yield long-term debt, (ii) the sale of common stock in a secondary public offering, and (iii) the call of the Company's publicly traded warrants. It is likely that one or more of these sources will be utilized to provide additional funds to the Company during the next year.

     The Company has adopted a "controlled risk" approach to its exploratory drilling activity by concentrating in specific regions in the United States (primarily Oklahoma and Texas) where the Company's technical staff has considerable experience and near proved producing properties where the potential for significant reserve additions exist. To the extent feasible, the Company reduces its exploration risk by diversifying through investment in multiple prospects, by farming out (promoting out) interests to industry partners and by utilizing 3-D seismic surveys and other advanced technologies.

     As the Company continues to increase its asset base, management plans to expand the scope of its oil and gas activities, including the Company's possible participation in foreign energy projects. The Company believes that Latin America offers significantly greater hydrocarbon reserve potential with less competition than in the United States. Therefore, as part of its long-term growth strategy, the Company periodically reviews energy related investment opportunities in Argentina, Bolivia, Guatemala, Mexico, Peru and other countries in Latin America. Although no investment has been made to date, the Company is exposed to some of these opportunities through relationships established by Hunter Butcher.

     In expanding into Mexico, Central America or South America, the Company anticipates that any investment would be made in partnership with one or more partners either locally or through parties with whom it had previously worked within the United States. In pursuing international opportunities, the Company intends to adhere to its philosophy of primarily focusing on proved producing properties that it perceives to be reasonably priced and that afford the opportunity for significant enhancement of value through appropriate exploitation and development activities utilizing its management expertise.

     Inflation and Changes in Prices.

     During the past several years, the Company has experienced some inflation in oil and gas prices with moderate increases in property acquisition and development costs. During 1996, the Company received somewhat greater increases in the commodity prices of the natural resources produced from its properties. The results of operations and cash flow of the Company have been, and will continue to be affected to a certain extent, by the volatility in oil and natural gas prices. Should the Company experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs, and operating expenses. Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. Under the Credit Facility with its Banks, the Company was required to hedge a certain percentage of its expected natural gas production.

     The Company's historic ability to produce or purchase gas at a somewhat lower price than that at which it is resold has enabled the Company to profit from the price differential, however, the marketing of gas for its own account also exposes the Company to the attendant commodities risk. Hunter Gas Gathering, Inc. currently sells the majority of its gas to Crosstex Energy Services, a gas marketing firm located in Dallas, Texas formed in January 1997 when Comstock Natural Gas, Inc. sold its gas gathering, processing and marketing operations. Although the Company sold approximately 91% of its gas to Comstock in 1996 and has sold a comparable percentage to Crosstex to date in 1997, the Company does not believe that any discontinuation of such sales arrangement would be disruptive to the Company's gas marketing operations. The Company typically obtains letters of credit guaranteeing the payment of the purchase price for its gas.

     Item 7. Consolidated Financial Statements and Unaudited Supplemental Information


                   Index to Consolidated Financial Statements
                                                                            Page
     Independent Auditors' Report - 1996....................................F-1
     Independent Auditor's Report - 1995....................................F-2
         Financial Statements:
             Consolidated Balance Sheet at December 31, 1996 and 1995.......F-3

             Consolidated Statements of Operations for the Years Ended
                     December 31, 1996 and 1995.............................F-4

             Consolidated Statements of Stockholders' Equity for the
                     Years Ended December 31, 1996 and 1995................ F-5

             Consolidated Statements of Cash Flows for the Years
                     Ended December 31, 1996 and 1995.......................F-7

         Notes to Consolidated Financial Statements.........................F-8

         Supplemental Information (Unaudited)...............................F-26

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheet of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP


Dallas, Texas
March 14, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Stockholders
 Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheet of Magnum Hunter Resources, Inc. (formerly Magnum Petroleum, Inc.)and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for oil and gas producing operations from the successful efforts method to the full cost method.



HEIN + ASSOCIATES LLP

Dallas, Texas
April 3, 1996

                     MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                                December 31,     December 31,
                                                                                                   1996              1995
                                                                                           -----------------------------------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                             $         1,687       $      1,544
     Securities available for sale                                                                     233                101
     Accounts receivable:
     Trade, net of allowance of $132 and $134                                                        4,372              1,247
     Due from affiliates                                                                               241                116
     Notes receivable from affiliate                                                                   264                121
     Current portion of long-term note receivable                                                      198                201
     Prepaid and other                                                                                  52                 22
                                                                                           -----------------------------------------
          TOTAL CURRENT ASSETS                                                                       7,047              3,352
                                                                                           -----------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method:
          Unproved                                                                                      459                843
          Proved                                                                                     70,575             36,257
     Pipelines                                                                                        7,102              1,087
     Other property                                                                                     381                146
                                                                                            ---------------------------------------
           TOTAL PROPERTY, PLANT AND EQUIPMENT                                                      78,517             38,333
     Accumulated depreciation, depletion and impairment                                             (4,869)            (1,928)
                                                                                             ---------------------------------------
          NET PROPERTY, PLANT AND EQUIPMENT                                                         73,648             36,405
                                                                                             ---------------------------------------

OTHER ASSETS

     Deposits and other assets                                                                         645                118
     Long-term notes receivable, net of imputed interest                                             1,732                190
                                                                                             ---------------------------------------
                             TOTAL ASSETS                                                   $       83,072       $     40,065
                                                                                             =================      ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable and accrued liabilities                                           $       3,698       $      1,283
    Gas imbalance payable                                                                              242
    Dividends payable                                                                                   22                177
    Suspended revenue payable                                                                          784                794
    Current maturities of long-term debt                                                                22              2,014
                                                                                            ----------------------------------------
          TOTAL CURRENT LIABILITIES                                                                  4,768              4,268
                                                                                            ----------------------------------------
LONG-TERM LIABILITIES

   Long-term debt, less current maturities                                                          38,744              7,598
   Production payment liability                                                                        937                288
   Other                                                                                               -                  290
   Deferred income taxes                                                                             3,469              3,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value; 10,000,000 shares authorized
          216,000 designated as Series A; 80,000 and 80,000 issued and outstanding, respectively,
                 liquidation amount $0                                                                 -                   -
          925,000 designated as Series B; none and 62,050 issued and outstanding, respectively         -                   -
          625,000 designated as Series C; none and 625,000 shares issued and outstanding,
                respectively                                                                           -                    1
          1,000,000 designated as 1996 Series A Convertible ; 1,000,000 and none issued and
                outstanding, respectively, liquidation amount $10,000,000                                1                 -
       Common stock - $.002 par value; 50,000,000 shares authorized;
         14,252,822 issued and 11,598,183 shares issued and outstanding, respectively                   29                 23
       Additional paid-in capital                                                                   40,216             29,660
       Accumulated deficit                                                                          (5,142)            (5,245)
       Unrealized gain on investments, net of income taxes                                              51                 57
                                                                                           ----------------------------------------
                                                                                                    35,155             24,496
      Treasury stock (544,495 shares of common stock)                                                   (1)                -
                                                                                           -----------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                 35,154             24,496

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     83,072       $     40,065
                                                                                              =================     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                       F-3

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)

                                                                                     For the Years Ended
                                                                                        December 31,
                                                                                ---------------------------
                                                                                  1996               1995
                                                                                ---------------------------

OPERATING REVENUE
     Oil and gas sales                                                          $  10,248       $     617
     Gas gathering and marketing                                                    5,768               -
     Oil field services and commissions                                               396              32
                                                                                ---------------------------
          TOTAL OPERATING REVENUE                                                  16,412             649
                                                                                ---------------------------
OPERATING COSTS AND EXPENSES
     Oil and gas production                                                         4,390             268
     Gas gathering and marketing                                                    4,708               -
     Costs related to other services                                                  267              26
     Depreciation and depletion                                                     2,951             421
     General and administrative                                                     1,225             977
                                                                                ---------------------------
         TOTAL OPERATING COSTS AND EXPENSES                                        13,541           1,692
                                                                                ---------------------------
OPERATING PROFIT (LOSS)                                                             2,871          (1,043)

OTHER INCOME                                                                          344              77
INTEREST EXPENSE                                                                   (2,394)             (2)
                                                                                ---------------------------
NET INCOME (LOSS) BEFORE INCOME TAXES                                                 821            (968)

     Provision for deferred income taxes                                              312               -
                                                                                ---------------------------
NET INCOME (LOSS)                                                                     509            (968)


DIVIDENDS APPLICABLE TO PREFERRED SHARES                                             (406)           (617)
                                                                                ---------------------------
INCOME (LOSS) APPLICABLE TO COMMON SHARES                                       $     103       $  (1,585)
                                                                                =============   ===========

INCOME (LOSS) PER COMMON SHARE                                                  $     0.01      $   (0.28)
                                                                                =============   ===========

COMMON SHARES USED IN PER SHARE CALCULATION                                        12,485,893     5,606,669
                                                                                =============   ===========

         The accompanying notes are an integral part of these consolidated financial statements



                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (in thousands)

                                                                                                                 Additional
                                                       Preferred  Stock      Common    Stock   Treasury   Stock   Paid-In
                                                       Shares     Amount     Shares   Amount    Shares    Amount  Capital
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1994                            645,775  $     1    4,537,045     $9                        $12,606
                                                       -----------------------------------------------------------------------------

Conversion of preferred stock to common stock           (11,300)      -       28,900       -
Issuance and costs from exercise of warrants             20,750       -      833,324       2                          2,841
Issuance of Series C preferred stock                                                                                    249
Issuance of common stock to acquire oil and gas
     properties                                                              386,615       1                          1,378
Issuance of common stock for services                                        602,222       1                          1,370
Issued to directors for collateral                                           125,000       -
Sale of investment shares
Payments received on receivable from stockholders
Acquisition of Hunter Resources, Inc. for Series C
     preferred stock and common stock                   111,825      -     5,085,077      10                         11,216
Dividends declared on preferred stock
Net loss from operations
Unrealized gain on investments

                                                       -----------------------------------------------------------------------------
Balance at December 31, 1995                            767,050   $    1  11,598,183     $23      -        -        $29,660
                                                       -----------------------------------------------------------------------------
Conversion of preferred stock to common stock           (658,394)     (1)  1,821,638       4                             (3)
Redemption of 28,116 shares of Series C preferred stock  (28,116)    (28)                                              (294)
Issuance of 1996 Series A convertible preferred stock,
     net of offering costs                             1,000,000       1                                              9,786
Shares issued as collateral, returned and held
     as treasury stock                                                       610,170        1   (610,170)    (1)         (1)
Exercise of employees' common stock options                                    -            -     12,258      -           9
Issuance of common stock to acquire oil and gas properties                   188,410        1     51,300      -         938
Sale of investment shares
Dividends declared on preferred stock                                         34,421        -      2,117      -         122
Net income from operations
Unrealized gain on investments, net of income taxes


                                                       -----------------------------------------------------------------------------
Balance at December 31, 1996                           1,080,000   $  1   14,252,822   $  29   (544,495)    $(1)    $40,216
                                                       =========   ====== ==========   ======= =========    =====  ========



     The accompanying notes are an integral part of these consolidated financial statements





                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                   Unrealized Gain
                                                    Deferred Costs                  Receivable      (Loss) On
                                                    of Warrant         Accumulated  from            Investments
                                                    Offerings          Deficit      Stockholder
                                                  -------------------------------------------------------------
Balance at December 31, 1994                        $(240)              $(3,659)      $(63)            $ (9)
                                                  -------------------------------------------------------------

Conversion preferred stock to common stock
Issuance and costs from exercise of warrants          240
Issuance of Series C preferred stock
Issuance of common stock for services and
     to acquire oil and gas properties
Issued to directors for collateral
Sale of investment shares                                                                                9
Payments received on receivable from stockholders                                        63
Acquisition of Hunter Resources, Inc. for Series C
     preferred stock and common stock
Dividends declared on preferred stock                                      (617)
Net income from operations                                                 (968)
Unrealized gain on investments                                                                          57
                                                 --------------------------------------------------------------
Balance at December 31, 1995                      $   -                 $(5,245)       $ -            $ 57
                                                 --------------------------------------------------------------

Conversion of preferred stock to common stock
Redemption of 28,116 shares of Series C preferred stock
Issuance of 1996 Series A convertible preferred stock,
     net of offering costs
Shares issued as collateral, returned and held
     as treasury stock
Exercise of employees' common stock options
Issuance of common stock to acquire oil and gas properties
Sale of investment shares                                                                             (57)
Dividends declared on preferred stock                                     (406)
Net income from operations                                                 509
Unrealized gain on investments, net of income taxes                                                    51


                                                --------------------------------------------------------------
Balance at December 31, 1996                      $   -               $(5,142)          $  -         $ 51
                                                 =========             =======         =========     =====


                     The accompanying notes are an integral part of these consolidated financial statements


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          For the Years Ended
                                                                                               December 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   ------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $   509            $ (968)
   Adjustments to reconcile net income (loss) to cash provided by (used for)
          operating activities:
      Depreciation and depletion                                                     2,951               421
      Deferred income taxes                                                            312                 -
      Common stock issued for services                                                   -               102
      (Gain) Loss on sale of assets                                                   (143)               76
      Other                                                                             32                15
      Changes in certain assets and liabilities:
        Accounts receivable                                                         (3,250)              (37)
        Costs in excess of billings on uncompleted drilling contracts                    -                55
        Deposits and other assets                                                      (30)                -
        Accounts payable and accrued liabilities                                     2,647              (513)
                                                                                   ------------------------------
Net Cash Provided By (Used By) Operating Activities                                $ 3,028            $ (849)
                                                                                   ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                        318                88
   Additions to property and equipment                                             (41,471)           (1,244)
   Increase in deposits and other assets                                              (527)                -
   Loan made for promissory note receivable                                            (58)             (121)
   Payments received on promissory notes receivable                                      -               334
   Purchase of securities available for sale                                             -               (30)
   Obligations and property acquisitions funded in Hunter acquisition                    -            (1,034)
                                                                                   ------------------------------
   Net Cash Used By Investing Activities                                           (41,738)           (2,007)
                                                                                   ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and production payment                  57,262                 -
   Payments of principal on long-term debt and production payment                  (27,459)             (186)
   Payments on other liabilities                                                      (290)                -
   Proceeds from issuance of common and preferred stock,
           net offering costs                                                        9,796             3,332
   Redemption of preferred stock                                                      (295)                -
   Payments received on notes receivable                                               277                62
   Increase in segregated funds for payments of notes payable                            -               130
   Dividends paid                                                                     (438)             (583)
                                                                                  -------------------------------

   Net Cash Provided By Financing Activities                                        38,853             2,755
                                                                                  -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   143              (101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,544             1,645
                                                                                   ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  1,687         $   1,544
                                                                                  ============     ==========





The accompanying notes are an integral part of these consolidated financial statements

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization   and   Nature  of   Operations:

     Magnum Hunter Resources,Inc.(the"Company"), formerly Magnum Petroleum, Inc., is incorporated under the laws of the state of Nevada. The Company is engaged in the acquisition, operation and development of oil and gas properties, the gathering, transmission and marketing of natural gas, providing management and advisory consulting services on oil and gas properties for third parties, and providing consulting and U.S. export services to facilitate Latin American trade in energy products. In conjunction with the above activities, the Company owns and operates oil and gas properties in six states, predominantly in the Southwest region of the United States. In addition, the Company owns and operates four gathering systems located in Texas, Louisiana and Oklahoma.

     Merger and Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its existing wholly-owned subsidiaries, Gruy Petroleum Management Company, Hunter Butcher International Limited Liability Company, a Wyoming limited liability company, Hunter Gas Gathering, Inc. Inesco Corporation, Magnum Hunter Production, Inc. Midland Hunter Petroleum Limited Liability Company, a Wyoming limited liability company, and SPL Gas Marketing, Inc. As more fully discussed in Note 3, the Company entered into an amended definitive agreement on December 19, 1995 to acquire all of the assets, subject to the existing liabilities, of Hunter Resources, Inc. ("Hunter"). The purchase was accounted for by the purchase method effective December 31, 1995. As such, the accompanying consolidated financial statements for 1995 include the balance sheet accounts of Hunter. However, the Statement of Operations for 1995 does not include the operations of Hunter for that fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

Cash and Cash Equivalents
         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash deposits in excess of federally insured limits.

Investments
         In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the equity securities held by the Company that have readily determinable fair values are classified as current assets available-for-sale and are measured at fair value. Unrealized gains and losses for these investments are reported as a separate component of stockholders' equity.

     At December 31, 1996, the Company's available for sale securities had an amortized cost basis of $150,000, gross unrealized gains reported in equity of $82,500 and a fair market value

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of $232,500. During 1996, Securities were sold for gross proceeds of $187,312 and the Company realized a gain of $142,872.

     At December 31, 1995, the Company's available for sale securities had an amortized cost basis of $44,440, gross unrealized gains reported in equity of $57,200 and a fair market value of $101,640. During 1995, Securities were sold for gross proceeds of $73,083 and the Company realized a gain of $19,370.

Suspended Revenues
         Suspended revenue interests represent oil and gas sales payable to third parties largely on properties operated by the Company. The Company distributes such amounts to third parties upon receipt of signed division orders or resolution of other legal matters.

Oil and Gas Producing Operations
         The Company follows the full-cost method of accounting for oil and gas properties, as prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Cost directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. The Company's unproved properties excluded from the amortization base were $459,000 and $843,000 at December 31, 1996 and 1995, respectively. These costs arose in 1995 and are expected to be evaluated and transferred into the amortization base over the next twelve months.

     The net capitalized costs are subject to a "ceiling test," which generally limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions.

Drilling Operations
         Fees from fixed-price contracts with other working interest owners to drill, complete and place oil and gas wells into production less related costs are accounted for as adjustments to oil and gas properties.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pipelines
         Pipelines are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition.

Other Property
         Other property and equipment are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to ten years. Gain or loss on retirement or sale or other disposition of assets is included in results of operation in the period of disposition.

Other Oil and Gas Related Services
         Other oil and gas related services consist largely of fees earned from the Company's salt water disposal facility. Such fees are recognized in the month the disposal service is provided.

Impact of Recently Issued Pronouncements

     The Financial Accounting Standards Board has issued Statement No. 121, ("SFAS No. 121") "Accounting for Impairments of Long-Lived Assets and Assets to be Disposed of", and Statement No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"). The Company adopted the provisions of SFAS No. 121 in 1996 but it did not have any effect on the Company's consolidated financial statements, and it adopted the disclosures only portion of SFAS No. 123 as it continued to follow the provisions of APB No. 25 which is the intrinsic value method of accounting for stock-based compensation. See Note 15 which follows for the effect of stock based compensation on a proforma basis.

Income Taxes
         The Company files a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

                  MAGNUM HUNTER RESOURCES, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income or Loss Per Common Share
         Income or loss per common share is based on the weighted average number of shares of common stock outstanding. Convertible securities and warrants were anti-dilutive at December 31, 1996 and 1995 and were not included in the calculation of income or loss per common share.

Deferred Cost of Warrant Exercise Offering
         The Company incurred costs to update its registration statement relating to Series C preferred stock that is convertible into common stock and relating to common stock purchase warrants. The Company made an offer to the warrant holders allowing them to exercise their warrants at a discount through February 16, 1995. As presented in Note 9, certain of the common stock purchase warrants were exercised prior to the expiration of the discount period. The Company had deferred direct costs as of December 31, 1994 of $240,281 related to the discounted warrant exercise offering. Such costs and $250,488 incurred in 1995 were offset against the proceeds received in 1995 from the exercise of the warrants. There were no warrants exercised during 1996.

Use of Estimates and Certain Significant Estimates
         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

NOTE 2--CHANGE IN ACCOUNTING METHOD

         The Company accounted for its oil and gas producing activities using the successful efforts method from inception through June 30, 1995. However, the full cost method has subsequently been adopted. The Company is of the opinion that the full cost method of accounting is preferable to the successful efforts method of accounting for its oil and gas activities for the following reasons:

  (1) The Company recently acquired the subsidiaries of Hunter (See note 3), which comprise corporations engaged in oil and gas related activities and which utilize the full cost method of accounting for these activities. For both legal and accounting purposes, the

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Company is the acquiring entity; however, the subsidiaries are increasing their oil and gas activities and have more proved oil and gas reserves than the Company. Furthermore, management of Hunter became the management of the Company upon completion of the acquisition. One of the Hunter subsidiaries specializes in the management of oil and gas properties and all accounting functions and financial reporting have been undertaken by the subsidiaries' personnel. The individuals employed by the subsidiaries have comprised the vast majority of the Company's employees and the Company believes that by allowing these employees and Hunter's management to continue to use the full cost method, it would greatly benefit in accurately reporting on its oil and gas operations.

  (2) The subsidiaries have established relationships with lending sources which the Company intends to continue to utilize and expand upon. These sources are accustomed to evaluating the subsidiaries' financial statements on the full cost method of accounting. The Company intends to request additional borrowing arrangements from these lenders and believes that it is desirable for these lending sources to review financial statements prepared on a consistent basis.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying financial statements have been restated to apply the full cost method retroactively. This change in accounting principle has no significant effect on income taxes. The effect of the accounting change on net loss and accumulated deficit as previously reported for the respective periods is:




                                                                                               1995
                                                                                      -----------------------
Statement of Accumulated Deficit:

Balance at Beginning of Period as Previously Reported                                 $          (4,166,058)

Add Adjustment for the Cumulative Effect on Prior Years
  of Applying Retroactively the Full Cost Method                                                    506,651
                                                                                      -----------------------
Balance at Beginning of Period, as Adjusted                                                      (3,659,407)

Net Loss                                                                                           (968,272)

Preferred Dividends                                                                                (617,220)
                                                                                       ----------------------
Balance at End of Year                                                                 $         (5,244,899)
                                                                                       ======================

The effect on 1995 operations of changing the accounting method was to increase net loss and net loss per share by $307,000 and $.05, respectively.


NOTE 3--ACQUISITIONS AND DISPOSITIONS

          During March 1995, the Company acquired an additional fifty percent (50%) working interest (for a total of 100% working interest) in a proved undeveloped oil and gas property on which one well is located. The acquisition cost of this additional interest was $410,000, of which $130,000 was paid in cash and 80,000 shares of the Company's restricted common stock, valued at $3.50 per share, were issued. During April 1995, the Company also acquired an additional 40 percent (40%) working interest (for a total 90% working interest) in a proved undeveloped property on which one well is located. The acquisition cost of this additional interest was $480,000, of which $20,000 was paid in cash and 125,000 shares of the Company's restricted common stock were issued, valued at $3.50 per share, and the transfer of securities held by the Company as an investment in equity securities at December 31, 1994.

     In October 1995, the Company issued 85,131 shares of restricted common stock, valued at $3.52 per share, in an acquisition completed by a Hunter subsidiary for the remaining stock ownership interest in a limited liability company. Also, in October 1995, the Company issued 64,176 shares of restricted common stock, valued at $4.00 per share, in an acquisition of oil and gas properties completed by a Hunter subsidiary. In December 1995, the Company issued 32,308 shares of restricted common stock,

                  MAGNUM HUNTER RESOURCES, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          On June 28, 1996, the Company purchased 469 natural gas wells and approximately 427 miles of a gas gathering pipeline system for a net purchase price of $34,652,395. The properties are located in the Panhandle of Texas and Western Oklahoma and are referred to as the "Panoma Properties". As the purchase was not completed until the end of the second quarter of 1996, the consolidated financial statements for 1996 include the operating results of the Panoma Properties for only the last six months of the year.

     On November 4, 1996, the Company entered into an agreement to sell certain oil and gas properties for $1,850,000, including $150,000 of restricted securities of an American Stock Exchange listed company and a $1,700,000 promissory note payable out of 100% of the net oil and gas income of the properties. The agreement calls for the Company's subsidiary to continue to operate the properties for a monthly management fee.

     The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 1996 and 1995, as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           (Unaudited)
                                                                   1996                  1995
Revenue...................................................          $ 20,653,000      $ 12,512,000
Net Income (Loss) Applicable to Common Stock..............              (304,000)       (4,403,000)
Net Income (Loss) Per Common Share........................          $       (.02)     $       (.79)
Average shares outstanding................................            12,485,893         5,606,669

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

     On July 28, 1995, the Company received a non-interest bearing note receivable in the amount of $223,500 in exchange for its interest in an oil and gas property. Interest at 10 percent was inputed on the note resulting in a discount of $28,366. The note provides for payments of $7,000 per month which were received timely in 1996. As of December 31, 1996, the unpaid balance, net of discount, is $112,288.

     On November 4, 1996, the Company received an interest bearing note due on November 1, 1999, in exchange for its interest in oil and gas properties. Interest is at the rate of 12% per annum. The note is collateralized by stock in an American Stock Exchange listed company and the oil and gas properties sold. As of December 31, 1996, the unpaid balance is $1,627,534.

NOTE 5--RELATED PARTY TRANSACTIONS

         In conjunction with the acquisition of Hunter, the Company assumed a note receivable with a balance of $178,527 and $120,758 at December 31, 1996 and 1995 respectively, from an owner in an affiliated limited liability company. The note provides for interest at ten percent and has a due date of January 31, 1997.

         In connection with the acquisition of Hunter, the Company assumed a note receivable from a company affiliated with the President of the Company in the amount of $54,615 at December 31, 1996 and 1995. This note bears interest at ten percent and is due on demand. Additionally, trade accounts receivable from this affiliated company were $30,761 and $51,346 at December 31, 1996 and 1995, respectively.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the acquisition of Hunter, the Company assumed unsecured accounts receivable from the President personally in the amount of $10,000 as of December 31, 1995, which amount has been subsequently repaid.

     A company owned by two former directors of the Company previously operated several of the wells in which the Company owned an interest. Operating fees paid this company were $35,519 in 1995. The operations of these wells were transferred to a subsidiary of Hunter during 1995. In addition, the related company received a commission of $25,000 from the sale of an oil and gas property to the Company in 1995.

     During 1996, as part of the Company's overall compensation package, the Company's officers and directors were granted the right to participate in certain development and exploration projects of the Company on a promoted basis. As of December 31, 1996, eleven (11) of the Company's officers and directors as a group spent an aggregate of $137,340 participating in 6 wells. The Company discontinued this program as of January 1, 1997.

NOTE 6--LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                                               1996           1995
                                                                                               ----           ----
     Banks

         Revolving promissory note, collateralized by pipeline and oil and gas properties,  due June 30,  2001,  interest at LIBOR + 2.25%  (total of
         7.625% at December 31, 1996)(1)                                                   $ 38,700,000       $     -

         Promissory note,  collateralized  by pipelines and oil and gas properties,payable in monthly installments for 1996 of $174,000 through
         October 1,1996, then $171,000  thereafter plus interest at prime plus one percent(total of 9.75% at December 31, 1995), assumed in Hunter
         acquisition(2)                                                                           -            9,555,000

         Note payable, payable in monthly installments of $498 through July 1996
         plus interest at 7.25 percent, collateralized by truck,                                  -                3,000

         Note  payable  to  bank   collateralized  by  vehicle  payable  in
         monthly installment  of $1,031  including  interest at 8.5% through
         February  1999.                                                                          24,000             -


Other
         Notes payable,  non-interest bearing and  uncollateralized,  payable in monthly installments of $1,000 through July 1, 2000, assumed
         in Hunter acquisition                                                                    42,000          54,000
                                                                                        --------------------------------------------
    Total Long-Term Debt                                                                      38,766,000       9,612,000
    Less Current Portion                                                                          22,000       2,014,000
                                                                                        --------------------------------------------
    Long-Term Debt                                                                      $     38,744,000      $7,598,000
                                                                                        ============================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:

                                           1997                $      22,000
                                           1998                       24,000
                                           1999                       14,000
                                           2000                        6,000
                                           2001                   38,700,000
                                                               --------------
                                                               $  38,766,000
                                                               ==============

     (1) The revolving promissory note to the banks is a borrowing under a $100,000,000 line of credit on which there existed a borrowing base of $55,000,000 at December 31, 1996. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values. The line of credit includes covenants, the most restrictive of which require maintenance of a current ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. The bank group must approve all dividends paid on common stock.

     (2) The promissory note to bank was a borrowing under a $20,000,000 line of credit on which there existed a borrowing base of approximately $8.7 million at December 31, 1995. The balance at December 31, 1995 included $1,125,000 due to the seller of certain oil and gas properties which was refinanced in February, 1996 under the line of credit. The final principal payments under the line of credit were due June 1, 2000. The amount that could be borrowed under the line of credit was based upon a designated percentage of oil and gas reserve values. The line of credit included covenants, the most restrictive of which require maintenance of a current ratio and tangible net worth, as specifically defined in the loan agreement.

NOTE 7--PRODUCTION PAYMENT LIABILITY

     As a result of the merger with Hunter in 1995, the Company assumed an obligation under a production payment conveyance. The conveyance provides for a royalty payment equal to 50% of the monthly net revenue proceeds received by the Company in certain oil and gas properties. The balance owed under the conveyance bears interest at 15% per annum and is non-recourse to the Company. The balance owed under this conveyance was $210,000 and $288,000 at December 31, 1996 and 1995, respectively.

     In November, 1996, the Company entered into a second production payment conveyance with the same party. The Company received a production payment amount of $750,000 and agreed to make royalty payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $726,000 at December 31, 1996. The production payment bears interest at the rate of 13.5% per annum and is non-recourse to the Company.

NOTE 8--INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of a liability or asset, net of a valuation allowance, for the deferred tax consequences of all temporary differences between the tax bases and the reported amounts of assets and liabilities, and for the future benefit of operating loss carryforwards. The following is a reconciliation of income tax expense reported in the statement of operations:


                                                     1996
Tax expense at statutory rates              $       279,000
State taxes                                          24,000
Other                                                 9,000
                                            -----------------------
     Total                                  $       312,000
                                            =======================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences and carryforwards are as follows:


                                                                                      December 31,
                                                                                1996           1995
Property and equipment, including intangible drilling costs           $      (6,381,000)   $(5,890,000)
Annualized gain on investment                                                   (32,000)          -
                                                                     -------------------------------------
Total deferred tax liability
                                                                             (6,413,000)    (5,890,000)
                                                                     -------------------------------------
Allowance for doubtful accounts                                                  49,000         50,000
Depletion carryforwards                                                         361,000        365,000
Operating loss carryforwards                                                  2,534,000      2,350,000
                                                                      ------------------------------------
Total deferred tax assets                                                     2,944,000      2,765,000

Valuation allowance                                                                -               -
                                                                      ------------------------------------
 Net Deferred Tax Liability                                             $    (3,469,000)   $(3,125,000)
                                                                          ==============    ===========







     The Company and its  subsidiaries  have net  operating  loss  carryforwards
(NOL) of approximately $6,900,000 that expire, if unused, in years through 2011, none in 1997. Approximately $1,700,000 of the NOL carries a limitation of approximately $200,000 per year. In addition, the Company has depletion carryforwards of approximately $1,000,000.

NOTE 9--STOCKHOLDERS' EQUITY

     Shares of preferred stock may be issued in such series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors. Of the 10,000,000 shares of $.001 par value preferred stock the Company is authorized to issue, 216,000 shares have been designated as Series A Preferred Stock, 925,000 shares have been designated as Series B Preferred Stock, 625,000 shares have been designated as Series C Preferred Stock and 1,000,000 shares have been designated as 1996 Series A Convertible Preferred Stock. Thus, 7,234,000 preferred shares have been authorized for issuance but have not been issued nor have the rights of these preferred shares been designated. No dividends can be paid on the common stock until the dividend requirements of the preferred shares have been satisfied.

     Holders of the Series A Preferred Stock are entitled to receive dividends only to the extent that funds are available from the West Dilley Prospect. Such dividends are limited to $7.50 per share, in the aggregate. Dividend payments to Series A preferred shareholders will be based on fifty percent (50%) of the net operating revenue received by the working interest owners of the West Dilley Prospect. Due to a decline in production from the well located on this prospect, the Company has shut this well in and is no longer producing the property. The Series A dividends are not cumulative except for unpaid amounts due from this calculation. No dividends have been paid on the Series A preferred stock. There is no aggregate annual dividend requirement for the Series A preferred stock.

     The Series B Preferred Stock was issued as a unit, comprised of 1,000 shares of Series B Preferred Stock and two production certificates. The Series B preferred stockholders are entitled to receive cumulative dividends of $0.35 annually per share, payable quarterly. The holders of the units are entitled to receive $10,000 per unit in dividends and in production payments. The

                  MAGNUM HUNTER RESOURCES, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     production payments were derived from 50% of the Company's net revenue from production of oil and gas.The Board of Directors declared dividends on the Series B preferred stock of $21,893 for the year ended December 31, 1995. Beginning June 15, 1994, the Company offered to exchange (the "Exchange Offer") 1,250 shares of common stock for each Series B production certificate. During 1994, 141.1 production certificates were exchanged for 176,375 shares of common stock and the Series B preferred shareholders agreed to convert their Series B preferred shares into common stock at December 31, 1995 if all dividends were paid through that date. All of the shares were converted to common stock during 1996.

     Separate and apart from the Exchange Offer, two of the Company's officers and directors (the "Officers") set aside 125,000 shares (the "Stock") of their own common stock of the Company for a single individual (the "Individual") who owned approximately 55% of the Series B Production certificates that were exchanged. The Stock was being held by an independent party to this transaction until fair market value of the Exchange Shares, when the Exchange Shares become eligible for sale pursuant to Rule 144 of the Securities Act of 1933, is determined. The Company issued 125,000 shares of its common stock to the Officers in exchange for their assignment to the Company of all of the Officers' rights, title and interest in the Stock. The Company has recorded the new shares issued at par value. The value of the exchange shares were determined in 1996, and the Company issued 5,000 shares of its common stock to the Individual. Subsequently to year-end, the 125,000 shares being held were returned to the Company and are being held as treasury stock.

     The Series C preferred stock was convertible at the option of the holder at any time into three shares of common stock and, after November 12, 1994, would automatically convert into common stock anytime the closing bid price of the common stock equals or exceeds $5.00 per share for twenty consecutive trading days. The Series C preferred stock was redeemable by the Company beginning November 12, 1995, at $10.50 per share plus accrued and unpaid dividends. If declared by the Board of Directors, dividends accrue at the annual rate of $1.10 per share, are cumulative from the date of first issuance and are paid quarterly in arrears. The Board of Directors declared dividends on the Series C preferred stock of $595,327 and $339,827 for the year ended December 31, 1995,and 1996, respectively. The aggregate annual dividend requirements for the 625,000 shares of Series C preferred stock outstanding at December 31, 1995 and 1996 amounts to $687,500 and none, respectively. As of December 31, 1996, all Series C preferred stock had been redeemed or converted to common stock.

     On December 6, 1996, the Company entered into an agreement to issue 1,000,000 shares of new Series A preferred stock, known as the 1996 Series A Convertible Preferred Stock, in a private placement. The shares have a stated and liquidation value of $10 per share and pay a fixed annual cumulative dividend of eight and three quarters percent (8.75%) payble quarterly in arrears beginning December 31, 1996. The shares are convertible into shares of common stock at a conversion price of $5.875 per share. Beginning in December 1998, the Company has an option to exchange the stock into convertible subordinated debentures of equivalent value. The purpose of the private placement was to fund the capital cost necessary to drill certain development projects and to fund the capital costs of several West Texas waterflood projects. Proceeds from the offering were initially used to reduce the Company's existing bank indebtedness. Certain capital expenditure requirements for developmental drilling and waterflood projects are required under the agreement whereby this stock was issued. In addition, under the terms of the preferred stock, the Company is required to raise an aggregate of $15 million of additional equity by March 31, 1998 or the Company is required to redeem on June 30 of each of the years 2006, 2007, and 2008, 333,333 shares of preferred stock. On December 23, 1996, the 1996 Series A Convertible Preferred Stock was issued, resulting in net proceeds to the Company after offering costs of $9,787,000. Dividends of $22,000 were declared in 1996 and paid subsequent to year end.

     The preferred shareholders are not entitled to vote except on those matters in which the consent of the holders of preferred stock is specifically required by Nevada law. If the Company were to liquidate prior to payment of the full dividend requirements on the preferred stock, the preferred stock would receive a liquidation preference from the liquidation proceeds. The Series A preferred shareholders would receive an amount equal to the lesser of the proceeds from the liquidation of the West Dilley Prospect or the remaining unpaid dividend. The 1996 Series A Convertible Preferred Stock would receive an amount of $10 per share. On liquidation, holders of all series of the preferred stock would be entitled to receive the par value, $.001 per share, in preference to the common stock shareholders.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Series C preferred stock was originally issued as a unit comprised of one share of Series C preferred stock and warrants to purchase three (3) shares of common stock. A total of 1,687,500 warrants were issued and are exercisable at $5.50 per share through November 12, 1998. The Company offered the holders of the warrants a discount period commencing November 15, 1994 and ending February 16, 1995 during which time the warrants could be exercised at $4.00. During this time, warrants were exercised for 833,324 shares of common stock. The exercise of these warrants resulted in cash proceeds of $3,333,298 to the Company. The warrants are redeemable by the Company at $0.02 per warrant upon 30 day notice at any time after November 12, 1995 or earlier if the closing bid price of the common stock equals or exceeds $6.75 for five consecutive trading days. At December 31, 1995, 854,176 of the warrants remained outstanding.

          The Company granted an unrelated company the right to acquire 100,000 shares of common stock under the terms of a consulting agreement. The rights became exercisable at the rate of 3,325 shares in November 1994, 8,335 shares per month from December 1994 through October 1995 and 4,990 shares in November 1995. The rights are exercisable at $4.125 per share. The rights expire in June 1997.

     In October 1995, in connection with an acquisition of oil and gas properties, the Company issued 25,000 warrants with an exercise price of $4.00 per share, and 25,000 warrants with an exercise price of $4.50 per share with each such warrant expiring in October 1997. In December 1995 the Company issued 37,500 warrants at an exercise price of $3.00 per share to an unaffiliated third party for services rendered. The warrant expires December 1997.

     During 1995, 20,750 representatives' warrants were exercised at $12.00 per warrant resulting in $249,000 of proceeds to the Company. Each warrant entitles the holder to receive one share of Series C preferred stock and three (3) common stock warrants exercisable at $4.00 per share through February 1995 and $5.50 thereafter. 9,300 shares of Series C preferred stock and 2,000 shares of Series B preferred stock have also been converted into 28,900 shares of common stock. The Company issued 5,000 shares of common stock, valued at $3.50 per share to its directors, which resulted in $17,500 of compensation expense in 1995. Also, 22,222 shares of common stock with a value of $3.80 per share were issued for services rendered in 1995.

     In January, 1996, 60,000 warrants were issued at an exercise price of $3.375 per share and expiring in January 1999. At December 31, 1996, 45,000 of these warrants had been earned. In connection with the receipt of a production payment, in October 1996 the Company issued 25,000 warrants with an exercise price of $5.18 expiring October 1999, 25,000 warrants with an exercise price of $5.65 expiring October 2000 and 25,000 warrants with an exercise price of $6.13 expiring October 2001. No warrants were exercised in 1996.

     At December 31, 1996, the Company had 1,176,676 total warrants issued, including the publicly traded warrants. Additionally, in 1996, 610,170 shares of the Company's common stock that had been held as collateral were returned and held in the treasury, 12,258 shares of common stock were issued upon exercise of employees stock options, 239,710 shares of common stock, valued at $939,000, were issued to acquire oil and gas properties, and 36,538 shares of common stock were issued as dividends on the Company's Series C Preferred Stock.

NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION

     During 1995, as more fully described in Note 3, the Company issued common stock and preferred stock valued at $12,495,005 in the acquisition of the assets from Hunter Resources, Inc. Oil and gas properties were acquired by issuing $1,379,204 of common stock and $22,220 of marketable securities; preferred stock was converted to common stock; and common stock was issued, creating a receivable from a shareholder of $250. In addition $17,500 of common stock was issued as compensation to directors and $84,444 of common stock was issued for services rendered in 1995.

         During 1996, the Company purchased oil and gas properties by issuing 239,710 shares of its common stock, valued at $938,444. The Company converted 658,934 shares of Series B and Series C preferred stock into 1,821,638 shares of common stock. 36,538 shares of common stock valued at $121,700 were issued in lieu of cash dividends on preferred stock. The Company received equity securities with a fair value of $150,000 as partial payment for the sale of property interests. Interest paid in 1996 was $2,344,308.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--ENVIRONMENTAL ISSUES

Being engaged in the oil and gas exploration and development business, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation would most likely fall upon the Company. In certain acquisitions, the Company has received contractual warranties that no such violations exist, while in other acquisitions the Company has waived its rights to pursue a claim for such violations from the selling party. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

NOTE 12-COMMITMENTS AND CONTINGENCIES

         The Company assumed in the Hunter acquisition lease agreements for the use of office space and office equipment. The office space lease extends through November 2001 with an option to renew the lease for a three year term. The various office equipment leases extend until 1999. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements:

Year Ended December 31:
1997..................................................$183,046
1998.................................................. 173,168
1999.................................................. 169,815
2000.................................................  173,711
2001.................................................  159,235
Thereafter...........................................        0
                                                      --------
 Total Minimum Payments Required......................$858,975
                                                      ========

         Rental expense was $129,169 and $61,191 for 1996 and 1995, respectively.

         At December 31, 1996, the Company is involved in litigation proceedings arising in the normal course of business. The Company has accrued $87,750 as of December 31, 1996 for potential expenses to be incurred in settlement of the litigation. In the opinion of management, any additional liabilities resulting from such litigation would not have a material effect on the Company's financial condition, cash flows or results of operations.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13-FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1996 and 1995 is adequate.

     Management estimates the market values of notes receivable and payable based on expected cash flows and believes those market values approximate carrying values at December 31, 1996 and 1995. The market values of equity investments are based upon quoted prices (see Note 1).

NOTE 14--COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

     Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At December 31, 1996, the Company had open contracts for oil price collars on 12,000 barrels of oil per month (with cap and floor prices of $22.20 and $18.00, respectively) through February 1997 and 15,000 barrels of oil per month (with cap and floor prices of $25.10 and $20.00, respectively) from March 1997 through August, 1997. At December 31, 1996, the Company had open contracts for gas prices swaps of 302,000 Mmbtu of gas per month at $2.16 per Mmbtu during January 1997, 100,000 Mmbtu of gas per month at $1.905 per Mmbtu from February 1997 through January 1998 and another 100,000 Mmbtu of gas per month at $1.77 per Mmbtu from February 1997 through January 1998. These contracts expire monthly as indicated above. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net losses relating to these derivatives for the years ended December 31, 1996 and 1995 were $272,000 and none, respectively.

NOTE 15--STOCK COMPENSATION PLAN

     The Company adopted in 1996 two stock compensation plans for its employees and directors, (i) the Magnum Hunter Resources Employee Stock Ownership Plan, (the "ESOP"), and (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan. In addition, the Company authorized the issuance of its Common Stock to participants in the Magnum Hunter Resources, Inc. 401(k) plan in an amount that matched employee contributions up to one hundred percent (100%). The cost of this matching contribution was $59,000 in 1996.

     ESOP
     -----

     The Company established an ESOP and a related trust as a long-term benefit for its employees. Under terms of the plan, eligible participants may elect to make elective deferred contributions of not less than 1% of more than 15% of their annual compensation, limited in combination with the 401(k) plan to the maximum allowable per year by the Internal Revenue Code. The plan also allows for the Company to make Discretionary Contributions to the ESOP, but it is not the intent of the Company to do so. It is also the Company's intent to invest all contributions in Employer Stock. In this regard, on October 11, 1996, the Plan purchased 22,556 shares of the Company's common stock for $3.75 per share from a third party. To fund this purchase, the Plan borrowed $84,585 from a bank. Participant contributions will be used to acquire shares at the price stated above by retiring the principal and interest of this debt. As of December 31, 1996, no Participant contributions had been made to the ESOP.

     1996 Incentive Stock Option Plan
     --------------------------------

     The Company established this plan effective April 1, 1996, and is governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. The Plan covers 1,200,000 shares of the Company's Common Stock. Eligibility is limited to employees and directors of the Company and its subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the plan is 10 years, and the term of the options is at the discretion of the Board, with a term of 5 years. All options are fully vested and exercisable when granted. The exercise price is fair market value at the date of grant, except for individuals who own 10% or more of the Company's stock.


     Prior to 1995, Hunter had granted certain of its employees and directors options to purchase its common shares. In connection with the merger, the Company has substituted the Hunter options with 264,558 options under the Plan, 239,022 of which have an exercise price of $.73425 per share and 25,536 of which have an exercise price of $1.65 per share. During 1996, 12,258 of these options were exercised. In addition, during 1996, the Board granted the remaining 935,442 options to employees and directors at an exercise price of $4.50 per share.

     The following is a summary of stock option activity under the Plan:

                                                             1996                          1995
                                                   ---------------------------   ------------------------------

                                                               Weighted Average                 Weighted Average
                                                  Shares       Exercise Price     Shares        Exercise Price
                                                ----------     ----------------  ---------     -----------------
Outstanding - Beginning of Year                   264,558        $   0.82         264,558       $   0.82
Granted                                           935,442            4.50            -               -
Exercised                                         (12,258)            .73            -               -
Cancelled                                            -                -              -               -
                                                ----------        --------        -------         -------
Outstanding - End of Year                       1,187,742        $   3.72         264,558       $   0.82
                                                ==========       =========        ========      =========


     The following is a summary of plan stock options outstanding at December 31, 1996:

               Exercise       Number of      Weighted Average         Number of
               Price          Options        Remaining Contractual    Exercisable
                              Outstanding    Life (Years)             Options
               ---------      -----------    ---------------------    -------------
               $   .73           226,764         1.0                     35,242
                  1.65            25,536         3.0                       -
                  4.50           935,442         4.3                    935,442
                                ---------                               ---------
                               1,187,742                                970,684
                              ===========                               =========


     The Company adopted the disclosures only portion of SFAS No. 123 as it continued to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation.

     On a pro forma basis, the effect of stock based compensation had the Company adopted Statement No. 123 is as follows:

                                                                  1996
                                                                  ----
     Net Income (Loss):                 As reported               103,000
                                        Pro Forma              (1,540,000)

     Primary Earnings per Share:        As Reported                 .01
                                        Pro Forma                  (.12)

     Fully Diluted Earnings per Share:  As Reported                 .01
                                        Pro Forma                  (.12)

     The weighted average grant date fair value of options granted was $2.56 and of warrants granted was $1.09 during 1996. Fair value of options and warrants was calculated by using the Black-Scholes options pricing model using the following weighted average assumptions for 1996 activity: risk free interest rate of 5.74%, expected life of 4.28 years, expected volatility of 60.8% and no divided yield.

NOTE  16--SUBSEQUENT
EVENTS

     In January, 1997, the Company purchased a fifty percent (50%) interest in the McLean Gas Plant, the gas processing facility connected to the Company's Panoma gas gathering system for $2.5 million.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under the terms of the purchase agreement, the Company will receive 100% of the net profits of the plant until it receives the $2.5 million purchase price, at which point its net profits interest will revert to fifty percent (50%), the Company's ownership position. The acquisition was funded through the Company's revolving credit agreement with certain banks.

     In February, 1997, the Company entered into a definitive agreement with Burlington Resources, Inc. to acquire for $143.5 million, effective January 1, 1997, the Permian Basin Properties consisting of 25 field areas in West Texas and 21 field areas in Southeast New Mexico containing 3,100 oil and gas completions. Management of the Company believes the Permian Basin Properties will provide significant opportunities for exploitation of both oil and natural gas reserves through a combination of enhanced recovery projects and new drilling prospects.

     In accordance with the definitive acquisition agreement, the Company made a performance deposit of $10 million against the $143.5 million purchase price, which will be further reduced by approximately $8 million to take into account production between January 1, 1997 and the closing date. The Company intends to fund the Permian Basin Acquisition with (i) monies borrowed under a new $150 million credit facility with certain banks, for which the Company has received a commitment letter, and (ii)approximately $50,000,000 in convertible subordinated discount notes which the Company plans to offer to institutional investors under Rule 144A. The new credit facility has a borrowing base of $145 million and will replace the Company's $100 million existing credit facility. The Company's obligation under the definitive acquisition agreement is not subject to a financing condition, and it is likely the Company would default under the acquisition agreement if the New Credit Facility or other adequate financing is not arranged on a timely basis. The closing of the Permian Basin Acquisition, which is expected to occur on or before April 30, 1997, is conditioned, in Burlington's case, upon the approval of its board of directors and, in the Company's case, upon the satisfactory results of its due diligence with respect to accounting, title and environmental matters.


NOTE 17--EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Gary C. Evans and Mr. Matthew C. Lutz have employment agreements with Magnum Hunter Resources, Inc. Mr. Evans' agreement terminates December 31, 1997 and continues thereafter on a year to year basis and provides for a base salary of $200,000 per annum. Mr. Lutz's agreement terminates September 30, 1997 and continues thereafter on a year to year basis and provides for a base salary of $100,000 per annum. Both agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not associate with a business that competes with the Company for a period of one year after cessation of employment. The Company also has key man life insurance on Mr. Evans in the amount of $1,000,000.

                  MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)

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

         Estimates of petroleum reserves have been made by independent engineers and Company employees. These estimates include reserves in which the Company holds an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

         Estimated quantities of proved oil and gas reserves of the Company were as follows:

                                                                                                         Natural Gas
                                                                                        Oil               (Thousand
                                                                                     (Barrels)           Cubic Feet)
                                                                                ----------------------------------------------------

December 31, 1996
     Proved reserves.........................................................            5,338,255           90,565,997
     Proved developed reserves...............................................            1,962,184           71,275,141

December 31, 1995
     Proved reserves.........................................................            3,767,739           14,071,916
     Proved developed reserves...............................................            1,681,841            8,796,748



         The changes in proved reserves for the year ended December 31, 1996 and
1995 were as follows:
                                                                                                         Natural Gas
                                                                                        Oil               (Thousand
                                                                                     (Barrels)           Cubic Feet)
                                                                                ----------------------------------------------------

Reserves at December 31, 1994................................................             1,260,520            4,914,207

Purchase of minerals-in-place................................................             3,122,382           10,973,298
Extensions and  discoveries..................................................                38,498              564,247
Production...................................................................               (29,972)            (102,056)
Revisions of estimates.......................................................              (623,689)          (2,277,780)
                                                                                ----------------------------------------------------
Reserves at December 31, 1995................................................             3,767,739           14,071,916
                                                                                ----------------------------------------------------
Purchase of minerals-in-place................................................             2,678,579           81,943,557
Sale of minerals-in-place....................................................              (214,381)          (1,318,164)
Extensions and discoveries...................................................                                    151,606
Production...................................................................              (191,203)          (2,674,793)
Revisions of estimates.......................................................              (702,479)          (1,608,125)
                                                                                ----------------------------------------------------
Reserves at December 31, 1996................................................             5,338,255           90,565,997
                                                                                ====================================================



                      MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)


         The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and impairment as of December 31, 1996 and 1995 were as follows:


                                                                                1996            1995
                                                                       ---------------------------------------
Unproved oil and gas properties.......................................   $   459,254           $  842,889
Proved properties.....................................................    70,574,890           36,256,428
                                                                       ---------------------------------------
Gross Capitalized Costs...............................................    71,034,144           37,099,317

Accumulated depreciation, depletion and impairment....................    (4,513,541)          (1,914,602)
                                                                       ----------------------------------------
Net Capitalized Costs.................................................
                                                                        $  66,520,603       $  35,184,715
                                                                        =======================================

     Costs incurred in oil and gas producing  activities,  both  capitalized and expensed, during the years ended December 31, 1996 and 1995 were as follows:
                                                                                1996                  1995
                                                                       ----------------------------------------
Property acquisition costs
     Proved properties................................................    $ 31,982,821       $     27,983,521
     Unproved properties..............................................              -                 142,545
     Exploration costs................................................       1,114,733                340,411
Development costs.....................................................         837,273                     -
                                                                       ----------------------------------------
Total Costs Incurred..................................................    $ 33,934,827       $     28,466,477
                                                                       ========================================

     Results of operations  from oil and gas producing  activities for the years ended December 31, 1996 and 1995 were as follows:
                                                                                1996                 1995
                                                                        ---------------------------------------

Oil and gas production revenue........................................    $ 10,247,688       $        616,596
Disposal services revenue.............................................          20,487                 31,978
Production costs......................................................      (4,389,465)              (267,647)
Depreciation and depletion ...........................................      (2,598,939)              (421,101)
                                                                       ----------------------------------------
Results of Operations for Producing Activities........................    $  3,279,771       $        (40,174)
                                                                       ========================================

                      MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)


     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1996 and 1995 were as follows:

                                                                                1996                   1995
                                                                        --------------------------------------------
Future cash inflows ..................................................   $     492,157,062       $      95,068,694
Future development and production costs................................       (138,614,804)            (37,746,877)
                                                                         -------------------------------------------
Future net cash flows, before income tax...............................        353,542,258              57,321,817
Future income taxes....................................................       (102,341,098)            (11,381,779)
                                                                         -------------------------------------------
Future Net Cash Flows..................................................        251,201,160              45,940,038
10% annual discount....................................................       (134,116,299)            (16,120,359)
                                                                         -------------------------------------------
Standardized Measure of Discounted Future Net Cash Flows...............  $     117,084,861       $      29,819,679
                                                                          ==========================================

     The primary  changes in the  standardized  measure of discounted  estimated future net cash flows for the years  ended  December  31,  1996 and 1995 were as follows:
                                                                                      1996                   1995
                                                                        --------------------------------------------
Purchases of minerals-in-place......................................... $      129,544,769       $      30,507,745
Sales of minerals in place.............................................         (2,195,780)                   -
Extensions, discoveries and improved recovery, less related costs......            302,785                  582,001
Sales of oil and gas produced, net of production costs.................         (5,858,223)                (350,083)
Revision of prior estimates:
   Net change in price and costs.......................................         14,993,539                4,864,688
     Change in quantity estimates......................................        (10,107,737)              (7,637,000)
Accretion of discount..................................................          2,981,968                  623,512
Net change in income taxes.............................................        (42,396,139)              (5,006,300)
                                                                        --------------------------------------------
Net Change............................................................. $       87,265,182       $       23,584,563
                                                                        ============================================

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

                                    EXHIBIT 1

                           SUBSIDIARIES OF REGISTRANT

     Cushing Disposal, Inc.

     Gruy Petroleum Management Company

     Hunter Butcher International Limited Liability Company, a Wyoming limited liability company

     Hunter Gas Gathering, Inc.

     Inesco Corporation

     Magnum Hunter  Production,  Inc.

     Midland Hunter Petroleum Limited Liability Company, a Wyoming limited liability company

     SPL Gas Marketing, Inc.

                                    EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS



                                                                       Year Ended December 31,
                                                                    1996            1995
                                                           (In thousands, except share and per share amounts)
                                                         -------------------------------------------
Net income (loss)                                        $       103             $        (1,585)
                                                         ===========================================
Calculation of primary earnings (loss) per share:
Weighted average shares outstanding                          12,485,893                5,606,669
Common stock equivalents (options & warrants)                      *                        *
                                                         -------------------------------------------

Total weighted average shares outstanding                    12,485,893                5,606,669
                                                         ===========================================

Net income (loss) per share                               $       .01           $           (.28)
                                                         ===========================================

Calculation of fully diluted earnings (loss) per share:

Weighted average shares outstanding                         12,485,893                5,606,609
Common stock equivalents (options & warrants)                      *                       *
                                                          ------------------------------------------
Total weighted average shares outstanding                   12,485,893                5,606,609
                                                         ===========================================
Net income (loss) per share                               $       .01           $           (.28)
                                                         ===========================================


         * Excluded as such amounts are anti-dilutive.

     Item 8.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    The accounting firm of Hein + Associates, L.L.P. ("Hein") represented the Company as its independent accountants during fiscal year 1995 and was dismissed by the Company's Board of Directors on January 20, 1997. During the Company's fiscal year ended December 31, 1995 and subsequent interim period, there were no disagreements between the Company and Hein on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, who would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Hein's reports on the financial statements of the Company for the fiscal year ended December 31,1995 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors appointed Deloitte & Touche LLP as the Company's independent accountants for fiscal year 1996 on January 20,1997.

                                    PART III


     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders of the Company and qualifies.

 Name                                                               Age      Title


Gary C. Evans.....................................................  39       Director, President, Chief
                                                                                  Executive Officer and Chief
                                                                                  Financial Officer
Matthew C. Lutz...................................................  63       Chairman of the Board and
                                                                                 Executive  Vice
                                                                                  President of Exploration
                                                                                  and Business Development
David S. Krueger..................................................  47       Vice President and Chief
                                                                                  Accounting Officer
Gerald W. Bolfing.................................................  66       Director
Oscar C. Lindemann................................................  74       Director
Lloyd T. Rochford.................................................  50       Director
James E. Upfield..................................................  75       Director

   Gary C. Evans has served as President, Chief Executive Officer and a director of the Company since December 31, 1995 and Chairman and Chief Executive Officer of all of the Hunter Subsidiaries since their formation or acquisition. He has served as Chief Financial Officer since January 1997. He acted as Chairman, President and Chief Executive Officer of Hunter from September 1992 until October 1996. Previously, he was President and Chief Operating Officer of Hunter from December 1990 to September 1992. From 1985 to 1990, Mr. Evans served as President and CEO of Sunbelt Energy, Inc. and its subsidiaries prior to their merger with Hunter Resources, Inc. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. As an oil and gas lending officer of a $4.5 billion Canadian bank, he initiated and managed an energy loan portfolio in excess of $125 million. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BankTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Karts International Incorporated an OTC traded company, and Digital Communications Technology Corporation, an American Stock Exchange listed company.

     Matthew C. Lutz was appointed Chairman of the Board on March 31, 1997 and has served as Vice Chairman and Business Development Manager of the Company since December 31, 1995. Mr. Lutz held similar positions with Hunter from September 1993 until October 1996. From 1984 through 1992, Mr. Lutz was Senior Vice President of Exploration and on the Board of Directors of Enserch Exploration, Inc. with responsibility for such company's worldwide oil and gas exploration and development program. Prior to joining Enserch, Mr. Lutz spent 28 years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including
exploration,   production,  lease  acquisition,   administration  and  financial
planning.

   David S. Krueger has served as Chief Accounting Officer of the Company since January 1997. Mr. Krueger acted as Vice President--Finance of Cimarron Gas Holding Co., a natural gas processing and natural gas liquids marketing company in Tulsa, Oklahoma, from April 1992 until January 1997. He served as Vice
President/Controller of American Central Gas Companies, Inc., a natural gas gathering, processing and marketing company from May 1988 until April 1992. Prior to that time, Mr. Krueger served in various managerial capacities for Southland Energy Corporation. Mr. Krueger, a certified public accountant, graduated from the University of Arkansas with a B.S./B.A. degree in Business Administration and earned his M.B.A. from the University of Tulsa. After obtaining his undergraduate degree, Mr. Krueger was employed by Arthur Anderson & Company for three years.

     Gerald W. Bolfing has been a director of the Company since December 31, 1995. Mr. Bolfing was appointed a director of Hunter in August 1993. He is an investor in the oil and gas business and a past officer of one of Hunter's former subsidiaries. From 1962 to 1980, Mr. Bolfing was a partner in Bolfing Food Stores of Waco, Texas. During this time, he also joined American Service Company in Atlanta, Georgia from 1964 to 1965, and was active with Cable
Advertising Systems, Inc. of Kerrville, Texas from 1978 to 1981. He joined a Hunter subsidiary's well servicing business in 1981 where he remained active until its divestiture in 1992. Mr. Bolfing is on the board of directors of Capital Marketing Corporation of Hurst, Texas.

     Oscar C. Lindemann has served as a director of the Company since December 31, 1995. Mr. Lindemann was previously a director of Hunter, having been appointed in November 1995. Mr. Lindemann has over 40 years experience in the financial industry. Mr. Lindemann began his banking career with the Texas Bank and Trust in Dallas, Texas in 1951. He served the bank until 1977 in many capacities, including Chief Executive Officer and Chairman of the Board. Since leaving Texas Bank and Trust, he has served as Vice Chairman of both the United National Bank and the National Bank of Commerce, also in Dallas. Mr. Lindemann has also served as a consultant to the banking industry. He retired from commercial banking in 1987. Mr. Lindemann is a former President of the Texas Bankers Association, and a former state representative to the American Bankers Association. He was a Founding Director and Board Member of VISA, and a member of the Reserve City Bankers Association. He has served as an instructor at both the Southwestern Graduate

School of Banking at S.M.U. and the School of Banking of the South at L.S.U. He has also served as a faculty member for four years in the College of Business at the University of Texas in Austin teaching various banking subjects.

   Lloyd T. Rochford has served as a director since February 10,1989. He served as Chairman of the Board from December 31, 1995 to March 31, 1997. He previously served as President and a director of the Company from February 10, 1989 through December 31, 1995. During a portion of this time and prior thereto, Mr. Rochford managed his own private investments and operated a private company engaged in the finding, producing and developing of oil and gas properties

     James E. Upfield has served as a director of the Company since December 31, 1995. Mr. Upfield was appointed a director of Hunter in August 1992. Mr. Upfield is Chairman of Temtex Industries, Inc. based in Dallas, Texas, a public company traded on NASDAQ that produces consumer hard goods and building materials. In 1969, Mr. Upfield served on a select Presidential Committee serving postal operations of the United States of America. He later accepted the responsibility for the Dallas region, which encompassed Texas and Louisiana. From 1959 to 1967, Mr. Upfield was President of Baifield Industries and its predecessor, a company he founded in 1949 which merged with Baifield in 1963. Baifield was engaged in prime government contracts for military systems and sub-systems in the production of high strength- light weight metal products. In 1967, Baifield Industries, Inc. was acquired by Automatic Sprinkler Corporation of America, where Mr. Upfield remained until resigning in 1968 to pursue other business opportunities.

   Significant Officers of Subsidiaries.

   Richard R. Frazier, age 50, has been President of Magnum Hunter Production, Inc. and Chief Operating Officer of Magnum Hunter Production, Inc. and Gruy Petroleum Management Company since January 1994. From 1977 to 1993, Mr. Frazier was with Edisto Resources Corporation in Dallas, serving as Executive Vice President Exploration and Production from 1983 to 1993, where he had overall responsibility for its property acquisition, exploration, drilling, production, gas marketing and engineering functions. He has been responsible for hiring staff and coordinating efforts to evaluate, purchase and operate over $400 million in oil and gas properties, consisting of 2,200 wells in 19 states. From 1972 to 1976, Mr. Frazier served as District Production Superintendent and Petroleum Engineer with HNG Oil Company (Now Enron Oil & Gas) in Midland, Texas. Mr. Frazier's initial employment, from 1968 to 1971, was with Amerada Hess Corporation as a petroleum engineer involved in numerous projects in Oklahoma and Texas. Mr. Frazier graduated in 1970 from University of Tulsa with a Bachelor of Science Degree in Petroleum Engineering. He is a registered
Professional Engineer in Texas and a member of Society of Petroleum Engineers and many other professional organizations.

     R. Renn Rothrock, Jr., age 54, has been Executive Vice President of Hunter and President of Gruy since January 1994 after serving as Executive Vice President and Chief Operating Officer from May 1988. Mr. Rothrock was Executive Vice President and General Manager of Gruy Engineering Corporation from 1986 until May 1988. Over his 28-year career, Mr. Rothrock has also served as a reservoir engineer and operations research engineer at Skelly Oil Company and as an area engineer at Amerada Petroleum Corporation; the Engineering Editor of Petroleum Engineer International Magazine; Vice President and Energy Manager of the First National Bank of Mobile, Alabama; Executive Vice President of Energy Assets International Corporation, a public company that financed oil and gas
ventures;   and  the  producer  and  operator  of  his  own  gas  gathering  and transportation system. Mr. Rothrock earned a B.S. degree in Petroleum Engineering and an M.S. degree in Engineering from the University of Oklahoma. He is a member of the Society of Professional Engineers, the National Society of Professional Engineers, the National Academy of Forensic Engineers and the Texas Society of Professional Engineers. Mr. Rothrock is a registered Professional Engineer in Texas and Oklahoma.

     R. Douglas Cronk, age 50, has been Vice President of Operations for Magnum Hunter Production, Inc. since May 1996, at which time the Company acquired from Mr. Cronk 100% of the capital stock of Rampart Petroleum, Inc., based in Abilene, Texas. Rampart has been an active operating and exploration company in the North Central and West Texas region since 1983. Upon acquisition of Rampart, the Company assumed Rampart's operations of over 50 producing oil and gas wells in West Texas. Prior to the formation of Rampart, Mr. Cronk was an independent oil and gas consultant in Houston, Texas for approximately two years. From 1974 to 1981, Mr. Cronk held various positions with subsidiaries of Deutsch Corporation of Tulsa, Oklahoma, including Southland Drilling and Production where he became Vice President of Drilling and Production. Mr. Cronk is a Chemical Engineer graduate from the University of Tulsa.

   Russell A. Tally, age 64, has been Executive Vice President and Drilling Manager of Gruy Petroleum Management Company since January 1991. From 1959 to 1970, Mr. Talley worked for Diamond Shamrock Oil & Gas Company in Amarillo, Texas, where he had substantial responsibilities in drilling, production and workover programs. He supervised operations for more than 300 properties, and drilled and completed wells in the predominant oil and gas basins of the Mid-Continent region and portions of Canada. From 1970 to 1985, Mr. Talley worked for Samedan Oil Corporation in Houston, Texas, where he became the Manager of Offshore Drilling and Production. He managed all domestic and Canadian drilling operations and supervised international operations in Ecuador, the North Sea and Canada. From 1985 to 1987, Mr. Talley was Vice President of Operations for Seagull Energy E & P, Inc. in Houston, where he was responsible for all onshore and offshore drilling operations. In 1988 he established Texstar Energy Operators, Inc., which was acquired by Gruy in 1991.

Item 10.          Executive Compensation.

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

                                                                                   Long Term Compensation
                                    Annual Compensation                             Awards           Payouts
(a)                   (b)           (c)          (d)        (e)              (f)            (g)      (h)           (i)
Name,                 Year          Salary       Bonus      Other                           Number
Principal                                                   Annual           Restricted     Options  LTP           All Other
Position                                                    Compensation     Stock          SARs     Payouts       Compensation

Gary C. Evans         1996          $150,000     $100,000   -                -              -        -             -
President and CEO

Richard R. Frazier    1996          $ 98,350     $  9,000   -                -              -        -             -
President of Magnum
Hunter Production, Inc.

L.T. Rochford         1995          $ 96,000     -0-        $15,693          -              -        -             -
CEO


     From April 1992 through the first half of 1995, the Company provided Mr. Rochford with a vehicle and has paid the insurance thereon. Such payments amounted to approximately $17,389, $18,421 and $8,870 for the fiscal years ended December 31, 1993, 1994 and 1995, respectively. Pursuant to a Letter Agreement dated July 21, 1995, Mr. Rochford continued to receive a salary of $8,000 per month until December 31, 1996. Additionally Mr. Rochford was provided with the same benefits as other employees including health insurance coverage, the premiums of which totaled $6,823 for the fiscal year ended December 31, 1995.


                                         Option/SAR Grants in Last Fiscal Year
                                                  (Individual Grants)

                                              Number of        Percent of total
                                              Securities       options/SARs        Exercise of        Expiration
                  Name                        Underlying       granted to          base price         date
                                              Options/SARs     employees in        ($/Sh)
                                              granted (#)      fiscal year

                   (a)                            (b)                 (c)                 (d)               (e)
Gary C. Evans                                 100,000                  10%               $4.50          12/5/2001
Richard R. Frazier                             75,000                   8%               $4.50          12/5/2001

Compensation of Directors

         The Company has six individuals who serve as directors, four of which are independent. Two of these directors receive compensation with respect to their services and in their capacities as executive officers of the Company and no additional compensation has historically been paid for their services to the Company as directors. The other four directors of the Company are not employees of the Company and receive no compensation for their services as directors other than as stated below. Two former directors received 5,000 shares of common stock, valued at $3.50 per share, as compensation for their services in 1995. For 1996, directors received $500 per meeting as compensation for their services. Other than the compensation stated herein, the Company has not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Mr. Gary C. Evans and Mr. Matthew C. Lutz have employment agreements with Magnum. Mr. Evans' agreement terminates December 31, 1997 and continues thereafter on a year to year basis and provides for a salary of $200,000 per annum. Mr. Lutz's agreement terminates September 30, 1997 and continues thereafter on a year to year basis and provides for a salary of $100,000 per annum. Both agreements provide that the same benefits supplied to other Magnum employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not associate with a business that competes with Magnum for a period of one year after cessation of employment. Magnum also has key man life insurance on Mr. Evans in the amount of $1,000,000.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

         The following table sets forth certain information as of March 24, 1997, regarding the share ownership of the Company by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director, (iii) the Company's Chief Executive Officer and the two other most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group. None of the directors or executive officers named below owned, as of March 24, 1997, any shares of the Company's Series A Preferred Stock or its 1996 Series A Convertible Preferred Stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039.





                                                                                     Common Stock
                                                                                  Beneficially Owned

                                                                           Number of                    Percent
                             Name                                           Shares                   of Class (4)
Directors and Executive Officers
   Gary C. Evans...............................................             1,653,060 (1)               12.06
   Matthew C. Lutz..............................................              145,460                    1.06
   Gerald W. Bolfing...........................................               323,144                    2.36
   Oscar C. Lindemann..........................................                 1,185                      *
   James E. Upfield............................................                29,268                      *
   Lloyd T. Rochford...........................................               541,939 (2)                 4.0
   Richard R. Frazier..........................................               47, 745                      *
   All directors and executive officers as a group (8 persons)              2,741,801                   19.78

Beneficial owners of 5 percent or more (excluding persons named above)
   TCW Group, Inc.
   865 South Figueroa Street
   Los Angeles, CA  90017......................................

                                                                            1,702,127 (3)               11.05
------------------
*Less than 1%


     (1) Includes 17,024 shares held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.

     (2) Includes 150,000 shares subject to currently exercisable options pursuant to a stock option agreement between Mr. Rochford and the Company.

     (3) Consists of shares attributable to shares of Common Stock issuable upon conversion of 1,000,000 shares of the Company's 1996 Series A Convertible Preferred Stock.

     (4) Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d-3(d)(1) under the Exchange Act.



Item 12.          Certain Relationships and Related Transactions.

     During 1996, as part of the Company's overall compensation package, the Company's officers and directors were granted the right to participate in certain development and exploration projects of the Company on a promoted basis. As of December 31, 1996, eleven (11) of the Company's officers and directors as a group spent an aggregate of $137,340 participating in 6 wells. The Company discontinued this program as of January 1, 1997.




Item 13.          Exhibits and Reports on Form 8-K.
                                                                                        Page
         (a) Exhibits                                                                   Numbering
                                                                                        Sequential
                  3.1 & 4.1                 Articles of Incorporation                            *
                  3.2 & 4.2                 Articles of Amendment                                **
                  3.3 & 4.3                 Articles of Amendment                                ***
                  3.4 & 4.4                 By-Laws, as Amended                                  ***
                  3.5 & 4.5                 Certificate of Designation, of
                                            1996 Series A Preferred Stock                        *******
                  10.1                      Agreement and Plan of Reorganization and             *****
                                            Plan of Liquidation
                  10.2                      Amendment to Agreement and Plan of                   ****
                                            Reorganization and Plan of Liquidation
                  10.3                      Employment Agreement for Gary C. Evans                ****
                  10.4                      Employment Agreement for Matthew C. Lutz              ****
                  10.5                      Credit Agreement dated June 28, 1996
                                            among Wells Fargo Bank (Texas), N.A. et al
                                            and the Company                                      ****
                  10.6                      Purchase and Sale Agreement, dated May 17, 1996
                                            between Meridian Oil, Inc. and
                                            ConMag Energy Corporation                            ******
                  10.7                      Stock Purchase Agreement among Magnum
                                            Petroleum, Inc. and Trust Company of the
                                            West and TCW Asset Management Company,
                                            in the capacities described herein, TCW Debt
                                            and Royalty Fund IVB and TCW Debt and
                                            Royalty Fund IVC, dated as of December 6, 1996       *******
                  16.                       Letter on change in certifying accountant            ********
                  21.                       Subsidiaries of the Registrant                       ****

                  27.                       Financial Data Schedule

*                 Incorporated by reference to Registration Statement on Form S-18, File No. 33-30298-D.
                  Incorporated by reference to Form 10-K for the year ended December 31, 1990.
***               Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190.
****              Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290.
*****             Incorporated by reference to Form 8-K/A dated July 21, 1995, filed on October 3, 1995.
******            Incorporated by reference to Form 8-K dated June 28, 1996, filed July 12, 1996
*******           Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997
********          Incorporated by reference to Form 8-K/A dated January 20, 1997, filed February 5, 1997

                  (B) Reports on Form 8-K
                  None
                                       38

                                                      SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM PETROLEUM, INC.



By:    /s/ Gary C. Evans                     April 1, 1997
     Gary C.  Evans, President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                 Title                                  Date


/s/ Gary C.  Evans       Director, President                    April 1, 1997
Gary C. Evans            Chief Executive Officer and
                         Chief Financial Officer

/s/ Matthew C.  Lutz     Chairman of the Board and              April 1, 1997
Matthew C. Lutz          Executive Vice President of
                         Exploration and Business
                         Development

/s/ David S. Krueger     Vice President and                     April 1, 1997
David S. Krueger         Chief Accounting Officer


/s/ Gerald W.  Bolfing   Director                               April 1, 1997
Gerald W. Bolfing


/s/ Oscar C.  Lindemann  Director                               April 1, 1997
Oscar C. Lindemann


 /s/ Lloyd T.  Rochford  Director                               April 1, 1997
Lloyd T. Rochford


/s/ James E.  Upfield    Director                               April 1, 1997
James E. Upfield