Form 10QSB
period 1997-03-31
MAGNUM HUNTER RESOURCES INC
filed 1997-05-08
CIK 854271

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  Form 10-QSB

(Check one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997

[   ] Transition Report Under Section 13 or 15(d) of the Exchange Act
      or the transition period from .......... to ..........

                     Commission File Number..........1-12508


                          MAGNUM HUNTER RESOURCES, INC.
         Exact name of small business issuer as specified in its charter

     Nevada                                                  87-0462881
State or other jurisdiction of                  IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039
                     Address of principal executive offices

                                 (972) 401-0752
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes    X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1997: 13,596,883

Transitional Small Business Disclosure Format (Check one)Yes          No     X



     Page 1 of 11 pages contained in the sequential numbering system.

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

The consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter" or the "Company") required by Item 310(b) of Regulation S-B follow Item 2. Management's Discussion and Analysis or Plan of Operation.


Item 2.  Management's  Discussion  and  Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with Magnum Hunter's consolidated financial statements and the notes associated with them contained in its Form 10-KSB for the year ended December 31, 1996. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum Hunter.

In June 1996, the Company acquired the Panoma Properties, which include interests in 520 gas wells in the Texas Panhandle and Western Oklahoma and an adjoining 427-mile gas gathering system, from Burlington Resources Inc. for $34.7 million. The Company assumed operations of nearly all the wells and of the gathering system and began planning for increased density development drilling in the Panoma area.

In January 1997, the Company purchased a 50% interest in a natural gas liquids processing plant, the McLean Gas Plant, which is connected to the Panoma gas gathering system, for $2.5 million. The related operating agreement allows the Company to recoup its investment out of 100% of the net profits of the plant before reverting to a 50% interest after payout. Management believes that the acquisition of the McLean Gas Plant allows the Company to capture a portion of the processing profits on the gas produced at the Panoma Properties that would otherwise go to third party processors.

In February 1997, the Company entered into an agreement with Burlington Resources Inc. to purchase certain oil and gas properties located in the Permian Basin (hereinafter referred to as the "Permian Basin Properties"), consisting of 1,852 producing oil and natural gas wells and associated acreage located in 25 field areas of West Texas and in 22 field areas of Southeast New Mexico. On April 30, 1997, the Company closed on the purchase for a net price of approximately $133 million, including, but not limited to, certain adjustments for a January 1, 1997 effective date.

On April 29, 1997, the Company received and accepted two new loan commitments from Bankers Trust Company, as Agent, and Banque Paribas and First Union National Bank of North Carolina for senior credit facilities for the Company and several of its subsidiaries. The two new senior credit facilities were structured as a $130 million revolving line of credit with a term of five years and a $60 million one year senior subordinated credit facility convertible into a five year term loan. The new credit facilities were conditioned, among other things, upon the closing of the Permian Basin Properties from Burlington, which took place April 30, 1997. The revolving line of credit gives the Company the flexibility of choosing a range of either "LIBOR" or "Prime" based interest rate options. This new credit facility replaced the previously existing $100 million revolving credit facility.

Results of Operations for the Three Month Periods in 1997 and 1996

As discussed above, the Company acquired the Panoma Properties in June, 1996 and the McLean Gas Plant in January, 1997. As such, the three month period ended March 31, 1997 included the results of operations from these acquisitions, while the comparable period ended March 31, 1996 did not. The increases in the 1997 interim period over the 1996 period are, unless otherwise stated, the result of the acquisition of the Panoma properties and the McLean Gas Plant.

The Company reported net income of $250,000 for the three months ended March 31, 1997 as compared to a net loss of $93,000 in the comparable 1996 period, a $343,000 improvement. Net income applicable to common shares was $31,000 in the 1997 period, after dividends on preferred stock of $219,000, compared to a loss applicable to common shares of $265,000 in the 1996 period, after dividends on preferred stock of $172,000. The dividends on preferred stock were $47,000 higher in the 1997 period due to the issuance of the $10 million 1996 Series A convertible preferred stock in December, 1996. The Company had income per common share of a fraction of a cent in the 1997 period compared to a $.02 per share loss in the 1996 period, which resulted in a $.02 per share improvement.

Oil and natural gas sales were $3,263,000 in the 1997 period, an increase of $1,883,000, or 136%, over the 1996 period. The Company sold 46,017 barrels of oil and 972,380 Mcf of gas in the 1997 period, an increase of 1,634 barrels of oil and 716,632 Mcf of gas over the 1996 period. The price received for oil was $20.74 per barrel and for gas it was $2.37 per Mcf in 1997, an increase of $2.18 per barrel of oil and $.19 per Mcf of natural gas. The increase in natural gas volumes sold was principally a result of the Panoma acquisition.

Oil and natural gas production costs increased to $1,597,000 in the 1997 period, a $1,032,000, or 183%, increase over the 1996 period. The increase in costs were primarily attributable to the Panoma acquisition. The operating margin from oil and natural gas production was $1,666,000 in the 1997 period, an increase of $851,000 over the 1996 period. The increase in operating margin is primarily attributable to increased volumes of gas sold as a result of the Panoma acquisition, and, to a lesser extent, higher prices received from the sale of oil and gas.

     Gas gathering, marketing and processing revenues were $3,892,000 in the 1997 period, an increase of $3,151,000, or 425%, over the 1996 period, principally as a result of the acquisition of the Panoma gas gathering system and the McLean Gas Plant. Costs from these activities were $2,960,000 in the 1997 period, an increase of $2,316,000, or 360%, over the 1996 period, again a result of the acquisitions mentioned above. The operating margin from these activities was $932,000 in the 1997 period versus $97,000 in the 1996 period, an increase of $835,000, or 861%. As a result of the acquisition of the Panoma System, total gathering systems throughput increased to 24,745 Mcf per day in the 1997 period versus 4,402 Mcf per day in the 1996 period. Due to the McLean Plant acquisition, natural gas processing throughput was 15,303 Mcf per day in the 1997 period versus none reported in the 1996 period. The operating margin from gathering operations was $607,000 in the 1997 period, an increase from $117,000 in the 1996 period, partly as a result of a $408,000 gain from gas marketing on the Panoma system in March, 1997. The operating margin from natural gas processing was $325,000 in the 1997 period versus none reported in the 1996 period.

Revenues from oil field services and international sales was $3,471,000 in the 1997 period, a $3,338,000 increase over the 1996 period, principally due to an increase in sales by Hunter Butcher International, L.L.C. Cost of oil field services and international sales increased $3,171,000 to $3,338,000 in the 1997 period, also principally due to Hunter Butcher. The operating margin from these activities was $133,000 in the 1997 period versus a loss of $34,000 in the 1996 period. The margin from Hunter Butcher operations was $60,000 in the 1997 period versus $32,000 in the 1996 period. Oil field services produced an operating margin of $73,000 in the 1997 period versus a loss of $66,000 in the 1996 period.

Depreciation and depletion expense increased to $1,081,000 in the 1997 period, a $575,000, or 114%, increase over the 1996 period, due to the acquisitions. General and administrative expenses was essentially unchanged from the previous year.

Operating profit increased to $1,428,000 in the 1997 period from $147,000 in the 1996 period, a $1,281,000, or 871%, increase. Interest expense increased to $1,068,000 in the 1997 period, a $814,000 increase, due to increased borrowing under the Company's revolving credit line to fund acquisitions. The Company provided for deferred income tax of $164,000 in the 1997 period versus none reported in the 1996 period.

Liquidity and Capital Resources

At March 31, 1997, the Company had $3.1 million in cash and cash equivalents and $1.6 million in net working capital. Total long-term debt under its revolving credit agreement at March 31, 1997 was $52.7 million, leaving approximately $5.3 million available to draw under the line after the banks increased the borrowing base from $55 million to $58 million. Of the $14 million drawn under the revolving line of credit during the quarter ended March 31, 1997, (i) $2.5 million was used to acquire the McLean Gas Plant, (ii) $10 million was used as a deposit on the acquisition of the Permian Basin Properties from Burlington Resources Inc. and (iii) $1.5 million was used for development expenditures.

On April 30, the Company closed on the acquisition of the Permian Basin Properties for a net purchase price of approximately $133 million. At the same time, the Company's existing $100 million revolving credit facility was replaced by two new credit facilities in the total amount of $190 million. The initial advances under these new facilities totaled $179.5 million, including funds to complete the Permian Basin Property acquisition, to pay principal and accrued interest remaining on the $100 million revolving credit facility, and to provide cash for working capital purposes. The Company has available $10.5 million for future working capital requirements.

For fiscal 1997, the Company is currently projecting that it will spend approximately $20 million on development and exploration activities, of which $3 million is budgeted on exploration projects. In addition, with respect to the recently closed Permian Basin Properties acquisition, the Company projects to spend approximately $40 million in a development program to enhance an existing waterflood project in the Westbrook Field located in Mitchell County, Texas. This capital expenditure is budgeted over a four year period beginning in 1997. A combination of internally generated funds and debt financing under the revolving credit facilities will be sufficient to fund these development and exploration expenditures.

Inflation and Changing Prices

The results of operations and cash flow of Magnum Hunter has been and will continue to be effected to a certain extent by the volatility in oil and gas prices. Should Magnum Hunter experience a significant increase in oil and natural gas prices over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs and operating expenses.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                                                    March 31,
                                                                      1997
                                                                    ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $  3,109
     Securities available for sale                                      226
     Accounts receivable
       Trade, net of allowance of $134                                5,481
       Due from affiliates                                               88
     Notes receivable from affiliate                                    348
     Current portion of long-term note receivable                       109
     Prepaid and other                                                   68
                                                                   -------------
                            TOTAL CURRENT ASSETS                      9,429
                                                                   -------------

PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
       Proved                                                           459
       Unproved                                                      73,319
     Pipelines                                                        9,617
     Other property                                                     427
                                                                   -------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                        83,822
                                                                   -------------
     Accumulated depreciation, depletion and impairment              (5,950)
                                                                   -------------
          NET PROPERTY, PLANT AND EQUIPMENT                          77,872
                                                                   -------------
OTHER ASSETS
     Deposits and other assets                                       10,864
     Long-term notes receivable, net of imputed interest              1,688
                                                                   -------------
                                  TOTAL ASSETS                     $ 99,853
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade payables and accrued liabilities                        $  3,731
     Dividends payable                                                  219
     Suspended revenue payable                                        1,139
     Current maturities of long-term debt                                22
     Notes payable                                                    2,699
                                                                   -------------
          TOTAL CURRENT LIABILITIES                                   7,810
                                                                   -------------
LONG-TERM LIABILITIES
     Long-term debt, less current maturities                         52,739
     Production payment liability                                       910
     Deferred income taxes                                            3,620
     Minority interest                                                   38

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock-$.001 par value; 10,000,000 shares authorized,
       216,000 designated as Series A; 80,000 shares issued and
       outstanding,liquidation  amount  $0                               -
       1,000,000 shares designated as 1996 Series A Convertible;
       1,000,000 issued and outstanding,
       liquidation amount $10,000,000                                     1
     Common stock - $.002 par value; 50,000,000 shares authorized,
       14,252,822 shares issued and 13,596,883 shares outstanding        29
     Additional paid-in capital                                      39,771
     Accumulated deficit                                             (5,111)
     Unrealized gain (loss) on investments                               47
                                                                   -------------
                                                                     37,737
    Treasury stock (655,939 shares of common stock)                     (1)
                                                                   -------------
            TOTAL STOCKHOLDERS' EQUITY                               37,736
                                                                   -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 99,853
                                                                   =============

The accompanying notes are an integral part of these consolidated financial statements.
                                        5

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                              Three Months Ended
                                                                      ----------------------------------

                                                                         March 31,          March 31,
                                                                            1997              1996
                                                                      ----------------------------------
Operating Revenues:
     Oil and gas sales                                                $    3,263          $  1,380
     Gas gathering, marketing and processing                               3,892               741
     Oil field services and international sales                            3,471               133
                                                                      ----------------------------------

          Total Operating Revenue                                         10,626             2,254
                                                                      ----------------------------------

Operating Costs and Expenses:
     Oil and gas production                                                1,597               565
     Gas gathering, marketing and processing                               2,960               644
     Oil field services and international sales                            3,338               167
     Depreciation and depletion                                            1,081               506
     General and administrative                                              222               225
                                                                      ----------------------------------

          Total Operating Costs and Expenses                               9,198             2,107
                                                                      ----------------------------------

Operating Profit                                                           1,428               147
     Other income                                                             72                14
     Interest expense                                                     (1,068)            ( 254)
                                                                      ----------------------------------

Net Income (Loss) before income tax and minority interest                    432               (93)
    Provision for deferred income tax                                       (164)                -
                                                                      ---------------------------------

Net Income (Loss) before minority interest                                   268               (93)

     Minority interest in subsidiary earnings                                (18)                -
                                                                      ---------------------------------

Net Income (Loss)                                                            250               (93)
     Dividends Applicable to Preferred Stock                                (219)             (172)
                                                                      ---------------------------------

Income (Loss) Applicable to Common Shares                             $       31        $     (265)
                                                                      =================================

Income (Loss) Per Common Share                                        $     0.00        $     (0.02)
                                                                      =================================

Common Shares Used in Per Share Calculation                            13,687,294          11,607,958
                                                                      =================================



The  accompanying  notes  are an  integral  part  of  these consolidated financial statements.



                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                               -------------------------------------


                                                                                                      1997              1996
                                                                                               -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                               $      250         $       (93)
     Adjustments to reconcile net income (loss) to cash provided by
          (used for) operating activities:
          Depreciation and depletion                                                                 1,081                 506
          Deferred income taxes                                                                        164                  -
          Minority interest                                                                             18                  -
          Other                                                                                       (119)                 -
          Change in certain assets and liabilities
              Accounts and notes receivables                                                        (1,040)               (109)
              Other current assets                                                                     (16)                (49)
              Deposits and other assets                                                                 -                  (13)
              Accounts payable and accrued liabilities                                                 405                 359
                                                                                               -------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                                                       743                 601
                                                                                               -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                                                  145                 -
     Additions to property and equipment                                                            (5,460)              (672)
     Increase in deposits and other assets                                                         (10,249)                -
     Loan made for promissory note receivable                                                          (29)                -
     Payments received on promissory note receivable                                                   133                 -
                                                                                               -------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                               (15,460)              (672)
                                                                                               ------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt and production payment                                14,000              2,520
     Proceeds from short-term notes payable                                                          2,699                 -
     Payments of principal on long-term debt and production payment                                    (33)            (2,408)
     Payment of fees on issuance of preferred stock                                                   (505)                -
     Dividends paid                                                                                    (22)              (177)
                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED BY)  FINANCING ACTIVITIES                                                 16,139               (65)
                                                                                               -------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  1,422              (136)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        1,687             1,544
                                                                                               -------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $      3,109        $    1,408
                                                                                               =====================================



     The accompanying notes are an integral part of these consolidated financial statements


                                        7

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods then ended are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and changes in cash flows for the three month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 annual report on Form 10-KSB for Magnum Hunter Resources, Inc. (the "Company"). The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

NOTE 2 - RECENT EVENTS

During the three month period ended March 31, 1997, 13,556 shares of common stock were issued to the Company's 401(k) plan, and 62,500 shares of common stock previously loaned to each of a director and a former officer were returned of the Company and are being held in the treasury.

During January, 1997, the Company purchased a fifty percent interest in the McLean Gas Plant, the gas processing facility connected to the Company's Panoma gas gathering system for $2.5 million. Under the terms of the purchase agreement, the Company will receive 100% of the net profits of the plant until it receives the $2.5 million purchase price, at which point its net profits interest will revert to fifty percent, the Company's ownership position. The acquisition was funded through the Company's revolving credit agreement with certain banks.

In February, 1997, the Company entered into a definitive agreement with Burlington Resources, Inc. to acquire for $143.5 million, subject to certain purchase price adjustments, effective January 1, 1997, the Permian Basin Properties consisting of 25 field areas in West Texas and 22 field areas in
Southeast New Mexico containing 1,852 producing oil and natural gas wells.   In
accordance with the definitive acquisition agreement, the Company made a performance deposit of $10 million against the purchase price.

NOTE 3 - SUBSEQUENT EVENTS

On April 30, 1997, the Company closed on the purchase of the Permian Basin Properties for a net purchase price of approximately $133 million, including, but not limited to, certain adjustments for a January 1, 1997 effective date.

The Company financed the acquisition of the Permian Basin Properties with a new $130.0 million credit facility (the "New Credit Facility") and a senior subordinated credit facility of $60.0 million (the "Term Loan Facility"). Borrowings of $119.5 million under the New Credit Facility and $60.0 million under the Term Loan Facility were used to pay the $123.0 million balance of the $133.0 million net purchase price for the Permian Basin Properties, to repay the

$53.7 million in outstanding indebtedness as of April 30, 1997 under the Company's previous $100.0 million credit facility and to pay the costs associated with the Permian Basin Acquisition and the related financings.

The New Credit Facility currently bears interest at 9.0% per annum. Upon repayment of the Term Loan Facility, the New Credit Facility will initially bear interest at LIBOR plus 1.75% per annum, which would be 7.6% based on the LIBOR rate at April 30, 1997. The unpaid principal amount under the New Credit Facility matures on April 30, 2002. At April 30, 1997, the interest rate on the Term Loan Facility was 11.5% per annum. The Term Loan Facility initally matures on April 30, 1998, at which time the Company has the option to extend such facility for an additional five years.

In the event that the borrowings under the New Credit Facility are not less than $75.0 million on July 15, 1997, the Company is obligated to pay the lenders an additional fee. In addition, if borrowings under the Term Loan Facility have not been repaid beginning August 28, 1997, the Company, at various dates thereafter within the initial one-year term, will incur an increase in interest rates, and be obligated to pay the lenders additional fees and/or warrants to purchase common stock of the Company. More specifically, the interest rate under the Term Loan Facility increases by 1.0% on each of three specified dates with a maximum interest rate of 15.5%. The Company may also be obligated to issue equity securities up to a maximum of 5.0% of the fully diluted common equity of the Company.

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of the Company was held on the 11th day of March, 1997. The results of the voting for (i) the election of directors, (ii) the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors and (iii) the proposal to amend the Certificate of Incorporation to change the name of the Company to Magnum Hunter Resources, Inc. was as follows:

  (1) For each director:

     Lloyd T. Rochford: 6,958,964 shares voted in favor of the nominee, 882 shares voted against the nominee and 27,568 shares abstained from voting.

     Gary C. Evans: 6,958,909 shares voted in favor of the nominee, 937 shares voted against the nominee and 27,568 shares abstained from voting.

     Matthew C. Lutz: 6,956,964 shares voted in favor of the nominee, 2,882 shares voted against the nominee and 27,568 shares abstained from voting.

     Gerald D. Bolfing: 6,957,964 shares voted in favor of the nominee, 1,882 shares voted against the nominee and 27,568 shares abstained from voting.

     Oscar Lindemann: 6,953,565 shares voted in favor of the nominee, 6,281 shares voted against the nominee and 27,568 shares abstained from voting.

     James E. Upfield: 6,955,253 shares voted in favor of the nominee. 4,593 shares voted against the nominee and 27,568 shares abstained from voting.

     (2) Ratification of Deloitte and Touche LLP: 6,963,212 shares meeting voted in favor, and 8,676 shares voted against and 15,526 shares abstained .

     (3) Proposal to change the name of the Company: 6,916,834 shares voted in favor, 37,276 shares voted against and 33,304 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

(b)              Reports on Form 8-K

Item No.       Items Reported                    F/S Included                  Date of Event              Date Filed


  5            Other                             None                          December 23, 1996          January 4, 1997

  4            Change in Registrant's
               Certifying Accountants            None                          January 20, 1997           January 20, 1997

  5            Other                             None                          February 28, 1997          March 4, 1997


                                       10

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans
      Gary C. Evans
      President, Chief Executive Officer                       May 7, 1997
      and Chief Financial Officer


/s/ David S. Krueger
David S. Krueger
      Vice President and
      Chief Accounting Officer                                 May 7, 1997