Form 10QSB/A
period 1997-03-31
MAGNUM HUNTER RESOURCES INC
filed 1997-05-21
CIK 854271

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  Form 10-QSB/A

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997. 13,596,883

Transitional Small Business Disclosure Format      Yes              No     X

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

On April 29, 1997, the Company received and accepted two new loan commitments from Bankers Trust Company, as Agent, and Banque Paribas and First Union National Bank of North Carolina for senior credit facilities for the Company and several of its subsidiaries. The two new senior credit facilities were structured as a $130 million revolving line of credit with a term of five years and a $60 million one year senior subordinated bridge facility convertible into a five year term loan. The new credit facilities were conditioned, among other things, upon the closing of the Permian Basin Properties from Burlington, which took place April 30, 1997. The revolving line of credit gives the Company the flexibility of choosing a range of either "LIBOR" or "Prime" based interest rate options. This new credit facility replaced the previously existing $100 million revolving credit facility.

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

Gas gathering, marketing and processing revenues were $3,892,000 in the 1997 period, an increase of $3,151,000, or 425%, over the 1996 period, principally as a result of the acquisition of the Panoma gas gathering system and the McLean Gas Plant. Costs from these activities were $2,960,000 in the 1997 period, an increase of $2,316,000, or 360%, over the 1996 period, again a result of the acquisitions mentioned above. The operating margin from these activities was $932,000 in the 1997 period versus $97,000 in the 1996 period , an increase of $835,000, or 861%. As a result of the acquisition of the Panoma System, total gathering systems throughput increased to 21,057 Mcf per day in the 1997 period versus 4,402 Mcf per day in the 1996 period. Due to the McLean Plant acquisition, natural gas processing throughput was 15,303 Mcf per day in the 1997 period versus none reported in the 1996 period. The operating margin from gathering operations was $607,000, in 1997, an increase from $117,000 in the 1996 period, partly as a result of a $408,000 gain from gas marketing on the Panoma system in March, 1997. The operating margin from natural gas processing was $325,0000 in the 1997 period versus none reported in the 1996 period.

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

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB/A Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                        May 21, 1997
--------------------------------------
Gary C. Evans
President, Chief Executive Officer and
Chief Financial Officer


/s/ David S. Krueger
----------------------------------------    May 21, 1997
David S. Krueger
Vice President and
Chief Accounting Officer