Form 10KSB/A
period 1996-12-31
MAGNUM HUNTER RESOURCES INC
filed 1997-06-27
CIK 854271

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

             Consolidated Statements of Operations for the Years Ended
                     December 31, 1996 and 1995.............................F-4

             Consolidated Statements of Stockholders' Equity for the
                     Years Ended December 31, 1996 and 1995................ F-5

             Consolidated Statements of Cash Flows for the Years
                     Ended December 31, 1996 and 1995.......................F-7

     Notes to Consolidated Financial Statements.............................F-8

     Supplemental Information (Unaudited)...................................F-26

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



Deloitte & Touche LLP


Dallas, Texas
March 14, 1997 (April 30, 1997 as to Note 16)

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value; 10,000,000 shares authorized
          216,000 designated as Series A; 80,000 and 80,000 issued and outstanding, respectively,
                 liquidation amount $0                                                                 -                   -
          925,000 designated as Series B; none and 62,050 issued and outstanding, respectively         -                   -
          625,000 designated as Series C; none and 625,000 shares issued and outstanding,
                respectively                                                                           -                    1
          1,000,000 designated as 1996 Series A Convertible ; 1,000,000 and none issued and
                outstanding, respectively, liquidation amount $10,000,000                                1                 -
       Common stock - $.002 par value; 50,000,000 shares authorized;
         14,252,822 issued and 11,598,183 shares issued and outstanding, respectively                   29                 23
       Additional paid-in capital                                                                   40,216             29,660
       Accumulated deficit                                                                          (5,142)            (5,245)
       Unrealized gain on investments                                                                   51                 57
                                                                                           ----------------------------------------
                                                                                                    35,155             24,496
      Treasury stock (544,495 shares of common stock)                                                   (1)                -
                                                                                           -----------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                 35,154             24,496

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     83,072       $     40,065
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

                                       F-3

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)

                                                                                     For the Years Ended
                                                                                        December 31,
                                                                                ---------------------------
                                                                                  1996               1995
                                                                                ---------------------------

OPERATING REVENUE
     Oil and gas sales                                                          $  10,248       $     617
     Gas gathering and marketing                                                    5,768               -
     Oil field services and commissions                                               396              32
                                                                                ---------------------------
          TOTAL OPERATING REVENUE                                                  16,412             649
                                                                                ---------------------------
OPERATING COSTS AND EXPENSES
     Oil and gas production                                                         4,390             268
     Gas gathering and marketing                                                    4,708               -
     Costs related to other services                                                  267              26
     Depreciation and depletion                                                     2,951             421
     General and administrative                                                     1,225             977
                                                                                ---------------------------
         TOTAL OPERATING COSTS AND EXPENSES                                        13,541           1,692
                                                                                ---------------------------
OPERATING PROFIT (LOSS)                                                             2,871          (1,043)

OTHER INCOME                                                                          344              77
INTEREST EXPENSE                                                                   (2,394)             (2)
                                                                                ---------------------------
NET INCOME (LOSS) BEFORE INCOME TAXES                                                 821            (968)

     Provision for deferred income taxes                                             (312)             -
                                                                                ---------------------------
NET INCOME (LOSS)                                                                     509            (968)


DIVIDENDS APPLICABLE TO PREFERRED SHARES                                             (406)           (617)
                                                                                ---------------------------
INCOME (LOSS) APPLICABLE TO COMMON SHARES                                       $     103       $  (1,585)
                                                                                =============   ===========

INCOME (LOSS) PER COMMON SHARE                                                  $     0.01      $   (0.28)
                                                                                =============   ===========

COMMON SHARES USED IN PER SHARE CALCULATION                                        12,485,893     5,606,669
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

                                                                                                                 Additional
                                                       Preferred  Stock      Common    Stock   Treasury   Stock   Paid-In
                                                       Shares     Amount     Shares   Amount    Shares    Amount  Capital
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1994                            645,775  $     1    4,537,045     $9                        $12,606
                                                       -----------------------------------------------------------------------------

Conversion of preferred stock to common stock           (11,300)      -       28,900       -
Issuance and costs from exercise of warrants             20,750       -      833,324       2                          2,841
Issuance of Series C preferred stock                                                                                    249
Issuance of common stock to acquire oil and gas
     properties                                                              386,615       1                          1,378
Issuance of common stock for services                                        602,222       1                          1,370
Issued to directors for collateral                                           125,000       -
Sale of investment shares
Payments received on receivable from stockholders
Acquisition of Hunter Resources, Inc. for Series C
     preferred stock and common stock                   111,825      -     5,085,077      10                         11,216
Dividends declared on preferred stock
Net loss from operations
Unrealized gain on investments

                                                       -----------------------------------------------------------------------------
Balance at December 31, 1995                            767,050   $    1  11,598,183     $23      -        -        $29,660
                                                       -----------------------------------------------------------------------------
Conversion of preferred stock to common stock           (658,934)     (1)  1,821,638       4                             (3)
Redemption of 28,116 shares of Series C preferred stock  (28,116)                                                      (294)
Issuance of 1996 Series A convertible preferred stock,
     net of offering costs                             1,000,000       1                                              9,785
Shares issued as collateral, returned and held
     as treasury stock                                                       610,170        1   (610,170)    (1)         (1)
Exercise of employees' common stock options                                    -            -     12,258      -           9
Issuance of common stock to acquire oil and gas properties                   188,410        1     51,300      -         938
Sale of investment shares
Dividends declared on preferred stock                                         34,421        -      2,117      -         122
Net income from operations
Unrealized gain on investments


                                                       -----------------------------------------------------------------------------
Balance at December 31, 1996                           1,080,000   $  1   14,252,822   $  29   (544,495)    $(1)    $40,216
                                                       =========   ====== ==========   ======= =========    =====  ========



     The accompanying notes are an integral part of these consolidated financial statements





                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                   Unrealized Gain
                                                    Deferred Costs                  Receivable      (Loss) On
                                                    of Warrant         Accumulated  from            Investments
                                                    Offerings          Deficit      Stockholder
                                                  -------------------------------------------------------------
Balance at December 31, 1994                        $(240)              $(3,659)      $(63)            $ (9)
                                                  -------------------------------------------------------------

Conversion preferred stock to common stock
Issuance and costs from exercise of warrants          240
Issuance of Series C preferred stock
Issuance of common stock for services and
     to acquire oil and gas properties
Issued to directors for collateral
Sale of investment shares                                                                                9
Payments received on receivable from stockholders                                        63
Acquisition of Hunter Resources, Inc. for Series C
     preferred stock and common stock
Dividends declared on preferred stock                                      (618)
Net income from operations                                                 (968)
Unrealized gain on investments                                                                          57
                                                 --------------------------------------------------------------
Balance at December 31, 1995                      $   -                 $(5,245)       $ -            $ 57
                                                 --------------------------------------------------------------

Conversion of preferred stock to common stock
Redemption of 28,116 shares of Series C preferred stock
Issuance of 1996 Series A convertible preferred stock,
     net of offering costs
Shares issued as collateral, returned and held
     as treasury stock
Exercise of employees' common stock options
Issuance of common stock to acquire oil and gas properties
Sale of investment shares                                                                             (57)
Dividends declared on preferred stock                                     (406)
Net income from operations                                                 509
Unrealized gain on investments                                                                         51


                                                --------------------------------------------------------------
Balance at December 31, 1996                      $   -               $(5,142)          $  -         $ 51
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

     At December 31, 1996, the Company's available for sale securities had an amortized cost basis of $150,000, gross unrealized gains reported in equity of $51,150 and a fair market value

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of $232,500. During 1996, Securities were sold for gross proceeds of $187,312 and the Company realized a gain of $142,872.

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
     Net Income (Loss):                 As reported          $    103,000
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

     On April 30, 1997, the Company acquired from a subsidiary of Burlington Resources, Inc., effective as of January 1, 1997, the Permian Basin Properties, consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico, for a net purchase price of $133.0 million after adjustments of $10.5 million for production cash flow from January 1, 1997 to the closing date and other minor adjustments.

     The Company financed the acquisition of the Permian Basin Properties with a new $130.0 million credit facility (the "New Credit Facility") and a senior subordinated credit facility of $60.0 million (the "Term Loan Facility"). Borrowings of $119.5 million under the New Credit Facility and $60.0 million under the Term Loan Facility were used to pay the $123.0 million balance of the $133.0 million net purchase price for the Permian Basin Properties, to repay the $53.7 million in outstanding indebtedness as of April 30, 1997 under the Company's previous $100.0 million credit facility (the "Previous Credit Facility") and to pay the costs associated with the Permian Basin Acquisition and the related financings. The New Credit Facility currently bears interest at 9.0% per annum. After repayment of the Term Loan Facility using the proceeds of a $125 million offering of Senior Subordinated Notes due 2007, the New Credit Facility will initially bear interest at LIBOR plus 1.75% per annum, which would be 7.6% based on the LIBOR rate at April 30, 1997. The unpaid principal amount under the New Credit Facility matures on April 30, 2002. At April 30, 1997, the interest rate on the Term Loan Facility was 11.5% per annum. The Term Loan Facility initially matures on April 30, 1998, at which time the Company has the option to extend such facility for an additional five years.

     In the event that the borrowings under the New Credit Facility are not less than $75.0 million on July 15, 1997, the Company is obligated to pay the lenders an additional fee. In addition, if borrowings under the Term Loan Facility have not been repaid beginning August 28, 1997, the Company, at various dates thereafter within the initial one-year term, will incur an increase in interest rates and be obligated to pay the lenders additional fees and/or warrants to purchase common stock of the Company. More specifically, the interest rate under the Term Loan Facility increases by 1.0% on each of three specified dates with a maximum interest rate of 15.5%. The Company may also be obligated to issue equity securities up to a maximum of 5.0% of the fully diluted common equity of the Company.

     In April 1997, the terms of the Company's 1996 Series A Convertible Preferred Stock were amended to require the Company to raise $15 million of additional equity by December 31, 1997 rather than March 31, 1998 as described in Note 9.


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

MAGNUM HUNTER RESOURCES, INC.



By:    /s/ Gary C. Evans                               June 27, 1997
     -------------------------------
     Gary C.  Evans, President & CEO