Form 10QSB
period 1997-06-30
MAGNUM HUNTER RESOURCES INC
filed 1997-08-15
CIK 854271

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

(Check one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended   June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 1997: 13,708,098

     Transitional Small Business Disclosure Format (Check one) Yes    No X

PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

     The consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter"or the "Company") required by Item 310(b) of Regulation S-B follow "Item 2. Management's Discussion and Analysis or Plan of Operation".


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

     On May 29, 1997, the Company placed, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's outstanding bridge loan facility in the principal amount of $60 million with the remaining proceeds used to repay a substantial portion of the Company's outstanding revolving credit facility. The Notes have a 10% coupon, with interest payable on June 1 and December 1, commencing on December 1, 1997.

Results of Operations for the Six Month Periods in 1997 and 1996

     As discussed above, the Company acquired the Panoma Properties in June 1996, the McLean Gas Plant in January 1997, and the Permian Basin Properties in April 1997. As such, the results of operations for the six month period ended June 30, 1997, included six months of operations for Panoma and McLean and two months for Permian Basin, while the corresponding period in 1996 contained no results related to these properties. Unless otherwise stated, the increases in the 1997 interim period over the 1996 period were a result of these acquisitions.

     Oil and natural gas sales were $11,791,000 in 1997, a 318% increase over 1996. The Company sold 239,752 barrels of oil, a 167% increase, and 3,332,349 Mcf of gas, a 583% increase, in 1997. The price received for oil was $18.33 per barrel and for gas was $2.22 per Mcf in 1997, representing a 5% decrease in oil price and a 1% decrease in gas price compared to 1996. Oil and natural gas production costs increased 321% to $4,740,000 in 1997 over 1996. The gross operating margin from oil and natural gas production was $7,051,000 in 1997, a 316% increase over 1996. On an equivalent unit basis, the gross margin was $1.48 per Mcfe in 1997 versus $1.65 in 1996, a 10% decrease. The sales price declined 10% to $2.47 per Mcfe while production costs also declined 10% to $0.99 per Mcfe from 1996 to 1997. These production costs are inclusive of gathering and overhead charges of $0.19 per Mcfe. The sales price decline was caused by lower oil and gas prices in 1997, while the lower unit production costs were the result of lower Permian Basin Properties unit costs, principally gas gathering fees, compared to the unit costs of the Company's other properties. The overall increase in the gross operating margin from 1996 to 1997 was principally due to the 364% increase in Mcfe sold, from 1,027,182 Mcfe to 4,770,861 Mcfe.

     Gas gathering, marketing, and processing revenues were $5,283,000 in the 1997 period, a 246% increase over 1996, principally as a result of the acquisition of the Panoma Gas Gathering System and the McLean Gas Plant. Costs from these activities were $3,938,000 in 1997, a 200% increase over 1996. Gross operating margin was $1,345,000 in 1997 versus $214,000 in 1996, a 529%
increase. As a result of the acquisition of the Panoma System, gathering system throughput increased 385% to 21,057 Mcf per day in 1997 compared with 4,344 Mcf per day in 1996. Due to the McLean Plant acquisition, natural gas plant processing throughput was 15,303 Mcf per day in 1997 versus none reported in 1996. Gross operating margin from gathering operations was $787,000, or $0.22 per Mcf of throughput, in 1997 versus $214,000, or $0.27 per Mcf in 1996. The gross operating margin from natural gas processing was $558,000, or $0.22 per Mcf of throughput versus none reported in 1996.

     Revenues from oil field services and international sales was $3,606,000 in 1997, a $3,405,000 increase over 1996, principally due to an increase in sales of Hunter Butcher International, L.L.C. in the amount of $3,398,000. Operating costs increased 947% to $3,424,000 in 1997 from 1996, also principally due to Hunter Butcher in the amount of $3,338,000. The gross operating margin from these activities was $182,000 in 1997 versus a loss of $126,000 in the 1996 period. The margin from Hunter Butcher operations was $60,000 in 1997 versus $32,000 in 1996. Oil field services produced an operating margin of $122,000 in 1997 versus a loss of $158,000 in 1996.

     Depreciation and depletion expense increased 311% to $4,460,000 in 1997 due to the acquisitions. Depletion expense on oil and gas production was $4,080,000, or $0.86 per Mcfe, in 1997 versus $975,000, or $0.95 per Mcfe in 1996. General and administrative expense was $651,000 in 1997, a 47% increase over 1996, due to increased staffing and other costs as a result of the acquisitions.

     Operating profit increased to $3,467,000 in 1997 from $256,000 in 1996, a 1,245% increase. Interest expense increased to $4,758,000 in 1997 from $499,000 in 1996, an increase of 854%, due to increased levels of borrowing under the Company's revolving credit lines with banks, the 10% Senior Notes, and bridge financing used to fund the acquisitions previously mentioned. The Company incurred a net loss before income tax and minority interest of $1,136,000 in 1997, versus a $57,000 loss in 1996, principally due to interest expense on the acquisitions exceeding operating income and due to the higher charge for depreciation and depletion. The Company provided for a deferred income tax benefit of $432,000 on this loss in 1997. After recording a $20,000 minority interest in Hunter Butcher, the Company reported a net loss before extraordinary item of $724,000, or $0.09 per common share, in 1997 versus a $57,000 loss, or $0.03 per common share, in 1996.

     The Company realized an extraordinary loss of $1,384,000 ($0.10 per common share) as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the new 10% Senior Notes financing and amended revolving credit agreements with banks arranged to facilitate the $133 million purchase of the Permian Basin Properties from Burlington Resources Inc. The net loss, after the extraordinary charge, applicable to common shareholders was $2,546,000 ($0.19 per share) in 1997 compared to a loss of $397,000 ($0.03 per share) in 1996. The Company accrued $436,000 in dividends on its preferred stock in 1997 versus $340,000 in 1996.

Results of Operations for the Three Month Periods in 1997 and 1996

     The results of operations for the three month period ended June 30, 1997, included three months of operations for Panoma and McLean and two months for Permian Basin, while the corresponding period in 1996 contained no results related to these properties. Unless otherwise stated, the increases in the 1997 interim period over the 1996 period were a result of these acquisitions.

     Oil and natural gas sales were $8,528,000 in 1997, a 492% increase over 1996. The Company sold 193,735 barrels of oil, a 326% increase, and 2,359,969 Mcf of gas, a 915% increase, in 1997. The price received for oil was $17.76 per barrel and for gas was $2.16 per Mcf in 1997, representing an 11% decrease in oil price and a 5% decrease in gas price in 1997 compared to 1996. Oil and natural gas production costs increased 460% to $3,143,000 in 1997 over 1996. The gross operating margin from oil and natural gas production was $5,385,000 in 1997, a 512% increase over 1996. On an equivalent unit basis, the gross margin was $1.53 per Mcfe in 1997 versus $1.74 in 1996, a 12% decrease. The sales price declined 15% to $2.42 per Mcfe while production costs also declined 20% to $0.89 per Mcfe from 1996 to 1997. These production costs are inclusive of gathering and overhead charges of $0.09 per Mcfe. The sales price decline was caused by lower oil and gas prices in 1997, while the lower unit production costs were the result of lower Permian Basin Properties unit costs, principally gas gathering fees, compared to the unit costs of the Company's other properties. The overall increase in the gross operating margin from 1996 to 1997 was principally due to the 597% increase in Mcfe sold, from 505,136 Mcfe to 3,522,379 Mcfe.

     Gas gathering, marketing, and processing revenues were $1,391,000 in the 1997 period, an 80% increase over 1996, principally as a result of the acquisition of the Panoma Gas Gathering System and the McLean Gas Plant. Costs from these activities were $978,000 in 1997, a 46% increase over 1996. Gross operating margin was $413,000 in 1997 versus $101,000 in 1996, a 309% increase. As a result of the acquisition of the Panoma System, gathering system throughput increased 338% to 18,796 Mcf per day in 1997 compared with 4,287 Mcf per day in 1996. Due to the McLean Plant acquisition, natural gas plant processing throughput was 12,614 Mcf per day in 1997 versus none reported in 1996. Gross operating margin from gathering operations was $179,414, or $0.10 per Mcf of throughput, in 1997 versus $101,000, or $0.26 per Mcf in 1996. The gross operating margin from natural gas processing was $234,000, or $0.20 per Mcf of throughput versus none reported in 1996.

     Revenues from oil field services and international sales was $135,000 in 1997, a 36% increase over 1996, principally due to increased operator fees on oil and gas properties. Operating costs decreased 46% to $86,000 in 1997 from 1996 due to an increased allocation of operating costs to oil and gas production costs. The gross operating margin from these activities was $49,000 in 1997 versus a loss of $61,000 in the 1996 period.

     Depreciation and depletion expense increased 485% to $3,379,000 in 1997 due to the acquisitions. Depletion expense on oil and gas production was $3,184,000, or $0.90 per Mcfe, in 1997 versus $505,000, or $1.00 per Mcfe in 1996. General and administrative expense was $429,000 in 1997, a 94% increase over 1996, due to increased staffing and other costs as a result of the acquisitions.

     Operating profit increased to $2,039,000 in 1997 from $121,000 in 1996, a 1,585% increase. Interest expense increased to $3,690,000 in 1997 from $245,000 in 1996, an increase of 1,406%, due to increased levels of borrowing under the Company's revolving credit lines with banks, the 10% Senior Notes, and bridge financing used to fund the acquisitions previously mentioned. The Company incurred a net loss before income tax and minority interest of $1,568,000 in 1997, versus income of $36,000 in 1996, principally due to interest expense on the acquisitions exceeding operating income , inclusive of depreciation and depletion in the total amount of $3,379,000. The Company provided for a deferred income tax benefit of $596,000 on this loss in 1997. The Company reported a net loss before extraordinary item of $974,000, or $0.09 per common share, in 1997 versus income of $36,000 in 1996.

     The Company realized an extraordinary loss of $1,384,000 ($0.10 per common share) as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the new 10% Senior Notes financing and amended revolving credit agreements with banks arranged to facilitate the $133 million purchase of the Permian Basin Properties from Burlington Resources Inc. The net loss, after the extraordinary charge, applicable to common shareholders was $2,577,000 ($0.19 per share) in 1997 compared to a loss of $132,000 ($0.03 per share) in 1996. The Company accrued $219,000 in dividends on its preferred stock in 1997 versus $168,000 in 1996.

Liquidity and Capital Resources

     On April 30, 1997, the Company closed on the acquisition of the Permian Basin Properties for a net purchase price of approximately $133 million. At the same time, the Company's existing $100 million revolving credit facility was replaced by two new credit facilities, a revolving credit facility of $130 million and a bridge loan facility of $60 million, for a total of $190 million. The initial advances under these new facilities totaled $179.5 million, including funds to complete the Permian Basin Property acquisition, to pay principal and accrued interest remaining on the $100 million revolving credit facility, and to provide cash for working capital purposes.

     On May 29, 1997, the Company sold, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's outstanding bridge loan facility in the principal amount of $60 million with the remaining proceeds used to repay a substantial portion of the Company's outstanding revolving credit facility. The Notes have a 10% coupon, with interest payable on June 1 and December 1, commencing on December 1, 1997. After paydown, the revolving facility was reduced from $130 million to $75 million, with a current borrowing base of $60 million. Total long-term debt under the revolving credit agreement at June 30, 1997 was $47 million, leaving $13 million available to draw at this time, prior to the next borrowing base redetermination occurring during the third quarter. At June 30, 1997, the Company had $1.6 million in cash and cash equivalents and $4.2 million in net working capital, in addition to the funds available under the revolving line of credit.

     For fiscal 1997, the Company is currently projecting that it will spend approximately $20 million on development and exploration activities, of which $3 million is budgeted on exploration projects. In addition, with respect to the recently closed Permian Basin Properties acquisition, the Company projects to spend approximately $40 million in a development program to enhance an existing waterflood project in the Westbrook Field located in Mitchell County, Texas. This capital expenditure is budgeted over a four year period beginning in 1997. Based upon the Company's anticipated level of operations, management believes that cash flow from operations together with the availability under the New Credit Facility will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future. The Company may seek to increase it liquidity through the sale of common equity and/or the exercise of its publicly traded warrants. A depressed price for oil or natural gas would have a material adverse effect on the Company's cash flow from operations and could cause the Company to alter its planned capital expenditures.

Inflation and Changes in Prices

     During the past several years, the Company has experienced some inflation in oil and natural gas prices with moderate increases in property acquisition and development costs. During 1996, the Company received somewhat higher commodity prices for the natural resources produced from its properties. The results of operations and cash flow of the Company have been, and will continue to be affected to a certain extent, by the volatility in oil and natural gas prices. Should the Company experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increasing oil and natural gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effect of fluctuations in crude oil and natural gas prices. It is policy of the Company not to enter any such arrangements which exceed 50% of the Company's oil and natural gas production during the next 12 months.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                                                                        June 30,
                                                                                         1997
                                                                                ----------------------

                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $        1,571
     Securities available for sale                                                         360
     Accounts receivable
     Trade, net of allowance of $134,158                                                10,541
      Due from affiliates                                                                  101
   Notes receivable from affiliate                                                         382
     Current portion of long-term note receivable                                          129
     Prepaid and other                                                                     384
                                                                                ----------------------
          TOTAL CURRENT ASSETS                                                          13,468
                                                                                ----------------------
     PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
          Unproved                                                                         460
          Proved                                                                       208,871
     Pipelines                                                                           9,824
     Other property                                                                        571
                                                                                ---------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                                          219,726
     Accumulated depreciation, depletion and impairment                                 (9,329)
                                                                                ---------------------
          NET PROPERTY, PLANT AND EQUIPMENT                                            210,397
                                                                                ---------------------

OTHER ASSETS
     Deposits and other assets                                                           6,140
     Long-term notes receivable, net of imputed interest                                 1,665
                                                                                ---------------------

                                            TOTAL ASSETS                        $      231,670
                                                                                =====================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade payables and accrued liabilities                                      $        5,524
    Dividends payable                                                                      219
    Suspended revenue payable                                                              834
    Current maturities of long-term debt                                                    22
    Notes payable                                                                        2,699
                                                                                ---------------------
          TOTAL CURRENT LIABILITIES                                                      9,298
                                                                                ---------------------
LONG-TERM LIABILITIES
   Long-term debt, less current maturities                                             187,033
   Production payment liability                                                            831
   Deferred income taxes                                                                 2,215
   Minority interest                                                                        40

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value; 10,000,000 shares authorized,
         216,000  designated as Series A; 80,000 shares issued and  outstanding,
         liquidation  amount  $0                                                            -
   1,000,000  shares  designated  as  1996  Series  A Convertible;
         1,000,000 issued and outstanding, liquidation amount $10,000,000                    1
   Common stock - $.002 par value; 50,000,000 shares authorized,
       14,263,037 shares issued and outstanding                                             29
   Additional paid-in capital                                                           39,782
   Accumulated deficit                                                                  (7,688)
   Unrealized gain (loss) on investments                                                   130
                                                                                --------------------
                                                                                        32,254
   Treasury stock (654,939 shares of common stock)                                          (1)
                                                                                --------------------
   TOTAL STOCKHOLDERS' EQUITY                                                           32,253
                                                                                --------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      231,670
                                                                                ====================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                           Three Months Ended                 Six Months Ended
                                                                               June 30,                          June 30,
                                                                      --------------------------------------------------------------
                                                                             1997         1996              1997           1996
                                                                      --------------------------------------------------------------

Operating Revenues:
     Oil and gas sales                                                $    8,528     $   1,441            $ 11,791      $ 2,821
     Gas gathering,  marketing and processing                              1,391           771               5,283        1,528
     Oil field services and international sales                              135            99               3,606          201
                                                                      --------------------------------------------------------------

Total Operating Revenues                                                  10,054         2,311              20,680        4,550
                                                                      --------------------------------------------------------------

Operating Costs and Expenses
     Oil and gas production                                                3,143           561               4,740        1,126
     Gas gathering, marketing and processing                                 978           670               3,938        1,314
     Oil field services and international sales                               86           160               3,424          327
     Depreciation and depletion                                            3,379           578               4,460        1,084
     General and administrative                                              429           221                 651          443
                                                                      --------------------------------------------------------------

Total Operating Costs and Expenses                                         8,015         2,190              17,213        4,294
                                                                      --------------------------------------------------------------

Operating Profit (Loss)                                                    2,039           121               3,467          256

     Other income                                                             83           160                 155          186
     Interest expense                                                     (3,690)         (245)             (4,758)        (499)
                                                                      --------------------------------------------------------------

Net Income (Loss) before income tax and minority interest                 (1,568)           36              (1,136)         (57)

     Benefit (Provision) for deferred income tax                             596            -                  432            -
                                                                      --------------------------------------------------------------

Net Income (Loss) before minority interest                                  (972)           36                (704)         (57)

     Minority interest in subsidiary earnings                                 (2)           -                  (20)           -
                                                                      --------------------------------------------------------------

Net Income (Loss) Before Extraordinary Loss                                 (974)           36                (724)         (57)

Extraordinary Loss From Early Extinguishment of Debt                      (1,384)           -               (1,384)           -
                                                                      --------------------------------------------------------------

Net Income (Loss)                                                         (2,358)           36              (2,108)         (57)

     Dividends Applicable to Preferred Stock                                (219)         (168)               (438)        (340)
                                                                      --------------------------------------------------------------

Loss Applicable to Common Shares                                      $   (2,577)    $    (132)           $ (2,546)     $  (397)
                                                                      ==============================================================

Loss Before Extraordinary Loss per Common Share                       $    (0.09)    $   (0.01)           $  (0.09)     $ (0.03)


Extraordinary Loss per Common Share                                   $    (0.10)    $     -              $  (0.10)     $    -
                                                                      --------------------------------------------------------------

Loss per Common Share                                                 $    (0.19)    $   (0.01)           $  (0.19)     $ (0.03)
                                                                      ==============================================================

Common Shares Used In Per Share Calculation                           13,602,940     11,710,065          13,644,884     11,658,958
                                                                      ==============================================================



     The accompanying notes are an integral part of these consolidated financial statements.


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                ----------------------------------

                                                                                      1997               1996
                                                                                ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                        $    (2,108)          $   (57)
       Adjustments to reconcile net income (loss) to cash provided by
       (used for) operating activities:
          Extraordinary loss                                                          1,384               -
          Depreciation and depletion                                                  4,460             1,084
          Amortization of financing fees                                                153               -
          Deferred income taxes                                                        (432)              -
          Minority interest                                                              20               -
          (Gain) Loss on sale of assets                                                  -               (143)
          Other                                                                          51               -
          Change in certain assets and liabilities
              Accounts and notes receivables                                         (6,029)             (479)
              Other current assets                                                     (332)              (82)
              Deposits and other assets                                                  -               (401)
              Accounts payable and accrued liabilities                                1,634               351
                                                                                ----------------------------------
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                             $    (1,198)          $   273
                                                                                ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                                   463               188
     Additions to property and equipment                                           (141,667)          (37,301)
     Loan made for promissory note receivable                                          (145)             -
     Payments received on promissory note receivable                                    164              -
                                                                                ----------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                              (141,185)          (37,113)
                                                                                ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt and production payment                335,000            54,313
     Fees paid related to financing activities                                       (7,881)             -
     Proceeds from short-term notes payable                                           2,699              -
     Payments of principal on long-term debt and production payment                (186,817)          (15,890)
     Payment of fees on issuance of preferred stock                                    (505)             -
     Proceeds from issuance of common and preferred stock,
          net of offering costs                                                          12              -
     Dividends paid                                                                    (241)             (349)
                                                                                ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           142,267            38,074

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (116)            1,234
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,687             1,544
                                                                                ---------------------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     1,571           $ 2,778
                                                                                =================================



     The accompanying notes are an integral part of these consolidated financial statements


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods then ended are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and changes in cash flows for the three month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 annual report on Form 10-KSB for the Company. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the operating results for the full year.

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

     The Company financed the acquisition of the Permian Basin Properties with a new $130.0 million credit facility (the "New Credit Facility") and a senior subordinated credit facility of $60.0 million (the "Bridge Loan Facility"). Borrowings of $119.5 million under the New Credit Facility and $60.0 million under the Bridge Loan Facility were used to pay the $123.0 million balance of the $133.0 million net purchase price for the Permian Basin Properties, to repay the $53.7 million in outstanding indebtedness as of April 30, 1997 under the Company's previous $100.0 million credit facility and to pay the costs associated with the Permian Basin acquisition and the related financings.

     On May 28, 1997, the Company completed an offering of $140,000,000 aggregate principal amount of its 10% Senior Notes due 2007 (the "Notes"). Interest on the Notes will accrue from their date of original issuance and will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 1997, at the rate of 10% per annum. The Notes will be redeemable, in whole or in part, at the option of the Company on or after June 1, 2002, at the redemption prices set forth herein, plus accrued interest to the date of redemption. The Notes will be general unsecured obligations of the
Company and will rank pari passu with any unsubordinated indebtedness of the Company and will rank senior in right of payment to all subordinated obligations of the Company. The net proceeds from the offering were approximately $135.5 million after deducting estimated fees and expenses of $4.5 million payable by the Company. The Company utilized the net proceeds to repay the $60.0 million of outstanding indebtedness under the Bridge Loan Facility and to reduce indebtedness under the New Credit Facility by approximately $75.5 million. As of June 30, 1997, the Company had approximately $47 million of secured indebtedness outstanding (excluding unused commitments of $13 million under the New Credit Facility).

                          PART II -- OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K
             --------------------------------
(a) Exhibits
    --------

3.1 & 4.1       Articles    of  Incorporation   (Incorporated  by  reference  to
                Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2       Articles of Amendment to Articles of Incorporation (Incorporated
                by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3       Articles of Amendment to Articles of Incorporation (Incorporated
                by reference to Registration Statement on Form SB-2, File No.33-
                66190)
3.4 & 4.4       Articles of Amendment to Articles of Incorporation (Incorporated
                by reference to Registration Statement on Form S-3, File No.333-
                30453)
3.5 & 4.5       By-Laws,    as   Amended    (Incorporated   by   reference    to
                Registration Statement on Form SB-2, File No.  33-66190)
3.6 & 4.6       Certificate  of  Designation  of  1996 Series A  Preferred Stock
                (Incorporated by reference to Form 8-K dated  December 26, 1996, filed January 3, 1997)
3.7 & 4.7       Amendment  to  Certificate  of  Designations  for  1996 Series A
                Convertible  Preferred  Stock  (Incorporated  by   reference  to
                Registration Statement on Form S-3, File No. 333-30453)
4.8             Indenture dated May 29, 1997  between  Magnum  Hunter Resources, the subsidiary guarantors named therein and First Union National
                Bank of North Carolina, as Trustee (Incorporated by reference to
                Registration Statement on Form S-4, File No. 333-31149)
4.9             Form of 10% Senior Note due 2007 (Incorporated by   reference to
                Registration Statement on Form S-4, File No.333-31149)
10.1            Amended and  Restated  Credit  Agreement, dated  April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers Trust Company,
                et al. (Incorporated by reference to  Registration  Statement on
                Form S-4, File No. 333-31149)
10.2            First Amendment to Amended and Restated Credit  Agreement, dated
                April 30, 1997, between Magnum HunterResources, Inc. and Bankers
                Trust Company, et al. (Incorporated by reference to Registration
                Statement on Form S-4, File No. 333-31149)
10.3            Employment Agreement for Gary C. Evans(Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.4            Employment  Agreement  for  Matthew  C.  Lutz  (Incorporated  by
                reference to Registration Statement on Form S-4,   File No. 333-
                2290)
10.5            Stock Purchase Agreement among Magnum Hunter Resources, Inc. and
                Trust Company of the West and TCW Asset Management Company, in the capacities described herein, TCW Debt and Royalty Fund IVB and TCW Debt and Royalty Fund IVC, dated as of December 6, 1996
                (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
10.6            Registration Rights Agreement,dated May 29, 1997, between Magnum
                Hunter Resources, Inc. and Bankers
                Trust Company, et al. (Incorporated by reference to Registration
                Statement on Form S-4, File No. 333-31149)
10.7            Purchase and Sale Agreement, dated May 17, 1996 between Meridian
                Oil, Inc. and ConMag Energy
                Corporation (Incorporated by reference  to Form 8-K, dated  June
                28, 1996, filed July 12, 1996)
10.8            Purchase  and  Sale  Agreement,  dated  February 27, 1997  among
                Burlington Resources Oil and Gas Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to
                Form 8-K, dated April 30, 1997, filed May 12, 1997)


(b)   Reports on Form 8-K
      -------------------

       Items Reported              F/S Included                                Date of Event     Date Filed
       --------------              ------------                                -------------     -----------

(1)      Items 2 and 7             Historical Financial Statements             April 30, 1997     May 14, 1997
                                   of Permian Basin Properties
                                   and Pro Forma financial information

(2)      Item 5                    N/A                                         May 20, 1997       May 20, 1997

(2)      Item 5                    N/A                                         May 30, 1997       May 30, 1997



                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                     August 14 , 1997
  ----------------------------
  Gary C. Evans
  President, Chief Executive Officer and
  Chief Financial Officer



By /s/ David S. Krueger                                  August 14 , 1997
   ---------------------------
   David S. Krueger
   Vice President and
   Chief Accounting Officer