Form 10QSB
period 1997-09-30
MAGNUM HUNTER RESOURCES INC
filed 1997-11-05
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

(Check one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended   September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 5, 1997: 13,911,243

Transitional Small Business Disclosure Format (Check one) Yes         No     X

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

The consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter" or the "Company") required by Item 310(b) of Regulation S-B follow "Item
2. Management's Discussion and Analysis or Plan of Operation".


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

In June 1996, the Company acquired the Panoma Properties, which include interests in 520 gas wells (including third party) in the Texas Panhandle and Western Oklahoma and an adjoining 427-mile gas gathering system, from Burlington Resources Inc. for $34.7 million. The Company assumed operations of nearly all the wells and of the gathering system and began planning for increased density development drilling in the Panoma area.

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

On April 29, 1997, the Company received and accepted two new loan commitments from Bankers Trust Company, as Agent, and other banks for senior credit facilities for the Company and several of its subsidiaries. The two new senior credit facilities were structured as a $130 million revolving line of credit with a term of five years and a $60 million one year senior subordinated bridge facility convertible into a five year term loan. The new credit facilities were conditioned, among other things, upon the closing of the Permian Basin Properties from Burlington, which took place April 30, 1997.

The revolving line of credit gives the Company the flexibility of choosing a range of either "LIBOR" or "Prime" based interest rate options. This new credit facility replaced the previously existing $100 million revolving credit facility.

On May 29, 1997, the Company placed, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. The Notes have a 10% coupon, with interest payable on June 1 and December 1, commencing on December 1, 1997. There is no restriction on the ability of any consolidated or unconsolidated subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's outstanding bridge loan facility in the principal amount of $60 million with the remaining proceeds used to repay a substantial portion of the Company's outstanding revolving credit facility. At that time, the maximum commitment under the revolving credit facility was reduced from $130 million to $75 million, with a borrowing base of $60 million. The credit facility was amended as of September 30, 1997, to increase the maximum commitment from $75 million to $125 million, increase the borrowing base by $5 million to $65 million, and modify the interest expense coverage ratio test.

Results of Operations for the Nine Month Periods in 1997 and 1996

As discussed above, the Company acquired the Panoma Properties in June 1996, the McLean Gas Plant in January 1997, and the Permian Basin Properties in April 1997. As such, the results of operations for the nine month period ended September 30, 1997, included nine months of operations for Panoma and McLean and five months for Permian Basin, while the corresponding period in 1996 contained three months of operations for Panoma and no results related to McLean and Permian Basin. Unless otherwise stated, the increases in the 1997 interim period over the 1996 period were substantially the result of these acquisitions.

Oil and natural gas sales were $22,793,000 in 1997, a 259% increase over 1996. In 1997, the Company sold 489,771 barrels of oil, a 250% increase, and 6,450,700 Mcf of gas, a 295% increase. The price received for oil was $17.79 per barrel and for gas was $2.18 per Mcf in 1997, representing an 11% decrease in oil price and a 2% decrease in gas price compared to 1996. Oil and natural gas production costs increased 270% to $8,521,000 in 1997 over 1996. The gross operating margin from oil and natural gas production was $14,272,000 in 1997, a 252% increase over 1996, principally due to the volume increase of oil and gas sold. On an equivalent unit basis, the gross margin was $1.52 per Mcfe in 1997 versus $1.64 in 1996, a 7% decrease, principally due to decline in sales price received for both oil and gas between 1996 and 1997.

Gas gathering, marketing, and processing revenues were $7,721,000 in the 1997 period, a 146% increase over 1996, principally as a result of the acquisition of the Panoma Gas Gathering System and the McLean Gas Plant. Costs from these activities were $5,803,000 in 1997, a 121% increase over 1996. Gross operating margin was $1,918,000 in 1997 versus $514,000 in 1996, a 273% increase. As a result of the acquisition of the Panoma System, total gathering system throughput increased 100% to

20,193 Mcf per day in 1997 compared with 10,078 Mcf per day in 1996. Due to the McLean Plant acquisition, natural gas plant processing throughput was 14,512 Mcf per day in 1997 versus none reported in 1996. Gross operating margin from gathering operations was $0.24 per Mcf of throughput in 1997 versus $0.29 per Mcf in 1996. The gross operating margin from natural gas processing was $0.23 per Mcf of throughput versus none reported in 1996.

Revenues from oil field services and international sales were $3,792,000 in 1997, a $3,407,000 increase over 1996, principally due to an increase in sales of Hunter Butcher International, L.L.C. in the amount of $3,398,000. Operating costs were $3,482,000 in 1997, a $2,961,000 increase over 1996, also principally due to Hunter Butcher. The gross operating margin from these activities was $310,000 in 1997 versus a loss of $136,000 in the 1996 period. The margin from Hunter Butcher operations was $60,000 in 1997 versus $32,000 in 1996. Oil field services produced an operating margin of $250,000 in 1997 versus a loss of $168,000 in 1996.

Depreciation and depletion expense increased 356% to $8,607,000 in 1997 due to the acquisitions. Depletion expense on oil and gas production in 1997 was $8,025,000, or $0.85 per Mcfe, versus $1,625,000, or $0.66 per Mcfe in 1996.
General and administrative expense was $1,128,000 in 1997, a 68% increase over 1996, due to increased staffing and other costs as a result of the acquisitions.

Operating profit increased to $6,765,000 in 1997 from $1,872,000 in 1996, a 261% increase. Other income increased 184% to $608,000 due to a gain on sale of marketable securities. Interest expense increased to $9,298,000 in 1997 from $1,550,000 in 1996, an increase of 500%, due to increased levels of borrowing under the Company's revolving credit lines with banks, the 10% Senior Notes, and bridge financing used to fund the acquisitions previously mentioned. The Company incurred a net loss before income tax and minority interest of $1,925,000 in 1997, versus net income of $536,000 in 1996, principally due to interest expense on the acquisitions exceeding operating income and due to the higher charge for depreciation and depletion. The Company provided for a deferred income tax benefit of $732,000 on this loss in 1997 versus deferred income tax expense of $204,000 in 1996. After recording a $40,000 minority interest in Hunter Butcher, the Company reported a net loss in 1997 before extraordinary items of $1,234,000, or $0.14 per common share, versus a $332,000 net profit, or no cents per common share, in 1996.

The Company realized an extraordinary loss of $1,384,000 ($0.10 per common share) as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the new 10% Senior Notes financing and amended revolving credit agreements with banks arranged to facilitate the $133 million purchase of the Permian Basin Properties from Burlington Resources Inc. The net loss in 1997, after the extraordinary charge applicable to common shareholders was $3,275,000 ($0.24 per common share) compared to a loss of $50,000 (no cents per common share) in 1996. The Company accrued $657,000 in dividends on its preferred stock in 1997 versus $382,000 in 1996.

Results of Operations for the Three Month Periods in 1997 and 1996

The results of operations for the three month period ended September 30, 1997, included three months of operations for Panoma, McLean, and Permian Basin, while the corresponding period in 1996 contained three months of operations for Panoma and none for McLean and Permian. Unless otherwise stated, the increases in the 1997 interim period over the 1996 period were substantially the result of these acquisitions.

Oil and natural gas sales were $11,002,000 in 1997, a 211% increase over 1996. The Company sold 250,019 barrels of oil, a 400% increase, and 3,118,351 Mcf of gas, a 173% increase, in 1997. The price received for oil was $17.28 per barrel and for gas was $2.14 per Mcf in 1997, representing an 18% decrease in oil price and a 1% decrease in gas price in 1997 compared to 1996. Oil and natural gas production costs increased 221% to $3,781,000 in 1997 over 1996. The gross operating margin from oil and natural gas production was $7,221,000 in 1997, a 206% increase over 1996. On an equivalent unit basis, the gross margin was $1.56 per Mcfe in 1997 versus $1.63 in 1996, a 4% decrease. The sales price declined 3% to $2.38 per Mcfe while production costs were $0.82 per Mcfe in both 1996 and 1997. These production costs are inclusive of gathering and overhead charges of $0.12 per Mcfe in 1997. The overall increase in the gross operating margin from 1996 to 1997 was principally due to the 220% increase in Mcfe sold, from 1,444,264 Mcfe to 4,618,465 Mcfe.

Gas gathering, marketing, and processing revenues were $2,438,000 in the 1997 period, a 51% increase over 1996, principally as a result of the acquisition of the McLean Gas Plant. Costs from these activities were $1,865,000 in 1997, a 42% increase over 1996. Gross operating margin was $573,000 in 1997 versus $300,000 in 1996, a 91% increase. Gathering system throughput decreased 4% to 20,442 Mcf per day in 1997 compared with 21,310 Mcf per day in 1996. Due to the McLean Plant acquisition, natural gas plant processing throughput was 15,615 Mcf per day in 1997 versus none reported in 1996. Gross operating margin from gathering operations was $0.16 per Mcf of throughput in 1997 versus $0.30 per Mcf in 1996. The gross operating margin from natural gas processing was $0.25 per Mcf of throughput in 1997 versus none reported in 1996.

Revenues from oil field services and international sales was $186,000 in 1997, a 1% increase over 1996. Operating costs decreased 70% to $58,000 in 1997 from 1996 due to an increased allocation of operating costs to oil and gas production costs. The gross operating margin from these activities was $128,000 in 1997 versus a loss of $10,000 in the 1996 period.

Depreciation and depletion expense increased 416% to $4,147,000 in 1997 due to the acquisitions. Depletion expense on oil and gas production was $3,945,000, or $0.85 per Mcfe, in 1997 versus $650,000, or $0.45 per Mcfe in 1996. General and administrative expense was $477,000 in 1997, a 110% increase over 1996, due to increased staffing and other costs as a result of the acquisitions.

Operating profit increased to $3,298,000 in 1997 from $1,616,000 in 1996, a 104% increase. Other income was $453,000 in 1997, an increase of $425,000, due to a gain on sale of marketable securities. Interest expense increased to $4,540,000 in 1997 from $1,051,000 in 1996, an increase of 332%, due to increased levels of borrowing under the Company's revolving credit lines with banks and the 10% Senior Notes used to fund the acquisitions previously mentioned. The Company incurred a net loss before income tax and minority interest of $789,000 in 1997, versus income of $593,000 in 1996, principally due to interest expense on the acquisitions exceeding operating income, inclusive of depreciation and depletion in the total amount of $1,242,000. The Company provided for a deferred income tax benefit of $300,000 on this loss in 1997 versus deferred income tax expense of $204,000 in 1996. The Company reported a net loss of $509,000, or $0.05 per common share, in 1997 versus income of $389,000, or $0.03 per common share in 1996. The Company accrued $219,000 in dividends on its preferred stock in 1997 versus $42,000 in 1996.

Liquidity and Capital Resources

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

On April 30, 1997 the Company closed the acquisition of the Permian Basin Properties for a net purchase price of approximately $133.0 million. At the same time, the Company's previously existing $100.0 million credit facility was replaced by two new credit facilities, the $130.0 million Credit Facility and the $60.0 million Term Loan Facility, for a total of $190.0 million. The initial advances under these new facilities totaled $179.5 million, including funds to complete the Permian Basin Acquisition, to pay principal and accrued interest remaining on the Company's previous credit facility, and to provide cash for working capital purposes.

On May 29, 1997 the Company sold, through a Rule 144A private placement offering, $140.0 million aggregate principal amount of Notes. Net proceeds from the sale of the Notes were used to completely repay the Company's Term Loan Facility in the principal amount of $60.0 million and to repay a substantial portion of the amount outstanding under the Credit Facility. The Notes have a 10% coupon, with interest payable on June 1 and December 1 commencing on December 1, 1997. After pay down, the Credit Facility was reduced from $130.0 million to $75.0 million, with a Borrowing Base of $60.0 million. Total long-term debt under the Credit Facility at September 30, 1997 was $48.0 million, leaving $12.0 million available to draw at such time, prior to the amendment discussed below and the next Borrowing Base redetermination based upon financial results of the Company. At October 29, 1997, total long-term debt under the Credit Facility was $50.0 million, leaving $10.0 million available to draw at such time. At September 30, 1997, the Company has $3.1 million in cash and cash equivalents and $2.1 million in net working capital, in addition to the funds available under the Credit Facility. The Company recently amended its Credit Facility with its lenders resulting in an increase of the amount of the Credit Facility to $125.0 million, an increase of the Borrowing Base to $65.0 million and a modification of the interest expense coverage ratio covenant.

The Company has called its publicly traded Warrants for redemption on November 7, 1997 at a redemption price of $0.02 per Warrant. The Warrants are presently exercisable for Common Stock at an exercise price of $5.50 per share. Because the closing sale price of the Common Stock on November 3, 1997 was $7.75 per share, the Company anticipates that substantially all of the Warrants will be exercised. Assuming that all the Warrants are exercised, the Company will receive cash proceeds in the amount of approximately $4.7 million.

On October 30, 1997 the Company announced that it had filed a registration statement with the Securities and Exchange Commission to register 6.5 million shares of common stock to be sold to the public ("Offering"). The proceeds received from the Offering will be used to repay substantially all of the outstanding indebtedness under the Credit Facility. The Company intends to reborrow amounts under the Credit Facility to fund exploration and development activities, potentially expand operations, including acquisitions, and other general corporate purposes.

For fiscal 1997 the Company is currently projecting that it will spend approximately $20.0 million on development and exploration activities, including $5.0 million budgeted for development projects on the Permian Basin Properties and $3.0 million budgeted for exploration projects. In addition, with respect to the recently closed Permian Basin Acquisition, the Company anticipates that it will spend approximately $38.1 million over a four year period beginning in 1997 in a development program to enhance an existing waterflood project in the Westbrook Field located in Mitchell County, Texas. For fiscal 1998, the Company has budgeted approximately $36.0 million on development and exploration activities, of which $6.0 million is projected to be spent on exploration projects. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $15.0 million as of November 3, 1997) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future. As referenced above, the Company plans on applying the net proceeds received from the Offering and the proceeds received from full exercise of the Warrants to the outstanding debt balance on the Credit Facility. Adjusting for these items and depending upon the final sales price of the Company's common stock, the Company anticipates having approximately $65 million available for borrowing under the Credit Facility.

Inflation and Changes in Prices

During the past several years, the Company has experienced some inflation in oil and natural gas prices with moderate increases in property acquisition and development costs. During 1996, the Company received somewhat higher commodity prices for the natural resources produced from its properties. The results of operations and cash flow of the Company have been, and will continue to be affected to a certain extent, by the volatility in oil and natural gas prices. Should the Company experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effect of fluctuations in crude oil and natural gas prices. It is policy of the Company not to enter into any such arrangements which exceed 50% of the Company's oil and natural gas production during the next 12 months.

The Company markets gas for its own account, which exposes the Company to the attendant commodities risk. Substantially all of the Company's gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices.

Hedging Activity

Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. As of September 30, 1997, the Company had 33% of its oil production and 43% of its gas production hedged. At September 30, 1997, the Company had open contracts for oil price collars of 30,000 Bbls of oil per month (with cap and floor prices of $23.25 and $18.50, respectively) through December 1998. At September 30, 1997, the Company had open contracts for gas price swaps of 100,000 MMBtu of gas per month at $1.905 per MMBtu through January 1998, 100,000 MMBtu of gas per month at $1.77 per MMBtu through January 1998 and 300,000 MMBtu of gas per month at an average price of $2.67 per MMBtu through March 1998. The average Btu content of gas produced by the Company exceeds 1,100 Btu per Mcf of gas. Therefore, each of the above gas prices should be increased by 10% to reflect the actual gas price per Mcf received by the Company. All of these swaps are against the El Paso Permian Basin Index. These contracts expire monthly. The gains and losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold.

Year 2000 Modification

The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                                                                   September 30,
                                                                                      1997
                                                                                 ----------------

                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $      3,081
     Accounts receivable
      Trade, net of allowance of $133                                                  14,211
      Due from affiliates                                                                 119
   Notes receivable from affiliate                                                        412
     Current portion of long-term note receivable                                         619
     Prepaid and other                                                                  1,024
                                                                                ---------------
          TOTAL CURRENT ASSETS                                                         19,466
                                                                                ---------------
PROPERTY, PLANT AND EQUIPMENT
     Oil and gas properties, full cost method
          Unproved                                                                        460
          Proved                                                                      215,513
     Pipelines                                                                          9,841
     Other property                                                                       653
                                                                                ----------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT                                         226,467
     Accumulated depreciation, depletion and impairment                               (13,467)
                                                                                ----------------
          NET PROPERTY, PLANT AND EQUIPMENT                                           213,000

OTHER ASSETS
     Deposits and other assets                                                          6,046
     Long-term notes receivable, net of imputed interest                                1,646
                                                                                ----------------
                                            TOTAL ASSETS                         $    240,158
                                                                                ================


                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade payables and accrued liabilities                                       $     13,753
    Dividends payable                                                                     219
    Suspended revenue payable                                                             846
    Current maturities of long-term debt                                                   22
    Notes payable                                                                       2,699
                                                                                ----------------
          TOTAL CURRENT LIABILITIES                                                    17,539
                                                                                ----------------
LONG-TERM LIABILITIES
   Long-term debt, less current maturities                                            188,027
   Production payment liability                                                           790
     Deferred income taxes                                                              1,858
     Minority interest                                                                     40

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value; 10,000,000 shares authorized,
         216,000  designated as Series A; 80,000 shares issued and  outstanding,
     liquidation  amount  $0                                                              -
         1,000,000  shares  designated  as  1996  Series  A
     Convertible; 1,000,000 issued and outstanding, liquidation
           amount $10,000,000                                                               1
     Common stock - $.002 par value; 50,000,000 shares authorized,
       14,271,975 shares issued                                                            29
   Additional paid-in capital                                                          40,291
       Accumulated deficit                                                             (8,416)
                                                                                -----------------
                                                                                       31,905
      Treasury stock (538,633 shares of common stock)                                      (1)
                                                                                -----------------
            TOTAL STOCKHOLDERS' EQUITY                                                 31,904
                                                                                -----------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     240,158
                                                                                =================


       The accompanying notes are an integral part of these consolidated financial statements.


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except for per share amounts)


                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                September 30,
                                                                      --------------------------------------------------------------
                                                                          1997          1996           1997         1996
                                                                      --------------------------------------------------------------

Operating Revenues:
     Oil and gas sales                                                $   11,002   $   3,536      $   22,793       $   6,357
     Gas gathering,  marketing and processing                              2,438       1,615           7,721           3,143
     Oil field services and international sales                              186         184           3,792             385
                                                                      --------------------------------------------------------------
Total Operating Revenues                                                  13,626       5,335          34,306           9,885
                                                                      --------------------------------------------------------------
Operating Costs and Expenses
     Oil and gas production                                                3,781       1,179           8,521           2,305
     Gas gathering, marketing and processing                               1,865       1,315           5,803           2,629
     Oil field services and international sales                               58         194           3,482             521
     Depreciation and depletion                                            4,147         804           8,607           1,888
     General and administrative                                              477         227           1,128             670
                                                                      --------------------------------------------------------------
Total Operating Costs and Expenses                                        10,328       3,719          27,541           8,013
                                                                      --------------------------------------------------------------
Operating Profit (Loss)                                                    3,298       1,616           6,765           1,872
     Other income                                                            453          28             608             214
     Interest expense                                                     (4,540)     (1,051)         (9,298)         (1,550)
                                                                      --------------------------------------------------------------
Net Income (Loss) before income tax and minority interest                   (789)        593          (1,925)            536
     Benefit (Provision) for deferred income tax                             300        (204)            731            (204)
                                                                      --------------------------------------------------------------
Net Income (Loss) before minority interest                                  (489)        389          (1,194)            332
     Minority interest in subsidiary earnings                                (20)         -              (40)             -
                                                                      --------------------------------------------------------------
Net Income (Loss) Before Extraordinary Loss                                 (509)        389          (1,234)            332
Extraordinary Loss From Early Extinguishment of Debt                          -           -           (1,384)             -
                                                                      --------------------------------------------------------------
Net Income (Loss)                                                           (509)        389          (2,618)            332
     Dividends Applicable to Preferred Stock                                (219)        (42)           (657)           (382)
                                                                      --------------------------------------------------------------
Loss Applicable to Common Shares                                      $     (728)  $     347      $   (3,275)      $     (50)
                                                                      ==============================================================
Loss Before Extraordinary Loss per Common Share                       $    (0.05)  $    0.03      $    (0.14)      $     0.00
Extraordinary Loss per Common Share                                   $      -     $              $    (0.10)      $      -
                                                                      --------------------------------------------------------------
Loss per Common Share                                                 $    (0.05)  $    0.03      $    (0.24)      $     0.00
                                                                      ==============================================================
Common Shares Used In Per Share Calculation                            13,687,278    12,924,967      13,659,170      12,084,041
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



                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                        -------------------------------
                                                                                              1997              1996
                                                                                        -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                                $   (2,618)          $   332
       Adjustments to reconcile net income (loss) to cash provided by
       (used for) operating activities:
          Extraordinary loss                                                                 1,384                -
          Depreciation and depletion                                                         8,607             1,888
          Amortization of financing fees                                                       330                -
          Deferred income taxes                                                               (732)              204
          Minority interest                                                                     40                -
          (Gain) Loss on sale of assets                                                       (333)             (143)
          Other                                                                                 32                -
          Change in certain assets and liabilities
              Accounts and notes receivables                                                (9,717)           (2,317)
              Other current assets                                                            (972)             (160)
              Deposits and other assets                                                          -              (376)
              Accounts payable and accrued liabilities                                       9,875             2,436
                                                                                        -------------------------------
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                                     $    5,897           $ 1,864
                                                                                        -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                                          953               188
     Additions to property and equipment                                                  (148,429)          (38,787)
     Loan made for promissory note receivable                                                 (666)               -
     Payments received on promissory note receivable                                           183                -
                                                                                        -------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                     (147,959)          (38,599)
                                                                                        -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt and production payment                       337,500            55,313
     Fees paid related to financing activities                                              (7,936)               -
     Proceeds from short-term notes payable                                                  2,699                -
     Payments of principal on long-term debt and production payment                       (188,364)          (17,710)
     Payment of fees on issuance of preferred stock                                           (505)               -
     Proceeds from issuance of common and preferred stock,
          net of offering costs                                                                522                -
     Redemption of preferred stock                                                              -               (295)
     Dividends paid                                                                           (460)             (438)
                                                                                        -------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  143,456            36,870
                                                                                        -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,394               135
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             1,687             1,544
                                                                                        -------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   3,081           $ 1,679
                                                                                        ===============================


                           The accompanying notes are an integral part of these consolidated financial statements



                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September, 1997
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods then ended are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and changes in cash flows for the three month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 annual report on Form 10-KSB for the Company. The results of operations for the nine and three month periods ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company are direct Guarantors of the Company's Section 144 A Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries), and the Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined that such information is not material to investors. There is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

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

The Company financed the acquisition of the Permian Basin Properties with a new $130.0 million credit facility (the "New Credit Facility") and a senior subordinated credit facility of $60.0 million (the "Bridge Loan Facility"). Borrowings of $119.5 million under the New Credit Facility and $60.0 million under the Bridge Loan Facility were used to pay the $123.0 million balance of the $133.0 million net purchase price for the Permian Basin Properties, to repay the $53.7 million in outstanding indebtedness as of April 30, 1997 under the Company's previous $100.0 million credit facility, and to pay the costs associated with the Permian Basin acquisition and the related financings.

On May 28, 1997, the Company completed an offering of $140,000,000 aggregate principal amount of its 10% Senior Notes due 2007 (the "Notes"). Interest on the Notes accrue from their date of original issuance and are payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 1997, at the rate of 10% per annum. The Notes are redeemable, in whole or in part, at the option of the Company on or after June 1, 2002, at decreasing redemption prices, plus accrued interest to the date of redemption. The Notes are general unsecured obligations of the Company and rank pari passu with any unsubordinated indebtedness of the Company and rank senior in right of payment to all subordinated obligations of the Company. The net proceeds from the offering were approximately $135.5 million after deducting fees and expenses of approximately $4.5 million payable by the Company. The Company utilized the net proceeds to repay the $60.0 million of outstanding indebtedness under the Bridge Loan Facility and to reduce indebtedness under the New Credit Facility by approximately $75.0 million. Concurrent with the pay-down, the Borrowing Base was set at $60.0 million. Total long-term debt under the Credit Facility at September 30, 1997 was $48.0 million. The Company recently amended its Credit Facility with its liabilities effective as of September 30, 1997, to increase the amount of the Credit Facility to $125.0 million, to increase the amount of the borrowing base to $65.0 million, and to modify a loan covenant.

The Company has called its publically traded Warrants for redemption on November 7, 1997 at a redemption price of $0.02 per Warrant. The Warrants are presently exercisable for Common Stock at an exercise price of $5.50 per share. The Company anticipates that substantially all the Warrants will be exercised, and if so, the Company will receive cash proceeds in the amount of approximately $4.7 million.

On October 30, 1997, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register 6.5 million shares of common stock to be sold by the Company and an additional 150,000 shares of common stock to be sold by a selling shareholder. The proceeds received from the sale of shares by the Company will be used to repay substantially all of the outstanding indebtedness under the Company's senior bank credit facility.

On November 4, 1997 the Company announced that one of its wholly-owned subsidiaries, Hunter Gas Gathering, Inc., entered into a non-binding letter of intent to acquire a 30% ownership interest in a privately held gas marketing company for an estimated consideration of approximately $5 million payable by the Company in restricted common stock. The proposed transaction is subject to due diligence, negotiation of a definitive agreement and other contingencies.

                          PART II -- OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

     An annual meeting of the stockholders of the Company was held on the 26th day of August, 1997. The results of the voting for (i) the election of directors and (ii) the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors was as follows:

     (1) For each director:

     Gary C. Evans: 10,670,054 shares voted in favor of the nominee, 10,720 shares voted against the nominee and 14,342 shares abstained from voting.

     Matthew C. Lutz: 10,669,799 shares voted in favor of the nominee, 10,720 shares voted against the nominee and 14,597 shares abstained from voting.

     Gerald W. Bolfing: 10,669,699 shares voted in favor of the nominee, 10,820 shares voted against the nominee and 14,597 shares abstained from voting.

     Oscar C. Lindemann: 10,668,099 shares voted in favor of the nominee, 12,420 shares voted against the nominee and 14,597 shares abstained from voting.

     John H. Trescot, Jr.: 10,668,099 shares voted in favor of the nominee, 12,420 shares voted against the nominee and 14,597 shares abstained from voting.

     James E. Upfield: 10,668,199 shares voted in favor of the nominee, 12,320 shares voted against the nominee and 14,597 shares abstained from voting.

     (2) For the ratification of the appointment of Deloitte & Touche LLP as the Corporation's independent auditors: 10,653,272 shares voted in favor of the above-described proposal, 23,494 shares voted against the above-described proposal and 18,350 shares abstained from voting.

Item 6.          Exhibits and Reports on Form 8-K
(a)              Exhibits

3.1 & 4.1        Articles of Incorporation (Incorporated by reference to
                 Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2        Articles  of  Amendment to Articles of  Incorporation
                 (Incorporated by reference to Form  10-K for the year ended
                 December 31, 1990)
3.3 & 4.3        Articles of Amendment to Articles of Incorporation(Incorporated
                 by reference to  Registration Statement on Form SB-2, File No.
                 33-66190)
3.4 & 4.4        Articles of Amendment  to Articles  of  Incorporation
                 (Incorporated by reference to  Registration Statement on
                 Form S-3, File No. 333-30453)
3.5 & 4.5        By-Laws, as Amended (Incorporated by  reference to Registration
                 Statement on Form SB-2File No. 33-66190)
3.6 & 4.6        Certificate of Designation of 1996 Series A Preferred Stock
                 (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7        Amendment to Certificate  of  Designations  for  1996 Series A
                 Convertible Preferred Stock (Incorporated by reference to
                 Registration Statement on Form S-3, File No. 333-30453)
4.8              Indenture  dated May 29, 1997 between Magnum  Hunter Resources, the subsidiary  guarantors  named therein
                 and First Union National Bank of North  Carolina, as Trustee
                 (Incorporated by Reference to Registration Statement on Form
                 S-4 File No. 333- 31149)
4.9              Form of 10% Senior Note due 2007 (Incorporated by Reference to
                 Registration Statement on Form S-4 File No.
                 333- 31149)
10.1             Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources,Inc. and Bankers Trust Company,
                 et al. (Incorporated by Reference to Registration Statement on
                 Form S-4 File No.333- 31149)
10.2             First Amendment to Amended and Restated Credit Agreement, dated
                 April 30, 1997, between Magnum Hunter Resources, Inc. and
                 Bankers Trust Company, et al (Incorporated by Reference to
                 Registration Statement on Form S-4 File No. 333- 31149)
10.3  *          Second Amendment to the Amended and Restated Credit Agreement
                 dated April 30, 1997, between Magnum Hunter Resources, Inc. and
                 Bankers Trust Company, et al.
10.4             Employment Agreementfor Gary C Evans (Incorporated by reference to Registration Statement on Form S-4,File No. 333-2290)
10.5             Employment Agreement for Matthew C.Lutz Incorporated by
                 reference to Registration Statement on Form S-4,File No.
                 333-2290)
10.6             Stock Purchase Agreement among Magnum Hunter Resources, Inc.
                 and Trust Company of the West and TCW Asset Management Company,
                 in the capacities described herein, TCW Debt and Royalty Fund
                 IVB and TCW Debt and Royalty  Fund IVC, dated as of December 6,
                 1996(Incorporated by reference to Form 8-K dated   December 26,
                 1996, filed January 3, 1997)
10.7             Registration Rights  Agreement, dated May  29, 1997, between
                 Magnum Hunter Resources, Inc. and Bankers Trust Company, et al.
                 (Incorporated by Reference to Registration Statementon Form S-4
                 File No.333-31149)
10.8             Purchase  and Sale  Agreement,  dated  May   17, 1996 between
                 Meridian Oil, Inc. and ConMag Energy Corporation (Incorporated
                 by reference  to Form 8-K, dated June 28, 1996, filed July 12,
                 1996)
10.9             Purchase and Sale Agreement,  dated February 27, 1997  among
                 Burlington Resources Oil and Gas Company, Glacier Park Company and Magnum Hunter Production, Inc (Incorporated by reference to
                 Form 8-K, dated  April 30, 1997, filed May 12, 1997)

       *         Filed herewith

(b)              Reports on Form 8-K

Items Reported   F/S Included           Date of Event             Date Filed

None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans
   ---------------------------                                November 5, 1997
   Gary C. Evans
   President and Chief Executive Officer


By /s/ Chris Tong                                             November 5, 1997
   ----------------------------
   Chris Tong
   Sr. Vice President and
   Chief Financial Officer


By  /s/ David S. Krueger                                      November 5 , 1997
    ---------------------------
    David S. Krueger
    Vice President and
    Chief Accounting Officer


By /s/ Morgan F. Johnston                                     November 5, 1997
   -----------------------------
   Morgan F. Johnston
   Vice President, General Counsel and
   Secretary