Form 10KSB
period 1997-12-31
MAGNUM HUNTER RESOURCES INC
filed 1998-04-09
CIK 854271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997


         [ ]      Transition   Report  under  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the transition period from __________ to ___________ .


                           Commission File No. 1-12508

                          MAGNUM HUNTER RESOURCES, INC.
                 (Name of small business issuer in its charter)
         Nevada                                                  87-0462881
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)


           600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039
               (Address of principal executive offices) (zip code)


Issuer's telephone number, including area code:  (972) 401-0752

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

Common Stock ($.002 par value)                        American Stock Exchange
------------------------------                        -----------------------

Securities registered under Section 12(g) of the Act:  None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 2 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 da Yes X No

Check if no disclosure of delinquent filers in response to Item 405 of regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Issuer's revenues for its most recent fiscal year: $49,923,000

As of March 27, 1998, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the American Stock Exchange, was $94,578,801.

The number of shares outstanding of the Issuer's common stock at December 31, 1997: 21,738,320

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1     Description of Business.............................................1
Item 2     Description of Properties..........................................11
Item 3     Legal Proceedings..................................................17
Item 4     Submission of Matters to a Vote of Security Shareholders...........17


                                     PART II

Item 5     Market for Common Equity and Related Stockholder Matters...........17
Item 6     Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................18
Item 7     Consolidated Financial Statements..................................25
Item 8     Change in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........................26

                                    PART III

Item 9     Directors Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................26
Item 10   Executive Compensation..............................................30
Item 11   Security Ownership of Certain Beneficial Owners and Management......33
Item 12   Certain Relationships and Related Transactions......................33
Item 13   Exhibits and Reports on Form 8-K....................................34

Item 1.           Description of Business

The Company
-----------

       Magnum Hunter Resources, Inc., a Nevada corporation ("Magnum Hunter" or the "Company"), is an independent energy company engaged in the exploitation and development, acquisition, exploration and operation of oil and gas properties with a geographic focus in Texas, Oklahoma and New Mexico. In December 1995, the Company consummated the acquisition of all of the subsidiaries of Hunter Resources, Inc., a Pennsylvania corporation (the "Magnum Hunter Combination"), and the management of Hunter Resources, Inc. assumed operating control of the Company. The new management implemented a business strategy that emphasized acquisitions of long-lived proved reserves with significant exploitation and development opportunities where the Company generally could control the operations of the properties. As part of this strategy, in June 1996 the Company acquired the Panoma Properties (as defined herein) from Burlington Resources Inc. ("Burlington") for a net purchase price of $34.7 million (the "Panoma Acquisition"). Additionally, in April 1997 the Company acquired the Permian Basin Properties (as defined herein) from Burlington for a net purchase price of $133.8 million (the "Permian Basin Acquisition"). The Company presently intends to focus its efforts on its substantial inventory of exploitation and development opportunities, further acquisitions and, to a lesser extent, selected exploratory drilling prospects. The Company has identified over 600 development drilling locations (including both production and injection wells) on its properties, substantially all of which are low-risk in-fill drilling opportunities.

       At December 31, 1997, the Company had an interest in 2,626 wells and had estimated proved reserves of 333 Bcfe with an SEC PV-10 (as defined herein) of $211.6 million. Approximately 68% of these reserves were proved developed producing reserves and 90% were attributable to the Panoma Properties and the Permian Basin Properties. At December 31, 1997, the Company's proved reserves had an estimated reserve life index of approximately 16 years and were 62% gas. The Company serves as operator for approximately 70% of its properties (based on the number of producing wells in which the Company owns an interest). Additionally, the Company owns over 500 miles of gas gathering systems and a 50% interest in a gas processing plant that is connected to the Company's largest gas gathering system, which was purchased with the Panoma Properties.

       Beginning with the Magnum Hunter Combination in December 1995, the Company has made nine acquisitions for an aggregate net purchase price of $185.4 million. This strategy has added approximately 305.6 Bcfe of reserves (determined as of the respective times of their acquisition) at an average cost of $0.61 per Mcfe, as well as a 427 mile gas gathering system and a 50% interest in the McLean Gas Plant (the "McLean Plant Acquisition"). As a result of its acquisitions, the Company has achieved substantial growth as described below:

     o Proved reserves increased to 333 Bcfe at year end 1997 from 36.7 Bcfe at year end 1995;

     o SEC PV-10 increased to $211.6 million at year end 1997from $37.2 million at year end 1995;

     o Average daily production increased to 50.5 million cubic feet equivalent in the fourth quarter of 1997 from 800 thousand cubic feet equivalent in fiscal 1995; and


Business Strategy
-----------------

       The Company's objective is to increase its reserves, production, cash flow and earnings utilizing a program of (i) exploitation and development of acquired properties,(ii)strategic acquisitions and (iii) a selective exploration program.

       The following are key elements of the Company's strategy:

       Exploitation and Development of Existing Properties. The Company has a substantial inventory of exploitation projects including development drilling, workovers and recompletions. The Company seeks to maximize the value of its properties through development activities including in-fill drilling, waterflooding and other enhanced recovery techniques.

       Management of Operating Costs. The Company emphasizes strict cost controls in all aspects of its business and seeks to operate its properties wherever possible. By operating approximately 70% of its properties (90% of its SEC PV-10 value), the Company is generally able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities.

       Property Acquisitions. Although the Company has an extensive inventory of exploitation and development opportunities, it continues to pursue strategic acquisitions which fit its objectives of having proved reserves with development potential and operating control.

       Expansion of Gas Gathering, Processing and Marketing Operations. The Company has implemented several programs to expand and increase the efficiency of its gas gathering systems. The Company owns over 85% and markets approximately 10% of the gas that moves through its gas gathering systems and, therefore, directly benefits from any cost and productivity improvements. In December 1997, the Company acquired a 30% interest in NGTS, LLC ("NGTS"), a natural gas marketing company marketing approximately 350 MMcf per day as of December 31, 1997. NGTS now markets substantially all of the Company's natural gas. The Company is also considering opportunities to acquire or develop additional gas gathering and processing capability.

       Exploration. The Company is systematically increasing its exploration efforts, focusing on established geological trends where the Company can employ its geological, geophysical and engineering expertise. The Company is actively generating and evaluating prospects for the application of 3-D seismic and advanced drilling technologies.

Recent Acquisitions
-------------------

       The most  significant  of the Company's  completed  acquisitions  are the
Permian  Basin  Acquisition,   the  Panoma  Acquisition  and  the  McLean  Plant
Acquisition.

       Permian Basin  Acquisition

     On April 30, 1997 the Company acquired from Burlington, effective as of January 1, 1997, certain oil and gas properties consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico (the "Permian Basin Properties"), for a net purchase price of $133.8 million after adjustments aggregating $9.7 million. The primary producing formations include the Yates, Seven Rivers and Queen in Lea and Eddy Counties, New Mexico; the Atoka in the Brunson Ranch Field in Loving County, Texas; the Clearfork in the Westbrook Field in Mitchell County, Texas; the San Andres in the Levelland/Slaughter Field in Cochran County, Texas; and the Canyon Sand in Sutton County, Texas. The Permian Basin Properties included 1,852 producing oil and gas wells on approximately 113,810 gross acres (82,175 net acres). One of the Company's subsidiaries, Gruy Petroleum Management Co. ("Gruy"), serves as operator on approximately 60% of the wells on the Permian Basin Properties. Management of the Company believes the Permian Basin Properties provide significant opportunities for exploitation and development of both oil and gas through workovers and recompletions, enhanced recovery projects and infill drilling.

     During 1997 daily net  production  from the Permian  Basin  Properties  was
22.13 MMcf per day of gas and over 2,153 Bbl per day of oil. According to Ryder Scott Co. ("Ryder Scott"), independent petroleum engineers engaged by the Company to evaluate the Permian Basin Properties, as of December 31, 1997, the Permian Basin Properties had proved reserves of 14.7 MMBbl of oil and 103.2 Bcf of gas, or on a natural gas equivalent basis, 191.7 Bcfe. Ryder Scott further estimated the SEC PV-10 for the Permian Basin Properties to be $123.1 million as of December 31, 1997 based on prices of $16.08 per Bbl of oil and $2.34 per Mcf of gas at December 31, 1997. Approximately 65% of the proved reserves were classified as proved developed producing reserves as of December 31, 1997. See "Properties - Oil and Gas Reserves." Based on the $133.8 million adjusted purchase price and proved reserves of 186.9 Bcfe as of April 30, 1997, the Company paid approximately $0.72 per Mcfe for the Permian Basin Properties.

       The major fields in the Permian Basin Properties are the Westbrook, Levelland/Slaughter, Lea County Shallow Properties and the Brunson Ranch.

     Westbrook. The Westbrook Field covers 45 square miles of the Permian Basin in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. The following table sets forth information regarding three properties in the Westbrook Field in the Permian Basin Acquisition on April 30, 1997:

                                                                                       Gross Oil
                                                      Well    Working    Net Revenue   Production
       Property                     Operator         Count    Interest     Interest     (Bbl/d)
--------------------------------------------------------------------------------------------------

Southwest Westbrook Unit........     Company         135       89.9%        77.5%         450
Morrison "G" Lease (1)..........     Company           2       83.3%        72.9%          10
North Westbrook Unit... ..........   Third Party     294        2.0%         2.8%(2)    1,560

       (1) Subsequent to the Permian Basin Acquisition, the Company acquired the remaining 16.7% of the working interest in the Morrison "G" Lease, increasing its Net Revenue Interest to
                  87.5%.

       (2) Includes an overriding Royalty Interest.

       Most of the leases and units in the field had waterflood projects initiated in the 1960's and those projects are still active. The Company plans to initiate waterflood enhancement operations on the Southwest Westbrook Unit and the Morrison "G" Lease in 1998.

     Ryder Scott attributed approximately 2%, or $4.3 million, of the SEC PV-10 at December 31, 1997 to a four year enhancement program on an existing waterflood project on the Westbrook Field in Mitchell County, Texas. The Company has identified approximately 250 drilling locations, including production and injection wells, to further develop the fields at a cost of approximately $38.1 million. When completed, the properties will be developed on a ten acre, line drive waterflood pattern, as opposed to the current 28 acre, five-spot pattern. The Company has budgeted approximately $11.0 million during 1998 for development of the Westbrook Field. Given current oil prices, the Company is considering delaying some of these expenditures and is considering adjusting the budget toward funding currently owned gas projects where development opportunities exist.

       Levelland/Slaughter. The Levelland and Slaughter Fields consist of 155 wells located in Cochran County, Texas that produce from the San Andres formation at a depth of 5,000 feet. The interests acquired in the Permian Basin Acquisition include the following three properties in the Levelland and Slaughter Fields:

                                                                                        Gross Oil
                                                Well      Working        Net Revenue    Production
       Property                Operator         Count     Interest         Interest       (Bbl/d)
---------------------------------------------------------------------------------------------------

TLB Unit....................     Company         20        100.0%           87.3%           85
Veal Lease..................     Company         52        100.0%           87.1%          225
NW Slaughter Unit...........     Company         83         74.8%           62.8%          330

                                        3

     Discovered  in  the  1930's,   all  three  properties  have  been  actively
waterflooded since the 1970's. While the projects are mature, additional drilling and waterflood enhancement are likely. No proved undeveloped reserves were assigned by Ryder Scott to either the TLB Unit or the Veal Lease. Proved undeveloped reserves were assigned by Ryder Scott to the NW Slaughter Unit in contemplation of a carbon dioxide injection project which is anticipated for that property. The operator of an adjacent property has been successfully injecting carbon dioxide for several years to enhance production.

       Lea County Shallow Properties. The Lea County Shallow Properties consist of approximately 300 wells in Lea County, New Mexico which are in the Rhodes, Jalmat, Monument, Langlie Mattix, Eumont and Eunice Fields. The fields produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. Production is generally high Btu gas, which produces into low pressure gathering systems. At year-end approximately 13 proved undeveloped locations were identified and the Company anticipates that numerous additional recompletion, stimulation, workover or development drilling opportunities will result from detailed geological and engineering studies which are planned.

       Brunson Ranch. The Brunson Ranch Field consists of four wells located in Loving County, Texas in the deep Delaware Basin geological province of the Permian Basin. Three of these wells are currently producing a total of approximately 2.4 MMcf of gas per day from the Atoka formation at a depth of approximately 16,000 feet. The Company recompleted an additional well in June 1997 that is producing 2.3 MMcf of gas per day. Undeveloped potential exists on the properties through redrilling the Atoka formation and completing such wells using technology designed for high bottom hole pressure conditions.

       Burlington has agreed to indemnify the Company for breaches by Burlington of the purchase agreement as well as any claims attributable to or arising out of acts or omissions of Burlington (including, but not limited to, environmental claims) occurring before January 1, 1997. There are certain limitations on the amount of, and time period for bringing, a claim for indemnity made by the Company. Burlington is a defendant in two actions claiming that Burlington underpaid royalty owners on properties in New Mexico and Texas, including properties that are a part of the Permian Basin Properties. The plaintiffs in the New Mexico action are seeking class certification while the Texas action has been certified as a class action. Burlington's indemnity would hold the Company harmless from any of these claims arising prior to January 1, 1997. The Company has also agreed, subject to certain limitations, to indemnify Burlington for matters arising subsequent to January 1, 1997 as well as for certain liabilities and obligations assumed by the Company as part of the purchase transaction.

       Panoma Acquisition

       On June 28, 1996, the Company purchased from Burlington interests in 520 gas wells in the Texas Panhandle and western Oklahoma (470 of which are operated by the Company) and the associated 427 mile gas gathering system (the "Panoma Properties"). At year-end the Company had drilled an additional 40 wells, and a continuous drilling program is progressing into 1998, with an additional well being added every 7 days. The net purchase price, after certain purchase price adjustments, was $34.7 million, funded by borrowings under the Company's previous credit facility. Gruy is the operator of the gas gathering system and the wells that were previously operated by Burlington. According to Ryder Scott, the proved reserves attributable to the Panoma Properties as of December 31, 1997 aggregated 110 Bcfe with an SEC PV-10 of $66.4 million.

       The Panoma Properties currently consist of approximately 560 gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 65 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce gas from the Granite Wash and/or Brown Dolomite formations.

       McLean Plant Acquisition

       On January 1, 1997, the Company complemented its Panoma Acquisition by purchasing for $2.5 million a 50% ownership interest in the McLean Gas Plant, which is connected to the Panoma gas gathering system, and a related products pipeline. The Company receives 100% of the net profits from the McLean Gas Plant until it recoups the $2.5 million purchase price, after which time it will receive 50% of the net profits. During 1997, the Company recouped approximately $1 million or 41% of its initial investment. See "Gathering and Processing of Gas."

Development and Exploration Activities
--------------------------------------

       Overview

       The Company presently intends to focus its efforts on its substantial inventory of exploitation and development activities, further acquisitions and, to a lesser extent, selected exploratory drilling prospects.

       The Company seeks to minimize its overhead and capital expenditures by subcontracting the drilling, redrilling and workover of wells to independent drilling contractors and by outsourcing other services. The Company typically compensates its drilling subcontractors on a turnkey (fixed price), footage or day rate basis depending on the Company's assessment of risk and cost considerations on each project.

       Development Drilling

       The Company's development strategy focuses on maximizing the value and productivity of its oil and gas asset base through development drilling and enhanced recovery projects. The Company has budgeted approximately $30.0 million for exploitation and development activities for 1998. The Company has identified over 600 development drilling locations (including both production and injection wells) on its properties. In exploiting its producing properties, the Company relies upon its in-house technical staff of petroleum engineering and geological professionals and utilizes the services of outside consultants on a selective basis.

       Permian Basin Properties. In evaluating the Permian Basin Properties, the Company has identified approximately 400 drilling locations including production and injection wells. Engineering and geological studies are being initiated to more precisely identify specific development locations. In addition, in evaluating the Permian Basin Properties, Ryder Scott attributed approximately 2%, or $4.3 million, of their SEC PV-10 at December 31, 1997 to a four-year enhancement program, commencing in 1998, on an existing waterflood in the Westbrook Field in Mitchell County, Texas. The proposed waterflood project is estimated to cost an aggregate of $38.1 million. The Company has budgeted approximately $11.0 million for development of the Westbrook Field in 1998. Given current oil prices, the Company is considering delaying some of these expenditures and instead directing some of these funds to currently owned gas projects.

       Panoma Properties. The Company believes that developmental drilling can continue to enhance the value of the Panoma Properties, which produce from the Brown Dolomite and Granite Wash formations in the Texas Panhandle and western Oklahoma. The easternmost fields are developed on 160 acre spacing because the original spacing of 640 acres proved inadequate to drain reserves efficiently. In-fill development is underway in the westernmost field with 40 wells of a 70 well program having been completed during 1997. Upon completion of the 70 well program, the westernmost field will be developed with 320 acre spacing. The Company has budgeted approximately $4.0 million for development of the Panoma Properties through 1998.

       Waterfloods. The Company believes it can enhance the value of selected west Texas fields through in-fill drilling and enhanced recovery projects, including several waterflood projects. While waterfloods typically take considerable time to respond to fluid injection, the west Texas properties have in-fill drilling potential that management believes could result in a somewhat faster increase in production and cash flow. The Company has budgeted approximately $7.3 million in 1998 for five west Texas waterflood projects; however, the timing of these expenditures may be delayed due to significantly lower oil prices experienced during the first quarter of 1998.

       Exploratory Drilling

       The Company attempts to lessen the risks inherent in exploratory drilling by: (i) concentrating in specific areas in the United States where the Company's technical staff has considerable experience and which are in known producing trends where the potential for significant reserves exists; (ii) diversifying through investment in multiple prospects; (iii) utilizing 3-D seismic and other advanced technologies; and (iv) promoting out interests to industry partners.

       The Company spent approximately $3.0 million of its $20.0 million 1997 capital budget on exploratory drilling. The Company has a $6.0 million exploration budget for 1998, including geological and geophysical expenses. Three exploratory wells were drilled in 1997. One of these is located on a 7,500 acre lease block in Roger Mills County, Oklahoma and was completed as a gas well flowing approximately 500 Mcfe per day. A second exploratory well located on a 3,000 acre block in Fayette County, Texas has encountered oil shows but was junked and abandoned due to mechanical problems. The Company owns 25% and 20% working interests, respectively, in these two prospects where additional drilling is being evaluated. The third exploratory well resulted in a dry hole in Ellis County, Oklahoma. An exploratory well on the Mossy Grove prospect in Walker County, Texas commenced in late 1997 but encountered drilling problems above the objective and is being redrilled as a dual lateral (turnazontal) well. The Company owns a 25% working interest in the proposed test well which is located on a 30,000 acre lease block. The primary objective is the Glen Rose formation at approximately 11,800 feet. In Victoria County, Texas the Company has purchased 1,000 acres overlaying a shallow Frio structure. Magnum Hunter is the operator and owns a 75% working interest in this prospect where an exploratory well is scheduled for the second quarter of 1998. Seismic acquisition has commenced on the Bobcat Trend in Hockley Co., Texas where the Company owns a twenty-five percent (25%) working interest after payout. A 3-D seismic program has been designed to evaluate 16 geological and geophysical leads in an area of active exploration for the Strawn and Canyon formations. The project covers approximately 30,000 acres and over 15,000 acres are currently under option. The Company is actively generating and evaluating other prospects for the application of future 3-D seismic and advanced drilling technologies.

Gathering and Processing of Gas
-------------------------------

       Hunter Gas Gathering, Inc., a wholly owned subsidiary of the Company, owns three gas gathering systems located in Oklahoma, Texas and Louisiana, none of which are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), and a 50% ownership interest in the McLean Gas Plant in the Texas Panhandle. Two of the gas gathering systems, Panoma and North Appleby, account for more than 90% of the throughput from the Company's three systems. Gruy operates all three gas gathering systems.

       Generally, the gathering systems transport the gas from wells to a common point where it is dehydrated prior to redelivery to downstream pipelines. In managing its gas gathering systems, the Company has emphasized operating efficiency and overhead management and introduced a program which ties throughput costs to volume transported rather than to compression capacity. The Company believes that its focus on volume-based pricing reduces the potential financial impact of a decline in actual throughput.

       The Panoma system, the largest of the Company's three gas gathering systems, consists of approximately 435 miles of pipeline. The main trunklines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. At year end 1997, gas throughput for the Panoma gas gathering system was approximately 17 MMcf per day. The Panoma gas gathering system currently delivers gas to El Paso Natural Gas Company for transport to markets in western Oklahoma and the West Coast, although the Company is actively exploring additional markets for such gas. The Company, which operates approximately 500 of the approximately 600 wells connected to the Panoma system, is also actively seeking to add new wells to such system through acquisition, development or arrangements with third party producers.

       The Company's North Appleby gas gathering system is located primarily in Nacogdoches County in east Texas. Approximately 39 wells are connected to the system, which delivers approximately 2.6 MMcf per day for third parties to Natural Gas Pipeline Co. for transportation to other markets.

       Effective January 1, 1997, the Company purchased for $2.5 million a 50% ownership interest in the McLean Gas Plant, the gas processing facility connected to the Company's Panoma gas gathering system. The purchase also included a 23-mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 MMcf per day. Current throughput is approximately 17 MMcf per day. The Company acquired its 50% ownership interest in the plant from Carrera Gas Company, L.L.C. ("Carrera") of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility. Under terms of the Company's operating agreement with Carrera, the Company receives 100% of the net profits from the McLean Gas Plant until it recoups the $2.5 million purchase price, at which point net profits will be divided equally between the Company and Carrera. As of December 31, 1997 the Company had recouped approximately 41% of its $2.5 million investment.

Marketing of Production
-----------------------

       The Company markets all of its gas production as well as gas it purchases from third parties to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or at negotiated prices under long-term contracts. Marketing gas for its own account exposes the Company to the attendant commodities risk which the Company attempts to mitigate through various financial hedges. In 1996 the Company sold approximately 91% of its gas to Crosstex, a gas marketing firm in Dallas, Texas. Crosstex did not purchase more than 10% of the Company's total oil and gas production during 1997. The Company typically obtains letters of credit guaranteeing the payment of the purchase price for its gas.

       The Company normally sells its own oil under month-to-month contracts with a variety of purchasers. Oil is usually sold for the Company's own account through Enmark Services, a marketing agent in Dallas, Texas. While the Company has historically been able to sell oil above posted prices, it is also exposed to the commodities risk inherent in short-term contracts which the Company attempts to mitigate through various financial hedges. For a discussion of the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Hedging Activity" and Note 14 to the Company's Consolidated Financial Statements.

     In December 1997, Hunter Gas Gathering, Inc. acquired a thirty percent (30%) membership interest in NGTS, a newly formed subsidiary of Natural Gas Transmission Services, Inc. ("NGTS, Inc.") NGTS assumed all of NGTS Inc.'s operations as of December 1, 1997. The Company acquired its interest in NGTS for $4.35 million through a combination of cash ($2.35 million) and promissory notes ($2.0 million), due December 1, 1998, that have equity "put" features once Magnum Hunter's common stock achieves a trading range of $7.50 per share. Magnum Hunter may, at its option, retire the promissory notes early with stock or cash at anytime.

       NGTS is a four year old natural gas marketing and trading company with operations concentrated in the western two-thirds of the country. In fiscal 1997, NGTS reported total revenues of approximately $195.6 million. NGTS is presently marketing approximately 350 million cubic feet of natural gas per day. As of December 1, 1997, the Company and its gas gathering subsidiary, Hunter Gas Gathering, Inc., dedicated substantially all of its natural gas production to NGTS for marketing.

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

Petroleum Management and Consulting Services; Other Activities
--------------------------------------------------------------

       Gruy. The Company acquired Gruy in the Magnum Hunter Combination in December 1995. Gruy, which conducts operations for both the Company and third parties, has over a 40-year history of managing properties for banks, financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding environmental and other regulatory compliance; receipt and disbursement functions and other managerial services; petroleum engineering services; and consultation as an expert witness. Gruy manages, operates and provides consulting services on oil and gas properties, gathering systems and processing plants located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of the Company's acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often uniquely able to identify attractive acquisition opportunities.

       Hunter Butcher. The Company provides consulting services to Latin American energy companies through Hunter Butcher International, L.L.C. ("Hunter Butcher"). Hunter Butcher has primarily focused on assisting energy-related Mexican companies in obtaining financing for their purchases in the United States of products for import into Mexico. This is accomplished through a commercial bank credit facility established to facilitate short and medium term credit for Hunter Butcher to purchase these products and resell them to its clients at a slight premium. The credit risk to Hunter Butcher on such resales is lessened by partial guarantees of approximately 85% to 90% of such borrowings by the Export Import Bank of the United States (the "ExIm Bank"), by credit insurance and through deposits by Hunter Butcher's clients to secure the unguaranteed portion of the indebtedness and certain interest. Hunter Butcher could, however, incur a loss under such arrangement in repaying indebtedness under the credit facility since the applicable ExIm Bank guaranty and deposit would not be adequate to pay interest under the credit facility at the default rate or cover other possible losses. In addition, the Company itself may from time to time guarantee the indebtedness incurred under the credit facility by Hunter Butcher for its clients, but the Company's credit facility limits the Company to guaranteeing not more than $3.0 million of such indebtedness at any time. The Company is currently in the process of winding down the business of Hunter Butcher and this division should no longer be active after 1998.

Competition
-----------

     The oil and gas industry is highly competitive. Competitors of the Company include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have substantiallygreater financial resources and larger staffs and facilities than those of the Company. In addition, the Company frequently encounters competition in the acquisition of oil and gas properties and gas gathering systems, and in its management and consulting business. The principal means of such competition are the amount and terms of the consideration offered. The principal means of such competition with respect to the sale of oil and gas production are product availability and price. The price at which the Company's products may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil, gas and coal and competition among various gas producers and marketers.

Regulation
----------

       General Federal and State Regulation

       The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

       The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Many states restrict production to the market demand for oil and gas. Some states have enacted statutes prescribing ceiling prices for gas sold within their states.

       FERC regulates interstate gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980's, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of gas, and has substantially increased competition and volatility in gas markets.

       The price the Company receives from the sale of oil and natural gas liquids is affected by the cost of transporting products to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effects, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids. Finally, from time to time regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below natural production capacity in order to conserve supplies of oil and gas.

       Environmental Regulation

       The Company's exploration, development, and production of oil and gas, including its operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. The Company's domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. The Company also is subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in its oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

       Under the OPA, a release of oil into water or other areas designated by the statute could result in the Company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the Company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

       CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, the Company's operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

       RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and nonhazardous solid wastes. The Company generates hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling, and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on the Company's operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

     Because oil and gas exploration and production, and possibly other activities, have been conducted at some of the Company's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe that costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

       Additionally, in the course of the Company's routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells owned by the Company but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company. The Company currently expects to spend approximately $400,000 over the next five years in connection with remediation and environmental compliance, including $100,000 in 1998 and $75,000 in 1999.

       It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that the Company will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Employees
---------

       At December 31, 1997, the Company had 67 full-time employees of which 10 were management, 28 were administrative and 29 were field employees. None of the Company's employees are represented by a union.
Management considers its relations with employees to be good.

Facilities

       The Company occupies approximately 11,590 square feet of office space at 600 East Las Colinas Boulevard, Suite 1200, Irving, Texas, under a lease that expires in November 2001. The Company owns a field office and production yard in Shamrock, Texas. The Company also has field production offices in Midland and Abilene, Texas and Hobbs, New Mexico.

Item 2.           Description of Properties

Oil and Gas Reserves
--------------------

       General

       All information set forth in this Form 10-KSB regarding estimated proved reserves, related estimated future net cash flows and SEC PV-10 of the Company's oil and gas interests is taken from reports prepared (i) by Ryder Scott Company of Houston, Texas and Pollard, Gore & Harrison ("PGH") of Austin, Texas, both independent petroleum engineers with respect to the Company's interests at December 31, 1997 (using oil and gas prices at December 31, 1997) and (ii) by the engineers named in the footnotes to the tables below with respect to the Company's interests at December 31, 1996. The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by the Company.

       SEC PV-10 is the present value of proved reserves which is an estimate of the discounted future net cash flows from each of the Company's properties at December 31, 1997, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value". The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 1997, or as otherwise indicated.

       In accordance with Commission guidelines, the estimates of future net cash flows from proved reserves and their SEC PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. The Company's estimates of proved reserves, future net cash flows and SEC PV-10 were estimated using the following weighted average prices, before deduction of production taxes:


                                              Prices used in Reserve Reports
                                                      at December 31,
                                           -------------------------------------

                                                  1997               1996
                                           -------------------------------------

Gas (per Mcf)............................  $       2.34         $        4.00
Oil (per Bbl)............................  $      16.08         $       24.31

       All reserves are evaluated at contract temperature and pressure which can affect the measurement of gas reserves. Operating costs, development costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The estimates following this section set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the SEC PV-10 from future net cash flows differ from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and gas reserves or their present value.

       Proved reserves are estimates of oil and gas to be recovered in the future. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and gas will likely be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

       Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's proved reserves since December 31, 1997. No estimates of proved reserves of oil and gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the Commission) since January 1, 1997.

       Company Reserves

       The following tables set forth the estimated proved reserves of oil and gas of the Company and the SEC PV-10 thereof on an actual basis at December 31, 1996 and 1997.

                Estimated Proved Oil and Natural Gas Reserves (1)

                                                         At December 31,
                                                --------------------------------

                                                    1997              1996
                                                --------------------------------
Net gas reserves (Mcf):
     Proved developed producing.................  154,749,340        71,166,555
     Proved developed non-producing.............      215,056           108,586
     Proved undeveloped.........................   52,811,374        19,290,856
                                                --------------------------------

       Total proved gas reserves................  207,775,770        90,565,997
                                                ================================

Net oil reserves (Bbl):
    (including condensate and NGL)
     Proved developed producing.................  12,021,950          1,849,846
     Proved developed non-producing.............      14,284            112,338
     Proved undeveloped.........................   8,910,181          3,376,071
                                                --------------------------------

       Total proved oil reserves................  20,946,415          5,338,255
                                                ================================

Total proved reserves (Mcfe).................... 333,454,260        122,595,527
                                                ================================


                   Estimated SEC PV-10 of Proved Reserves (1)

                                                       At December 31,
                                                --------------------------------

                                                   1997                1996
                                                --------------------------------

Estimated SEC PV-10 (2) :
     Proved developed producing ............... $  173,189,655   $  115,858,134
     Proved developed non-producing ...........        342,473          664,308
     Proved undeveloped........................     38,054,232       48,244,017
                                                --------------------------------

       Total proved reserves................... $  211,586,360   $  164,766,459
                                                ================================

       (1) Based upon (i) reserve reports at December 31, 1996 prepared by Gaffney, Cline & Associates ("Gaffney Cline") and Glenn Harrison Petroleum Consultants, Inc.; and (ii) reserve reports at December 31, 1997 prepared by Ryder Scott and PGH.

       (2) SEC PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

 Significant Properties

       On December 31, 1997, 90% of the Company's proved reserves on a Bcfe basis were located in the Permian Basin Properties and the Panoma Properties. On such date the Company's properties included working interests in 2,626 gross (1,482 net) productive oil and gas wells.

       The following table sets forth summary information with respect to the Company's estimated proved reserves of oil and gas at December 31, 1997.



                                               SEC PV-10 (1)
                                      -------------------------------

                                                                                                    Natural Gas
                                            Amount         % of           Oil          Gas          Equivalent
                                        (in thousands)    Total          (Bbl)        (Mcf)           (Mcfe)
                                      --------------------------------------------------------------------------

Permian Basin Properties (2)(3)......    123,054,987       58.16      14,746,386   103,238,221     191,716,537
Panoma Properties (2)  ..............     66,463,866       31.41       3,144,520    90,985,490     109,852,610
Other (2) (3)........................     22,067,507       10.43       3,055,509    13,552,059      31,885,113
                                      --------------------------------------------------------------------------

       Total......................... $  211,586,360      100.0%      20,946,415   207,775,770     333,454,260
                                      ==========================================================================

       (1) SEC PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated
              Financial Statements of the Company, which is calculated after provision for future income taxes.

       (2)    Based on a reserve report at December 31, 1997 prepared by Ryder Scott.

       (3)    Based on reserve reports at December 31, 1997 prepared by PGH.

Oil and Gas Production, Prices and Costs
----------------------------------------

       The following table shows the approximate net production attributable to the Company's oil and gas interests, the average sales price and the average production expense attributable to the Company's oil and gas production for the periods indicated. Production and sales information relating to properties acquired or disposed of is reflected in this table only since or up to the closing date of their respective acquisition or sale and may affect the comparability of the data between the periods presented.


                                                        Year Ended December 31,
                                                         1997             1996
                                                      --------------------------

Oil and gas production:
  Oil (Mbbl)........................................     737               191
  Gas (MMcf)........................................   9,614             2,675
  Natural Gas Equivalents (MMcfe)...................  14,037             3,821
Average sales price (1):
  Oil (per Bbl)..................................... $ 17.70           $ 20.46
  Gas (per Mcf).....................................    2.35              2.37
  Natural Gas Equivalents (per Mcfe)................    2.54              2.68
Oil and gas production expense per (Mcfe) (2)....... $   .99           $  1.15

       (1) Before deduction of production taxes and net of hedging results for the two years ended December 31, 1997.

       (2) Includes lease operating expenses and production and ad valorem taxes, if applicable. For the years ended December 31, 1997 and 1996, includes internal transfer price expenses for gas gathering
             and  overhead   costs  of  $0.17 per  Mcfe,  and  $0.23 per  Mcfe,
             respectively.

Drilling Activity
-----------------

       The following table sets forth the results of the Company's drilling activities during the two fiscal years ended December 31, 1997.


                                               Gross Wells(1)                                    Net Wells(2)
    Year         Type of Well       Total       Producing(3)       Dry(4)           Total      Producing(3)       Dry(4)
    ----         ------------       -----       ------------       ------           -----      ------------       ------
    1997       Exploratory
                 Texas                1               0               1                 .2             0            .2
                 Oklahoma             1               1               0                 .25            .25          0
                 Other                1               0               1                1               0            1
               Development
                 Texas                71             71               0               67.1           67.1           0
                 Oklahoma             5               2               3                1.24            .5           .73
                 Other                1               1               0                 .5             .5           0
    1996       Exploratory
                 Texas                8               4               4                5.23           2.63         2.60
                 Oklahoma             0               0               0                  0              0           0
                 Other                0               0               0                  0              0           0
               Development
                 Texas                2               2               0                 .35            .35          0
                 Oklahoma             1               1               0                 .31            .31          0
                 Other                0               0               0                  0              0           0

       (1) The number of gross wells is the total number of wells in which a working interest is owned. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross wells.

       (2)   The number of net wells is the sum of fractional working interests
             owned  in  gross   wells  expressed as whole numbers and fractions
             thereof.

       (3) A producing well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

       (4) A dry well is an exploratory or development well that is not a producing well.

Oil and Gas Wells
-----------------

       The following table sets forth the number of oil and natural gas wells in which the Company had a working interest at December 31, 1997. All of these wells are located in the United States.

                                                          Productive Wells
                                                      As of December 31, 1997
                                                     ------------------------
                                            Gross(1)                               Net(2)
Location                         Oil          Gas        Total     Oil      Gas    Total
--------                         ---          ---        -----     ---      ---    -----

Texas......................     1,444         741        2,185     675      516    1,191
Oklahoma...................         3         119          122       1      103      104
Mississippi................         4           0            4       3        0        3
New Mexico.................        60         239          299      37      144      181
California.................        14           0           14       1        0        1
Kansas.....................         2           0            2       2        0        2

                           ---------------------------------------------------------------
         Total.............     1,527       1,099        2,626     719      763    1,482
                            ===============================================================

       (1) The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions, but do not include injector wells.

       (2) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage
-------------------

       The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1997.


                                          Developed                   Undeveloped
                                   -----------------------------------------------------
                                   Gross(1)        Net(2)       Gross(1)         Net(2)
                                   -----------------------------------------------------
Texas........................       242,549       199,920        40,805         14,001
Oklahoma.....................        45,610        42,982         3,352            838
Mississippi..................           528           452             0              0
New Mexico...................        40,637        35,323             0              0
California...................           509            38             0              0
Kansas.......................            80            69             0              0
                                    -----------------------------------------------------
      Total..................       329,913       278,784        44,157         14,839
                                    =====================================================

      (1) The number of gross acres is the total number of acres in which a working interest is owned.

      (2) The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

       Substantially all of the Company's interests are leasehold working interests or overriding royalty interests (as opposed to mineral or fee interests) under standard onshore oil and gas leases. As is customary in the industry, the Company generally acquires oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although the Company has title examined by a landman or title attorney prior to acquisition of developed acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In certain instances, title opinions may not be obtained if, in the Company's judgment, it would be uneconomical or impractical to do so.

Item 3.           Legal Proceedings.

       No legal proceedings are pending other than ordinary routine litigation incidental to the Company's business, the outcome of which management believes will not have a material adverse effect on the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

       The Company had no matters requiring a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

       The Common Stock has been listed on the American Stock Exchange since March 8, 1996. The Common Stock has been listed under the ticker symbol "MHR" since March 18, 1997, prior to which time it was listed under the ticker symbol "MPM." Prior to March 8, 1996, the Common Stock was listed on the American Stock Exchange Emerging Company Marketplace. At March 31, 1998, there were 3,606 stockholders of record.


                                                                Average Daily
                                                                Trading Volume
                                        High          Low         (Shares)
                                       -----         -----      ---------------
1996
   First Quarter.......................$3.63         $2.75         19,737
   Second Quarter......................$4.75         $3.06         47,360
   Third Quarter.......................$4.75         $3.56         23,781
   Fourth Quarter......................$5.06         $4.25         45,658
1997
   First Quarter.......................$6.63         $4.19         96,554
   Second Quarter......................$6.31         $5.00         41,845
   Third Quarter.......................$6.44         $5.00         55,194
   Fourth Quarter......................$7.94         $4.88        159,423

       On March 27, 1998, the last reported sale price of the Company's Common Stock on the American Stock Exchange was $5.1875 per share.

       The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business activities. The Company may not pay any dividends on Common Stock unless and until all dividend rights on outstanding Preferred Stock have been satisfied. The Company's existing credit facility restricts the payment of cash dividends on the Company's securities.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of the Company.

     During 1996, management implemented a business strategy that emphasized acquisition of long-lived, proved reserves with significant exploitation and development opportunities that management considered to have a lower risk profile than the Company's historic projects. Prior to 1996, under prior management, the Company was primarily focused on developing and selling higher risk, non-operated exploratory and development projects and did not focus on acquisitions. In order to improve the economics of acquisitions, the Company emphasizes strict cost control in all aspects of its business and seeks to operate its properties wherever possible. The Company also participates, to a lesser extent, in selected exploration projects on a controlled risk basis.

     As a part of the Company's new strategy, in June 1996 the Company acquired the Panoma Properties for a net purchase price of $34.7 million from Burlington, which included, interests in 520 gas wells in the Texas Panhandle and western Oklahoma and an associated 427 mile gas gathering system. The Company assumed operations of approximately 90% of the wells and of the gathering system and began planning for increased density development drilling on the Panoma Properties.

       In January 1997 the Company purchased for $2.5 million a 50% interest in a gas processing plant, the McLean Gas Plant, which currently processes 100% of the gas produced from the Panoma Properties. The Company receives 100% of the net profits of the plant until it recoups its investment, after which time the Company will receive 50% of the net profits. As of December 31, 1997 the Company had recouped approximately 41% of its $2.5 million investment. Management believes that the acquisition of the McLean Gas Plant allows the Company to capture a significant portion of the profits generated from processing the gas produced at the Panoma Properties that would otherwise go to third party processors.

       In April 1997 the Company purchased the Permian Basin Properties from Burlington for a net purchase price of $133.8 million after purchase price adjustments of $9.7 million. These properties consist of approximately 1,852 producing oil and gas wells and associated acreage in west Texas and southeast New Mexico. This acquisition substantially increased the Company's cash flow and inventory of exploitation, development and exploration opportunities.

     On April 29, 1997 the Company received and accepted two new loan commitments from Bankers Trust Company, as Agent, and other banks for senior credit facilities for the Company and several of its subsidiaries. The two new senior credit facilities were structured as the $130.0 million Credit Facility with a term of five years and a $60.0 million one year senior subordinated bridge facility (the "Term Loan Facility") convertible into a five year term loan. The new credit facilities were conditioned, among other things, upon the closing of the Permian Basin Acquisition, which took place on April 30, 1997. The Credit Facility provides the Company the flexibility of choosing a range of either "LIBOR" or "Prime" based interest rate options. This Credit Facility replaced the Company's previously existing $100.0 million revolving credit facility.

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

       On December 18, 1997, the Company acquired a thirty percent (30%) membership interest in NGTS, LLC., a newly formed wholly owned subsidiary of Natural Gas Transmission Services, Inc., a natural gas marketing and trading company. NGTS, LLC assumed all of the parent company's operations as of December 1, 1997. The Company, as of December 1, 1997, dedicated its natural gas production to NGTS, LLC for marketing. The Company's $4.35 million acquisition was completed for a combination of cash ($2.35 million) and promissory notes ($2.0 million) that have equity "put" features. The Company may, at its option, retire the promissory note due December 1, 1998, with stock or cash.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from Proved Reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. While the Company has never been required to write-down its asset base, significant downward revisions of quantity estimates or declines in oil and gas prices from those in effect on December 31, 1997, which are not offset by other factors, could possibly result in a write-down for impairment of oil and gas properties.

Results of Operations For the Years Ended 1997 and 1996

     As discussed above, the Company acquired the Panoma Properties in June 1996, the McLean Gas Plant in January 1997, and the Permian Basin Properties in April 1997. As such, the results of operations for the fiscal year ended 1997 included twelve months of operations for the Panoma Properties and the McLean Gas Plant and eight months for the Permian Basin Properties, while the corresponding period in 1996 contained six months of operations for the Panoma Properties and no results related to the McLean Gas Plant and the Permian Basin Properties. Unless otherwise stated, the increases in the 1997 period over the 1996 period were a direct result of these acquisitions.

     Oil and gas sales were $35.7 million in 1997, a 250% increase over sales of $10.2 million in 1996. In 1997, the Company sold 737,289 Bbl of oil, a 286% increase, and 9,614 MMcf of gas, a 259% increase over the prior year. The price received for oil was $17.70 per Bbl and for gas was $2.35 per Mcf in 1997, representing a 13% decrease in oil price from $20.46 per Bbl in 1996 and a 1% decrease in gas price from $2.37 per Mcf in 1996. Oil and gas production costs increased 217% to $13.9 million in 1997 from $4.4 million in 1996. The gross operating margin from oil and gas production was $21.8 million in 1997, a 271% increase over the gross operating margin of $5.9 million in 1996, principally due to the volume increase of oil and gas sold. On an equivalent unit basis, the gross margin was $1.55 per Mcfe in 1997 versus $1.53 in 1996, a 1% increase.

       Gas gathering, marketing, and processing revenues were $10.3 million in the 1997 period, a 79% increase over revenues of $5.8 million in 1996. Costs from these activities were $7.9 million in 1997, a 68% increase over costs of $4.7 million in 1996. Gross operating margin was $2.4 million in 1997 versus $1.1 million in 1996, a 125% increase. Total gathering system throughput increased 60% to 20.5 MMcf per day in 1997 compared with 12.8 MMcf per day in 1996. Due to the McLean Gas Plant acquisition, gas plant processing throughput was 14.9 MMcf per day in 1997 versus none reported in 1996. Gross operating margin from gathering operations was $0.22 per Mcf of throughput in 1997 versus $0.23 per Mcf in 1996. The gross operating margin from gas processing was $0.20 per Mcf of throughput versus none reported in 1996.

       Revenues from oil field services and international sales were $4.0 million in 1997, an 885% increase over revenues of $396,000 in 1996, principally due to an increase in sales of Hunter Butcher International, L.L.C. ("Hunter Butcher") in the amount of $3.4 million. Operating costs were $3.7 million in 1997, a $3.5 million increase over 1996, also principally due to Hunter Butcher. The gross operating margin from these activities was $223,000 in 1997 versus $129,000 in the 1996 period. The margin from Hunter Butcher operations was $60,000 in 1997 versus $32,000 in the 1996 period. Oil field services produced an operating margin of $163,000 in 1997 versus a loss of $97,000 in 1996.

     Depreciation and depletion expense increased 319% to $12.4 million in 1997 from $3.0 million in 1996 due to the acquisitions. Depletion expense on oil and gas production in 1997 was $11.6 million, or $0.82 per Mcfe, in 1997 versus $2.6 million, or $0.70 per Mcfe in 1996. General and administrative expense increased 92% to $2.4 million in 1997 from $1.2 million in 1996, due to increased staffing and other costs as a result of the acquisitions and increased activity levels of the Company.

       Operating profit increased to $9.6 million in 1997 from $2.9 million in 1996, a 236% increase. Equity in earnings of affiliate, net of income tax, was $6,000 in 1997 versus none reported in 1996 due to the NGTS acquisition in December, 1997. Other income increased 122% to $762,000 due to gain on sale of marketable securities. Interest expense increased to $13.8 million in 1997 from $2.4 million in 1996, an increase of 476%, due to increased levels of borrowing under the Company's revolving credit lines, the Notes, and bridge financing used to fund the acquisitions previously mentioned. The Company incurred a net loss before income tax and minority interest of $3.4 million in 1997, versus net income of $821,000 in 1996, principally due to interest expense on the acquisitions exceeding operating income and due to the higher charge for depreciation and depletion. The Company provided for a deferred income tax benefit of $1.3 million on this loss in 1997 versus deferred income tax expense of $312,000 in 1996. After recording a $19,000 minority interest loss in Hunter Butcher, the Company reported a net loss in 1997 before extraordinary items of $2.1 million, or $0.21 per common share, versus a $509,000 net profit, or $.01 per common share, in 1996.

       The Company realized an extraordinary loss of $1.4 million ($0.09 per common share) as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the Notes financing and new amended revolving credit agreements with banks arranged to repay the Company's previous credit facility in conjunction with the purchase of the Permian Basin Properties from Burlington. The net loss in 1997, after the extraordinary charge, applicable to common shareholders was $4.4 million ($0.30 per common share) in 1997 compared to net income of $103,000 ($.01 per common share) in 1996. The Company accrued $875,000 in dividends on its preferred stock in 1997 versus $406,000 in 1996.

Liquidity and Capital Resources

     The Company has three principal operating sources of cash: (i) sales of oil and gas, (ii) revenues from gas gathering, processing, and marketing, and (iii) revenues from petroleum management and consulting services. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil and gas could result in reductions of both cash flow and the Borrowing Base under the Company's Credit Facility, which would result in decreased funds available, including funds for capital expenditures.

       In December 1996 the Company issued $10.0 million of TCW Preferred Stock to facilitate its development drilling program.

     On April 30, 1997 the Company closed the acquisition of the Permian Basin Properties for a net purchase price of approximately $133.8 million. At the same time, the Company's previously existing $100.0 million credit facility was replaced by two new credit facilities; a $130.0 million Credit Facility and a $60.0 million Term Loan Facility for a combined aggregate amount of $190.0 million. The initial advances under these new facilities totaled $179.5 million, including funds to complete the Permian Basin Acquisition, to pay principal and accrued interest remaining on the Company's previous credit facility, and to provide cash for working capital purposes.

       On May 29, 1997 the Company sold, through a Rule 144A private placement offering, $140.0 million aggregate principal amount of Notes. Net proceeds from the sale of the Notes were used to completely repay the Company's Term Loan Facility in the principal amount of $60.0 million and to repay a substantial portion of the indebtedness outstanding under the Credit Facility. The Notes bear interest at 10% per annum, with interest payable on June 1 and December 1 commencing on December 1, 1997. After paydown, the maximum commitment under the Credit Facility was reduced from $130.0 million to $75.0 million, with a Borrowing Base of $60.0 million. The Credit Facility was amended effective
September 30, 1997 to increase the maximum commitment from $75.0 million to $125.0 million, increase the Borrowing Base by $5.0 million to $65.0 million and modify the Consolidated EBITDA to Interest Expense ratio. With these adjustments, total long-term debt under the Credit Facility at December 31, 1997 was $21.5 million, leaving $43.5 million available to draw at such time, prior to the next borrowing base redetermination based upon financial results of the Company. At December 31, 1997, the Company had $3.0 million in cash and cash equivalents and $2.6 million in net working capital, in addition to the funds available under the Credit Facility.

       The Company called for redemption on November 14, 1997 its publicly traded Warrants, each of which was exercisable for three shares of Common Stock at an exercise price of $5.50 per share and redeemable at $0.02 per Warrant. As a result, Warrants were exercised for an aggregate of 846,256 shares of Common Stock and the remaining Warrants covering 7,920 shares of Common Stock were redeemed. The Company received cash proceeds of approximately $4.7 million. In addition, during June and October, 1997, 100,000 warrants and 50,000 warrants were exercised at $4.125 per share and an average of $4.25 per share, respectively, resulting in net proceeds to the Company of $625,000.

       On November 21, 1997, the Company sold 6,500,000 newly issued shares of its common stock in a public offering, receiving cash proceeds of approximately $36.2 million after fees and expenses.

       For 1997, the Company had a net increase in cash of $1.3 million. The Company's operating activities provided net cash of $5.7 million, principally from operating income before depreciation, depletion, and deferred taxes, reduced by a net increase in accounts receivable over accounts payable. The Company used $168.6 million in investing activities, principally for additions to property and equipment of $160.1 million. Financing activities provided $164.3 million of cash, principally from the aggregate proceeds from the issuance of long-term debt of $352.5 million, less principal payments of $229.9 million on this debt, as well as proceeds from issuance of common stock of $41.7 million and proceeds from short-term notes payable of $2.7 million. The Company also paid $678,000 in dividends on preferred stock.

       For 1996, the Company had a net increase in cash of $143,000. The Company's operating activities provided net cash of $3.0 million, principally from operating income before depreciation, depletion and deferred taxes, reduced by a net increase in accounts receivable over accounts payable. The Company used $41.7 million in
investing  activities,   principally  for  additions  to  property  and
equipment of $41.5 million, as well as increases in deposits and other assets. Financing activities provided $38.9 million of cash, principally from the aggregate proceeds from the issuance of long-term debt of $56.5 million and production payments of $750,000, less the combined payments on such debt and production payments totaling $27.5 million, as well as proceeds from the issuance of preferred stock of $9.8 million. The Company also paid $295,000 to redeem a portion of the outstanding Series C Preferred Stock and $438,000 to pay dividends on preferred stock.

Capital Requirements

     For fiscal 1998 the Company has budgeted approximately $36 million for development and exploration activities, including $30 million budgeted for development projects on the Permian Basin and Panoma Properties and $6.0 million budgeted for exploration projects. In addition, with respect to the recently closed Permian Basin Acquisition, the Company anticipates that it will spend approximately $38.1 million over a four year period which began in 1997 on a development program to enhance an existing waterflood project in the Westbrook Field located in Mitchell County, Texas. While the Company has not yet developed a budget for fiscal 1999, Ryder Scott has capital expenditures planned of approximately $18 million on development activities. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. Due to the recent decline in oil prices, the Company may redirect some of its budgeted funds from oil projects to gas or it may defer certain projects until a later date. As a result, actual capital expenditures may vary significantly from current expectations.

       In connection with the acquisition of 30% of the outstanding common member's equity of NGTS, the Company is obligated to pay a note of $2.0 million to current and former shareholders of NGTS. This loan is due December 1, 1998 and may be repaid, at the option of the Company, with cash or shares of its common stock.

       Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $43.5 million as of December 31, 1997) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.

       In the normal course of business, the Company reviews opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company's growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company would be acceptable to the sellers. In the event of a future significant acquisition, the Company may require additional financing in connection therewith.

Inflation and Changes in Prices

     During the past several years, the Company had experienced some inflation in oil and gas prices with moderate increases in property acquisition and development costs. During 1997, the Company received significantly lower (13%) oil prices and slightly lower (1%) gas prices for the natural resources produced from its properties. The results of operations and cash flow of the Company have been, and will continue to be, affected to a certain extent by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is policy of the Company not to enter into any such arrangements which exceed 75% of the

Company's oil and gas production during the next 12 months. Subsequent to year end 1997, oil prices continued to decline. If this decline were to continue in 1998, the Company might be forced to recognize a loss from thewrite down of its full cost pool.

     The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. Substantially all of the Company's gas production is currently sold to NGTS, LLC or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts with a variety of purchasers.

Hedging Activity

     Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. As of December 31, 1997 the Company had 33% of its oil production and 43% of its gas production hedged although lesser or greater amounts may be hedged in the future. At December 31, 1997, the Company had open contracts for an oil price collar covering 30,000 Bbls of oil per month (with cap and floor prices of $23.25 and $18.50, respectively) through December 1998. At December 31, 1997, the Company had gas price swaps on 100,000 MMBtu of gas per month at $1.905 per MMBtu through January 1998, 100,000 MMBtu of gas per month at $1.77 per MMBtu through January 1998 and 300,000 MMBtu of gas per month at an average price of $2.55 per MMBtu through March 1998. The average Btu content of gas produced by the Company exceeds 1,100 Btu per Mcf of gas. Therefore, each of the above gas prices should be increased by 10% to reflect the actual gas price per Mcf received by the Company. All of these swaps are against the El Paso Permian Basin Index. These contracts expire monthly. The Company has also written a call option on 100,000 MMbtu of gas per month at an average price of $2.90 per MMBtu through March, 1998. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net losses relating to these derivatives for the years ended December 31, 1997 and 1996 were $1.5 million and $272,000, respectively.

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has identified no significant applications that will require modifications to ensure Year 2000 Compliance.

     In addition, the Company plans to communicate with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Recently Issued Accounting Pronouncements

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reported and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

Item  7.Consolidated Financial Statements and Unaudited Supplemental Information


                   Index to Consolidated Financial Statements
                                                                         Page

     Independent Auditors' Report.........................................F-1

     Financial Statements:
             Consolidated Balance Sheet at December 31, 1997 and 1996.....F-2

             Consolidated Statements of Operations for the Years Ended
                      December 31, 1997 and 1996..........................F-3

             Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 1997 and 1996..............F-4

             Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1997 and 1996....................F-5

     Notes to Consolidated Financial Statements...........................F-6

     Supplemental Information (Unaudited).................................F-21

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP


Dallas, Texas
March 13, 1998 (except for the last paragraphs of Notes 5 and 16 as to which the date is March 27, 1998)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                               December 31,       December 31,
                                                                                   1997               1996
                                                                           ------------------------------------
                                  ASSETS
Current Assets
     Cash and cash equivalents............................................ $      3,030        $   1,687
     Securities available for sale........................................          -                233
     Accounts receivable
          Trade, net of allowance of $166 and $132........................       12,850            4,372
          Due from affiliates.............................................           58              241
     Notes receivable from affiliate......................................          355              264
     Current portion of long-term note receivable, net allowance of $200
             and $0.......................................................          357              198
     Prepaid and other....................................................        1,299               52
                                                                           ---------------------------------
           Total Current Assets...........................................       17,949            7,047
                                                                           ---------------------------------
Property, Plant, and Equipment
     Oil and gas properties, full cost method
           Unproved.......................................................          517              459
           Proved.........................................................      227,028           70,575
     Pipelines............................................................        9,166            7,102
     Other property.......................................................          776              381
                                                                           ---------------------------------
     Total Property, Plant and Equipment..................................      237,487           78,517
           Accumulated depreciation, depletion, and impairment............      (16,589)          (4,869)
                                                                           ---------------------------------
     Net Property, Plant and Equipment....................................      220,898           73,648
                                                                           ---------------------------------
Other Assets
     Deposits and other assets............................................       5,863                645
     Investment in unconsolidated affiliate...............................       4,372                  -
     Other long-term investments..........................................         361                  -
     Long-term notes receivable, net of imputed interest..................       1,626              1,732
                                                                           ---------------------------------
                               Total Assets                                $   251,069         $   83,072
                                                                           =================================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables and accrued liabilities............................... $    9,235          $    3,940
     Dividends payable....................................................        219                  22
     Suspended revenue payable............................................      1,162                 784
     Current maturities of long-term debt.................................         24                  22
     Notes payable........................................................      4,699                   -
                                                                           ---------------------------------
           Total Current Liabilities......................................     15,339               4,768
                                                                           ---------------------------------
Long-Term Liabilities
     Long-term debt, less current maturities..............................    161,519              38,744
     Production payment liability.........................................        743                 937
     Deferred income taxes................................................      1,289               3,469
     Minority interest....................................................         39                   -
Commitments and Contingencies (Note 11)
Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized 216,000 designated as Series A; 80,000 issued and outstanding,
       liquidation amount $0..........................................              -                   -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000
       issued and outstanding, liquidation amount $10,000,000.............          1                   1
Common Stock-$.002 par value; 50,000,000 shares authorized,
       21,738,320 and 14,252,822 shares issued, respectively..............         43                  29
Additional paid-in capital................................................     80,731              40,216
Accumulated deficit.......................................................     (8,634)             (5,142)
Unrealized gain on investments............................................          -                  51
                                                                            ---------------------------------
                                                                               72,141              35,155
Treasury stock (538,633 and 544,495 shares of common stock, respectively).         (1)                 (1)
                                                                            ---------------------------------
Total Stockholders' Equity................................................     72,140              35,154
                                                                           ----------------------------------
Total Liabilities and Stockholders' Equity................................ $  251,069          $   83,072
                                                                           ==================================
        The accompanying notes are an integral part of these consolidated financial statements.

                                       F-2

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (in thousands, except for per share amounts)

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                           ----------------------------------
                                                                                  1997             1996
                                                                           ----------------------------------
Operating Revenues:
   Oil and gas sales......................................................  $     35,658        $   10,248
   Gas gathering, marketing and processing................................        10,297             5,768
   Oil field services and international sales.............................         3,968               396
                                                                           ----------------------------------
         Total Operating Revenue..........................................        49,923            16,412
                                                                           ----------------------------------
Operating Costs and Expenses:
   Oil and gas production.................................................        13,901             4,390
   Gas gathering, marketing and processing................................         7,909             4,708
   Oil field services and international sales.............................         3,745               267
   Depreciation and depletion.............................................        12,363             2,951
   General and administrative.............................................         2,358             1,225
                                                                           ----------------------------------
         Total Operating Costs and Expenses...............................        40,276            13,541
                                                                           ----------------------------------
Operating Profit..........................................................         9,647             2,871

   Equity in earnings of affiliate, net of income tax.....................             6                -
   Other income...........................................................           762               344
   Interest expense.......................................................       (13,788)           (2,394)
                                                                           ---------------------------------
Net Income (Loss) before income tax and minority interest.................        (3,373)              821

   Benefit (Provision) for deferred income tax............................         1,284              (312)
                                                                           ----------------------------------
Net Income (Loss) before minority interest................................        (2,089)              509

   Minority interest in subsidiary earnings...............................           (19)               -
                                                                           ----------------------------------
Net Income (Loss) Before Extraordinary Loss...............................        (2,108)             509

Extraordinary Loss From Early Extinguishment of Debt, net of tax
      benefit of $848.....................................................        (1,384)                -
                                                                           ----------------------------------
Net Income (Loss).........................................................        (3,492)             509

   Dividends Applicable to Preferred Stock................................          (875)            (406)
                                                                           ----------------------------------
Income (Loss) Applicable to Common Shares.................................  $     (4,367)        $    103
                                                                           ----------------------------------
Income (Loss) per Common Share - Basic
   Income (Loss) Before Extraordinary Loss................................  $      (0.21)        $   0.01
   Extraordinary Loss.....................................................         (0.09)               -
                                                                           ----------------------------------
   Income (Loss) After Extraordinary Loss.................................  $      (0.30)        $   0.01
                                                                           ----------------------------------
Income (Loss) per Common Share  - Diluted
   Income (Loss) Before Extraordinary Loss................................  $      (0.21)        $   0.01
   Extraordinary Loss.....................................................         (0.09)                -
                                                                           ----------------------------------
   Income (Loss) After Extraordinary Loss.................................  $      (0.30)        $   0.01
                                                                           ----------------------------------
Common Shares Used in Per Share Calculation
   Basic..................................................................    14,535,805       12,485,893
                                                                           ----------------------------------
   Diluted................................................................    14,535,805       12,561,760
                                                                           ----------------------------------


              The accompanying notes are an integral part of these consolidated financial statements.

                                      F-3

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                For the Periods Ended December 31, 1997 and 1996
                             (dollars in thousands)



                                                         Preferred Stock         Common    Stock      Treasury  Stock
                                                        Shares      Amount       Shares    Amount      Shares   Amount
                                                    -------------------------------------------------------------------

Balance at December 31, 1995.......................   767,050    $    1       11,598,183   $ 23          -       $   -

  Conversion of preferred stock to common stock...   (658,934)       (1)       1,821,638      4
  Redemption of 28,116 shares of Series C
     preferred stock...............................   (28,116)
  Issuance of 1996 Series A convertible preferred
     stock, net of offering costs.................. 1,000,000         1
  Shares issued as collateral, returned and held as
     treasury stock................................                              610,170      1      (610,170)      (1)
  Exercise of employees' common stock options......                                                    12,258
  Issuance of common stock to acquire oil and gas
     properties....................................                              188,410      1        51,300
  Sale of investment shares........................
  Dividends declared on preferred stock............                               34,421                2,117
  Net income from operations.......................
  Unrealized gain on investments...................
                                                    -------------------------------------------------------------------


Balance at December 31, 1996......................  1,080,000    $    1       14,252,822   $ 29      (544,495)   $ (1)

  Common stock contributed to 401(k) plan..........                                                    13,556       -
  Exercise of employees' common stock options......                               89,242      -
  Issuance of common stock for services............                                                     1,000       -
  Issuance of warrants for services................
  Issuance and costs from exercise of warrants.....                              896,256      2       100,000       -
  Issuance of common stock to acquire oil and gas
     properties....................................                                                    16,306       -
  Issuance of common stock, net of offering costs..                            6,500,000     12
  Return of common stock held as collateral to
     treasury......................................                                                  (125,000)      -
  Costs associated with issuance of preferred stock
  Dividends declared on 96 Series A preferred stock
  Net loss.........................................
  Unrealized gain on investments...................
                                                    ------------------------------------------------------------------

Balance at December 31, 1997....................... 1,080,000    $   1        21,738,320   $ 43     (538,633)    $ (1)
                                                    ==================================================================


         The accompanying notes are an integral part of these consolidated financial statements

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                For the Periods Ended December 31, 1997 and 1996
                             (dollars in thousands)

                                                                                       Unrealized
                                                      Additional                       Gain (Loss)
                                                      Paid-In        Accumulated          On
                                                      Capital          Deficit         Investments
                                                    -----------------------------------------------------------------


Balance at December 31, 1995....................... $   29,660       $  (5,245)        $     57

  Conversion of preferred stock to common stock...          (3)
  Redemption of 28,116 shares of Series C
     preferred stock...............................       (294)
  Issuance of 1996 Series A convertible preferred
     stock, net of offering costs..................      9,785
  Shares issued as collateral, returned and held as
     treasury stock................................         (1)
  Exercise of employees' common stock options......          9
  Issuance of common stock to acquire oil and gas
      properties...................................        938
  Sale of investment shares........................                                         (57)
  Dividends declared on preferred stock............        122           (406)
  Net income from operations.......................                                                                 509
  Unrealized gain on investments...................                                          51
                                                    -----------------------------------------------------------------


Balance at December 31, 1996......................  $   40,216       $ (5,142)         $     51

  Common stock contributed to 401(k) plan..........         59
  Exercise of employees' common stock options......        269
  Issuance of common stock for services............          4
  Issuance of warrants for services................         34
  Issuance and costs from exercise of warrants.....      5,277
  Issuance of common stock to acquire oil and gas
      properties...................................         90
  Issuance of common stock, net of offering costs..     36,161
  Return of common stock held as collateral to
      treasury.....................................
  Costs associated with issuance of preferred stock       (505)
  Dividends declared on 96 Series A preferred stock       (875)
  Net loss.........................................                    (3,492)
  Unrealized gain on investments...................                                         (51)
                                                    ------------------------------------------------------------------

Balance at December 31, 1997.......................  $   80,371      $ (8,634)          $    -
                                                    ==================================================================


              The accompanying notes are an integral part of these consolidated financial statements.



                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                      For the Years Ended
                                                                                           December 31,
                                                                              ------------------------------
                                                                                    1997             1996
                                                                              ------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)........................................................... $    (3,492)  $         509
   Adjustments to reconcile net income (loss) to cash provided by
   (used for) operating activities:
      Extraordinary loss.......................................................        1,384              -
      Depreciation and depletion...............................................       12,363          2,951
      Amortization of financing fees...........................................          508              -
      Increase in reserve for doubtful accounts................................          322              -
      Deferred income taxes....................................................       (1,284)           312
      Equity in unconsolidated affiliate.......................................           (6)             -
      Minority interest........................................................           19              -
      (Gain) Loss on sale of assets............................................         (386)          (143)
      Other....................................................................           93             32
      Changes in certain assets and liabilities
        Accounts and notes receivable..........................................       (8,295)        (3,250)
        Other current assets...................................................       (1,247)           (30)
        Accounts payable and accrued liabilities...............................        5,673          2,647
                                                                               ------------------------------
Net Cash Provided By Operating Activities......................................        5,652          3,028
                                                                               ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets................................................          593            318
   Additions to property and equipment.........................................     (160,059)       (41,471)
   Increase in deposits and other assets.......................................       (6,159)          (527)
   Loan made for promissory note receivable....................................         (237)           (58)
   Other long-term investments.................................................         (361)             -
   Investment in unconsolidated affiliate......................................       (2,362)             -
                                                                               ------------------------------
   Net Cash Used In Investing Activities.......................................     (168,585)       (41,738)
                                                                               ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production
       payment.................................................................      352,500         57,262
   Fees paid related to bridge financing.......................................       (1,800)             -
   Proceeds from short-term notes payable......................................        2,699              -
   Payments of principal on long-term and production payment...................     (229,917)       (27,459)
   Payments of other liabilities...............................................            -           (290)
   Payment of fees on issuance of preferred stock..............................         (505)             -
   Proceeds from issuance of common and preferred stock,
      net of offering costs....................................................       41,721          9,796
   Redemption of preferred stock...............................................            -           (295)
   Payments received on notes receivable.......................................          256            277
   Dividends paid..............................................................         (678)          (438)
                                                                               ------------------------------
   Net Cash Provided By Financing Activities...................................      164,276         38,853
                                                                               ------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................................        1,343            143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................        1,687          1,544
                                                                               ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................... $      3,030  $       1,687
                                                                               ------------------------------


           The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

       Magnum Hunter Resources, Inc. (the "Company"), formerly Magnum Petroleum, Inc., is incorporated under the laws of the state of Nevada. The Company is engaged in the acquisition, operation and development of oil and gas properties, the gathering, processing transmission, and marketing of natural gas and natural gas liquids, providing management and advisory consulting services on oil and gas properties for third parties, and providing consulting and U.S. export services to facilitate Latin American trade in energy products. In conjunction with the above activities, the Company owns and operates oil and gas properties in six states, predominantly in the Southwest region of the United States. In addition, the Company owns and operates three gathering systems located in Texas, Louisiana and Oklahoma and owns an interest in a natural gas processing plant located in Texas.

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its existing wholly-owned subsidiaries, Gruy Petroleum Management Company, Hunter Gas Gathering, Inc., Inesco Corporation, Magnum Hunter Production, Inc., Midland Hunter Petroleum Limited Liability Company, and SPL Gas Marketing, Inc. and its 51% owned subsidiary, Hunter Butcher International Limited Liability Company. The Company accounts for its investment in NGTS under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

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

Investments

       The Company follows accounting procedures according to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the equity securities held by the Company that have readily determinable fair values are classified as current assets available-for-sale and are measured at fair value. Unrealized gains and losses for these investments are reported as a separate component of stockholders' equity.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     At December 31, 1996, the Company's available for sale securities had an amortized cost basis of $150,000, gross unrealized gains reported in equity of $51,150 and a fair market value of $232,500. During 1996, securities were sold for gross proceeds of $187,312 and the Company realized a gain of $142,872.

       At December 31, 1997, the Company had no securities available for sale and no gross unrealized gains reported in equity. During 1997, securities were sold for gross proceeds of $483,500 and the Company realized a gain of $330,000.

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

       All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Cost directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. The Company's unproved properties excluded from the amortization base were $517,000 and $459,000 at December 31, 1997 and 1996, respectively.

       The net capitalized costs are subject to a "ceiling test," which generally limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions.

Derivative Instruments

     The Company frequently enters into swaps, futures, options and other derivative contracts to hedge the impact of market fluctuations in gas and oil prices on anticipated future gas and oil production. The Company defers the impact of changes in the market value of the contracts that serve as hedges until the related transaction is completed.

Pipelines and Processing Plant

       Pipelines and processing plant are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Other Property

       Other property and equipment are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to ten years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition.

Other Oil and Gas Related Services

       Other oil and gas related services consist largely of fees earned from the Company's operation of oil and gas properties for third parties. Such fees are recognized in the month the service is provided.

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

Income or Loss Per Common Share

       During  1997,  the Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per shares ("EPS") on the face of the consolidated income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Accordingly, all EPS information for all periods presented have been restated to present basic and diluted EPS under the provisions of SFAS No. 128.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reported and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 2 -- ACQUISITIONS

       On June 28, 1996, the Company purchased 469 gas wells and approximately 427 miles of a gas gathering pipeline system for a net purchase price of $34,652,395. The properties are located in the Panhandle of Texas and

Western Oklahoma and are referred to as the "Panoma Properties." As the purchase was not completed until the end of the second quarter of 1996, the consolidated financial statements for 1996 include the operating results of the Panoma Properties for only the last six months of the year.

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

       In January, 1997, the Company purchased a fifty percent (50%) interest in the McLean Gas Plant, the gas processing facility connected to the Company's Panoma gas gathering system for $2.5 million. Under the terms of the purchase agreement, the Company will receive 100% of the net profits of the plant until it receives the $2.5 million purchase price at which point its net profits interest will revert to fifty percent (50%), the Company's ownership position.

       On April 30, 1997, the Company acquired from a subsidiary of Burlington Resources, Inc., effective as of January 1, 1997, the Permian Basin Properties, consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico, for a net purchase price of $133.8 million after adjustments of $9.7 million for production cash flow from January 1, 1997 to the closing date and other minor adjustments.

       The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 1997 and 1996, as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:

                                                                      1997              1996
                                                                 ---------------------------------
                                                                            (Unaudited)
                                                                 ---------------------------------

Revenue........................................................$   62,550,000      $  63,648,000
Net Income (Loss) Applicable to Common Stock before
  extraordinary items..........................................    (2,100,000)         1,158,000
Net Income (Loss) Per Common Share before extraordinary items
  Basic........................................................$         (.14)     $         .09
  Diluted......................................................$         (.14)     $         .09
Average shares outstanding - Basic.............................    14,535,805         12,485,893
Average shares outstanding - Diluted...........................    14,535,805         12,561,760

       On December 18, 1997, the Company acquired a thirty percent (30%) membership interest in NGTS, LLC., a newly formed wholly owned subsidiary of Natural Gas Transmission Services, Inc., a natural gas marketing and trading company. NGTS, LLC assumed all of the parent company's operations as of December 1, 1997. The Company, as of December 1, 1997, dedicated its natural gas production to NGTS, LLC for marketing. The

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Company's $4.35 million acquisition was completed for a combination of cash ($2.35 million) and promissory notes ($2.0 million) that have equity "put" features. The Company may, at its option, retire the promissory note due December 1, 1998 with stock or cash.

     As of December  31,  1997,  the Company had  acquired  74,500  Units of TEL
Offshore Trust for investment purposes. Subsequent to that date, the Company announced a cash tender offer for $9,599,000 to acquire at least forty percent (40%) of the outstanding Units of TEL at $5.50 per Unit, which was successful. At December 31, 1997, the investment in TEL was included in other long-term investments.

NOTE 3 -- NOTES RECEIVABLE

       On July 28, 1995, the Company received a non-interest bearing note receivable in the amount of $223,500 in exchange for its interest in an oil and gas property. Interest at 10 percent was imputed on the note resulting in a discount of $28,366. The note provides for payments of $7,000 per month which were received timely in 1997. As of December 31, 1997, the unpaid balance, net of discount, was $27,705.

       On November 4, 1996, the Company received an interest bearing note due on November 1, 1999, in exchange for its interest in oil and gas properties. Interest is at the rate of 12% per annum. The note is collateralized by the oil and gas properties sold. As of December 31, 1997, the unpaid balance was $1,598,238.

       On September 30, 1997, the Company sold its investment in securities available for sale to an unrelated entity for $483,500. Prior to the sale, this entity owed the Company $92,610. The total amount owed was secured by a note payable to the Company with interest at 10% per annum and principal installments of $50,000 per month commencing November 5, 1997, with final payment due November 5, 1998. The note is collateralized by shares of an American Stock Exchange listed company and by shares of the Company held by the entity. After making the payment due November 5, 1997, the entity was unable to continue making further payments. Based on the current market value of the collateral securities, the Company made a $200,000 allowance for the realization of the note. The net carrying value of the note, at December 31, 1997 was $330,016.

NOTE 4 -- RELATED PARTY TRANSACTIONS

       In conjunction with the acquisition of Hunter, the Company assumed a note receivable with a balance of $178,527 and $353,071 at December 31, 1996 and 1997, respectively, from an owner in an affiliated limited liability company. The note provides for interest at ten percent and has a due date of March 1, 1998. It is management's intent to extend the due date to December 31,1998.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 5 -- DEBT

       Notes Payable and Long-term debt at December 31, 1997 and 1996 consisted of the following:



                                                                                   1997              1996
                                                                                -----------------------------

Notes Payable:
Note payable to bank, due March 3, 1998,
  including interest at 8.25%..............................................    $  2,699,000      $    -

Note payable,  secured by stock in NGTS,  LLC., due December 1, 1998, or earlier under  special  conditions,  payable in cash or common stock of the Company at its option, interest payable
  at 9% in cash quarterly beginning March 31, 1998.........................       2,000,000           -
                                                                                -----------------------------
         Total Notes Payable...............................................    $  4,699,000      $    -
                                                                                =============================

Long-Term Debt:

Banks
Revolving promissory note, collateralized by pipeline and oil and gas
  properties, due April 30, 2002, (1)......................................    $ 21,500,000     $       -

Revolving   promissory  note, collateralized by pipeline and oil and gas properties, due June 30, 2001, interest at LIBOR + 2.25% (total of
  7.625% at December 31, 1996).............................................          -           38,700,000

Note payable to bank collateralized by vehicle payable in monthly installments of $1,031 including interest at 8.5% through
  February 1999............................................................          13,000          24,000

Other
Senior notes, unsecured, due June 1, 2007, interest at 10% payable
  semi-annually on June 1 and December 1...................................     140,000,000             -

Notes payable, non-interest bearing and uncollateralized, payable in monthly installments of $1,000 through July 1, 2000, assumed in
  Hunter acquisition.......................................................          30,000          42,000
                                                                                -----------------------------
         Total Long-Term Debt..............................................    $161,543,000     $38,766,000
                             Less Current Portion..........................          24,000          22,000
                                                                                -----------------------------

                 Long-Term Debt............................................    $161,519,000     $38,744,000
                                                                               ==============================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

       Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:

1998.............................................  $      24,000
1999.............................................         14,000
2000.............................................          5,000
2001.............................................             -
2002.............................................     21,500,000
2003 to 2006.....................................             -
2007.............................................    140,000,000
                                                   ---------------
                                                   $ 161,543,000
                                                   ===============


       (1) The revolving promissory note to the banks is a borrowing under a $125,000,000 line of credit on which there existed a borrowing base of $65,000,000 at December 31, 1997. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values. The line of credit includes covenants, the most restrictive of which require maintenance of a current ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. The bank group must approve all dividends paid on common stock. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. At December 31, 1997, the amounts borrowed at these rates were:


LIBOR + 1% (total of 6.77%)........................  $  17,000,000
Base Rate (Prime) at 8.5%..........................      4,500,000
                                                   -----------------
       Total.......................................  $  21,500,000

     At December 31, 1997, the Company was not in compliance with the interest coverage ratio covenant of the revolving promissory note. The lenders have agreed to waive compliance with the interest coverage ratio requirement at December 31, 1997, and amend the interest coverage ratio requirement as stated in the Amended and Restated Credit Agreement for each of the quarters in the year ended December 31, 1998.

NOTE 6 -- PRODUCTION PAYMENT LIABILITY

       The Company has an obligation under a production payment conveyance. The conveyance provides for a royalty payment equal to 50% of the monthly net revenue proceeds received by the Company in certain oil and gas properties. The balance owed under the conveyance bears interest at 15% per annum and is non-recourse to the Company. The balance owed under this conveyance was $147,000 and $210,000 at December 31, 1997 and 1996, respectively.

       In November, 1996, the Company entered into a second production payment conveyance with the same party. The Company received a production payment amount of $750,000 and agreed to make royalty payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $596,000 and $726,000 at December 31, 1997 and 1996, respectively. The production payment bears interest at the rate of 13.5% per annum and is non-recourse to the Company.

NOTE 7 -- INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of a liability or asset, net of a valuation allowance, for the deferred tax consequences of all temporary differences between the tax bases and the reported

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


amounts of assets and liabilities, and for the future benefit of operating loss carryforwards. The following is a reconciliation of income tax expense reported in the statement of operations:

                                                       1997              1996
                                                    ----------------------------
Income tax expense (benefit) at statutory rates    $(1,153,000)      $  279,000
State tax expense (benefit)                           (133,000)          24,000
Other                                                 (288,000)           9,000
Change in valuation allowance                          290,000             -
                                                   -----------------------------
      Tax expense (benefit)                        $(1,284,000)      $  312,000
                                                   =============================


       The tax effects of significant temporary differences and carryforwards are as follows:


                                                                                         December 31,
                                                                           ----------------------------------

                                                                                  1997               1996
                                                                           ----------------------------------

Property and equipment, including intangible drilling costs............... $  (5,245,000)      $  (6,381,000)
Annualized gain on investment.............................................          -                (32,000)
                                                                           ----------------------------------
Total deferred tax liability..............................................    (5,245,000)         (6,413,000)
                                                                           ----------------------------------
Allowance for doubtful accounts...........................................       191,000              49,000
Depletion carryforwards...................................................       196,000             361,000
Operating loss and other carryforwards....................................     3,859,000           2,534,000
                                                                           ----------------------------------
         Total deferred tax assets........................................     4,246,000           2,944,000
                                                                           ----------------------------------
Valuation allowance.......................................................      (290,000)               -
                                                                           ----------------------------------
         Net Deferred Tax Liability....................................... $  (1,289,000)      $  (3,469,000)
                                                                           ==================================

     The Company and its  subsidiaries  have net  operating  loss  carryforwards
(NOL) of approximately $9,954,000 that expire, if unused, in years through 2012, and of which approximately $608,000 expire in 1999. Approximately $1,992,000 of the NOL carries a limitation of approximately $718,000 per year. In addition, the Company has depletion carryforwards of approximately $517,000. A valuation allowance reduces deferred taxes based on the criteria set forth in SFAS 109.

NOTE 8 -- STOCKHOLDERS' EQUITY

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

     Holders of the Series A Preferred Stock are entitled to receive dividends only to the extent that funds are available from the West Dilley Prospect. Such dividends are limited to $7.50 per share, in the aggregate. Dividend payments to Series A preferred shareholders will be based on fifty percent (50%) of the net operating revenue received by the working interest owners of the West Dilley Prospect. Due to no production from the well located

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

on this prospect, the Company shut this well in and therefore is no longer producing the property. The Series A dividends are not cumulative except for unpaid amounts due from this calculation. No dividends have been paid on the Series A preferred stock and there is no aggregate annual dividend requirement for the Series A preferred stock.

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

     Separate and apart from the Exchange Offer, two of the Company's previous officers and directors (the "Officers") set aside 125,000 shares (the "Stock") of their own common stock of the Company for a single individual (the "Individual") who owned approximately 55% of the Series B production certificates that were exchanged. The Stock was being held by an independent party to this transaction until fair market value of the Exchange Shares, when the Exchange Shares become eligible for sale pursuant to Rule 144 of the Securities Act of 1933, was determined. The Company issued 125,000 shares of its common stock to the Officers in exchange for their assignment to the Company of all of the Officers' rights, title and interest in the Stock. The Company has recorded the new shares issued at par value. The value of the exchange shares was determined in 1996, and the Company issued 5,000 shares of its common stock to the Individual. Subsequent to year-end, the 125,000 shares being held were returned to the Company and are being held as treasury stock.

     The Series C preferred stock was convertible at the option of the holder at any time into three shares of common stock and, after November 12, 1994, would automatically convert into common stock any time the closing bid price of the common stock equals or exceeds $5.00 per share for twenty consecutive trading days. The Series C preferred stock was redeemable by the Company beginning November 12, 1995, at $10.50 per share plus accrued and unpaid dividends. If declared by the Board of Directors, dividends accrued at the annual rate of $1.10 per share, were cumulative from the date of first issuance and were paid quarterly in arrears. The Board of Directors declared dividends on the Series C preferred stock of $339,827 for the year ended December 31, 1996. The aggregate annual dividend requirements for the 625,000 shares of Series C preferred stock outstanding at December 31, 1996 was none. As of December 31, 1996, all Series C preferred stock had been redeemed or converted to common stock.

     On December 6, 1996, the Company entered into an agreement to issue 1,000,000 shares of new Series A preferred stock, known as the 1996 Series A Convertible Preferred Stock, in a private placement. The shares have a stated and liquidation value of $10 per share and pay a fixed annual cumulative dividend of eight and three quarters percent (8.75%) payable quarterly in arrears beginning December 31, 1996. The shares are convertible into shares of common stock at a conversion price of $5.875 per share. Beginning in December 1998, the Company has an option to exchange the stock into convertible subordinated debentures of equivalent value. The purpose of the private placement was to fund the capital cost necessary to drill certain development projects and to fund the capital costs of several West Texas waterflood projects. Proceeds from the offering were initially used to reduce the Company's existing bank indebtedness. Certain capital expenditure requirements for developmental drilling and waterflood projects were required under the agreement whereby this stock was issued. The Company has met all of these requirements. On December 23, 1996, the 1996 Series A Convertible Preferred Stock was

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


issued, resulting in net proceeds to the Company after offering costs of $9,282,000. Dividends of $22,000 and $875,000 were declared in 1996 and 1997, respectively.

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

     The Series C preferred stock was originally issued as a unit comprised of one share of Series C preferred stock and warrants to purchase three (3) shares of common stock. A total of 1,687,500 warrants were issued and were exercisable at $5.50 per share through November 12, 1998, of which 833,324 were exercised prior to 1996. The warrants were redeemable by the Company at $0.02 per warrant upon 30 day notice at any time after November 12, 1995 or earlier if the closing bid price of the common stock equaled or exceeded $6.75 for five consecutive trading days. The Company called the warrants for redemption on November 14, 1997, after which 846,256 warrants were exercised for net proceeds to the Company of $4,654,000. The remaining 7,920 warrants were redeemed.

       In January, 1996, 60,000 warrants were issued at an exercise price of $3.375 per share and expiring in January 1999. At December 31, 1997, 45,000 of these warrants had been earned. In connection with the receipt of a production payment, in October 1996 the Company issued 25,000 warrants with an exercise price of $5.18 expiring October 1999, 25,000 warrants with an exercise price of $5.65 expiring October 2000 and 25,000 warrants with an exercise price of $6.13 expiring October 2001. No warrants were exercised in 1996. At December 31, 1996, the Company had 1,176,676 total warrants issued, including the publicly traded warrants. Additionally, in 1996, 610,170 shares of the Company's common stock that had been held as collateral were returned and held in the treasury, 12,258 shares of common stock were issued upon exercise of employees' stock options, 239,710 shares of common stock, valued at $939,000, were issued to acquire oil and gas properties, and 36,538 shares of common stock were issued as dividends on the Company's Series C Preferred Stock.

        In January, 1997, 21,000 warrants were issued at a exercise price of $4.50 per share expiring January 1, 2000, in connection with services rendered by a non-employee. During June and October, 1997, 100,000 warrants and 50,000 warrants were exercised at $4.125 per share and an average of $4.25 per share, respectively, resulting in net proceeds to the Company of $625,000. In December, 1997, 37,500 warrants at an exercise price of $3.00 per share expired. At December 31, 1997, the Company had 166,000 total warrants issued, of which 141,000 had been earned.

       On November 21, 1997, the Company sold 6,500,000 newly issued shares of its common stock in a public offering, receiving cash proceeds of approximately $36.2 million after fees and expenses. Additionally, in 1997, 13,556 shares of the Company's common stock were contributed to the 401(k) plan, 89,242 shares of common stock were issued upon exercise of employees' stock options, 1,000 shares of common stock, valued at $4,000 were issued in exchange for services, and 16,306 shares of common stock, valued at $90,000, were issued to acquire oil and gas properties.

                MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

       Earnings Per Share

       During 1997, the Company adopted SFAS No. 128, "Earnings per Share." As a result of the adoption of SFAS No. 128, all earnings per share ("EPS") amounts have been restated to the basic and diluted presentations required by this pronouncement. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:


                                               For the Year Ended                    For the Year Ended
                                                December 31, 1997                     December 31, 1996
                                  -----------------------------------------------------------------------------------------
                                                                      Per                                          Per
                                       Loss           Shares         Share          Income          Shares        Share
                                    (Numerator)     (Denominator)    Amount      (Numerator)     (Denominator)    Amount
                                  -----------------------------------------------------------------------------------------

Income (Loss) before extraordinary
  item..........................   $ (2,108,000)                                $   509,000
  Less: Preferred Stock dividends      (875,000)                                   (406,000)
                                  ------------------------------------------------------------------------------------------
Basic EPS
Income (Loss) available to
  common stockholders...........     (2,983,000)       14,535,805        (.21)      103,000       12,485,893         .01
Effect of dilutive securities
Warrants........................          -                -                            -             14,943
Options.........................          -                -                            -             60,924
Convertible preferred stock.....          -                -                            -              -
Diluted EPS
Income (Loss) available to
  common stockholders and
                                  --------------------------------------------------------------------------------------------
   assumed  conversions.........  $   (2,983,000)      14,535,805     $   (.21) $   103,000       12,561,760   $    .01
                                  ============================================================================================

     The warrants, options, and convertible preferred stock were not included in the computation of diluted earnings per share in 1997 since the Company incurred a loss before extraordinary items for the year and any effect would be anti-dilutive. At December 31, 1997, the Company had outstanding 141,000 warrants at a weighted average exercise price of $4.75 per share, 2,538,000 options at a weighted average exercise price of $5.00 per share, and 1,000,000 shares of preferred stock convertible to common stock at $5.875 per share. Additionally, effective December 1997, the Company issued a note payable for $2,000,000 due December 1, 1998, payable, at its option, in either cash or common stock.

NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION

       During 1997, the Company purchased oil and gas properties by issuing 16,306 shares valued at $90,000. The Company contributed 13,556 shares valued at $59,000 to the Company's 401(k) plan. The Company issued 1,000 shares valued at $4,000 in exchange for services rendered. Interest paid in 1997 was $12,001,557.

       During 1996, the Company purchased oil and gas properties by issuing 239,710 shares of its common stock, valued at $938,444. The Company converted 658,934 shares of Series B and Series C preferred stock into 1,821,638 shares of common stock. The Company issued 36,538 shares of common stock valued at $121,700 in lieu of cash dividends on preferred stock. The Company received equity securities with a fair value of $150,000 as partial payment for the sale of property interests. Interest paid in 1996 was $2,344,308.

NOTE 10 -- ENVIRONMENTAL ISSUES

       Being engaged in the oil and gas exploration and development business, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation would most likely fall upon the Company. In certain acquisitions, the Company has received contractual warranties that no such violations exist, while in other acquisitions the Company has waived its rights to pursue a claim for such violations from the selling party. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any material liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

       The Company has certain lease agreements for the use of office space and office equipment. The office space lease extends through November 2001 with an option to renew the lease for a three year term. The various office equipment leases extend until 1999. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements:


Year Ended December 31:
1998.......................................................     $    263,886
1999.......................................................          266,770
2000.......................................................          271,157
2001.......................................................          246,959
Thereafter.................................................           13,155
                                                                ----------------
 Total Minimum Payments Required                                $  1,061,927
                                                                ================

       Rental expense was $218,951 and $129,169 for 1997 and 1996, respectively.

     In December, 1997, the Company amended its Revolving Loan Agreement with certain banks to permit guarantees of NGTS, LLC's debt, not to exceed $4,000,000, and trade payables or letters of credit for the purchase of natural gas not to exceed an aggregate of $15,000,000 on behalf of NGTS, LLC. As of December 31, 1997, there was no NGTS, LLC. debt outstanding.

NOTE 12 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1997 is adequate.

       Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 1997, the Company provided a $200,000 reserve for the carrying value of a note receivable. After establishing this reserve, management believes those market values approximate carrying values at December 31, 1997 and 1996. The market values of equity investments are based upon quoted prices (see Note 1).

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 13 -- COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At December 31, 1997, the Company had open contracts for oil price collars on 30,000 barrels of oil per month (with cap and floor prices of $23.25 and $18.50, respectively) through December, 1998. At December 31, 1997, the Company had open contracts for gas prices swaps of 500,000 MMbtu of gas at an average price of $2.45 during January, 1998, 300,000 MMbtu of gas at an average price of $2.54 during February, 1998, and 300,000 MMbtu of gas at an average price of $2.25 during March, 1998. Additionally, the Company had written call options on 100,000 MMbtu per month for the months of January through March, 1998 at prices averaging $2.90 per MMbtu. Net losses related to derivative transactions for the years ended December 31, 1997 and 1996 were $1,537,000 and $272,000, respectively. At December 31,1997, the unrealized gain from derivative transactions was $336,000.

NOTE 14 -- STOCK COMPENSATION PLAN

       The Company adopted in 1996 two stock compensation plans for its employees and directors, (i) the Magnum Hunter Resources Employee Stock Ownership Plan, (the "ESOP"), and (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan (the "Option Plan"). In addition, the Company authorized, after the effect of the ESOP transaction described below, the issuance of its common stock to participants in the Magnum Hunter Resources, Inc. 401(k) plan in an amount that matched employee contributions up to one hundred percent (100%). The cost of this matching contribution was $157,000 and $59,000 in 1997 and 1996, respectively.

ESOP

       The Company established an ESOP and a related trust as a long-term benefit for its employees. Under terms of the ESOP, eligible participants may elect to make elective deferred contributions of not less than 1% or more than 15% of their annual compensation, limited in combination with the 401(k) plan to the maximum allowable per year by the Internal Revenue Code. The Plan also allows for the Company to make discretionary contributions to the ESOP. It is also the Company's intent to invest all contributions in Common Stock. In this regard, on October 11, 1996, the ESOP purchased 22,556 shares of the Company's Common Stock for $3.75 per share from a third party. To fund this purchase, the ESOP borrowed $84,585 from a bank. At December 31, 1997, the Company elected to pay the loan and accrued interest and contribute the stock as part of the $157,000 matching of employee contribution to the 401(k) plan.

1996 Incentive Stock Option Plan

       The Company established this plan effective April 1, 1996, and is governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. The Option Plan covers 1,200,000 shares of the Company's Common Stock. Eligibility is limited to employees and directors of the Company and its subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the Option Plan is 10 years, and the term of the options is at the discretion of the Board, with a term of 5 years. All options are fully vested and exercisable when granted. The exercise price is fair market value at the date of grant, except for individuals who own 10% or more of the Company's stock.

       In addition, during 1996, the Board granted the remaining 935,442 options to employees and directors at an exercise price of $4.50 per share.

     During  1997,  the  Board  granted   1,440,000  options  to  employees  and
directors, 1,240,000 of which were fully vested and 200,000 of which vest over 5 years.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

       The  following  is a summary of stock  option  activity  under the Option
Plan:

                                                     1997                            1996
                                       ----------------------------------------------------------------------
                                                           Weighted                           Weighted
                                                            Average                            Average
                                              Shares     Exercise Price      Shares         Exercise Price
                                       ----------------------------------------------------------------------
Outstanding - Beginning of Year.......    1,187,742      $   3.72           264,558         $    0.82
Granted...............................    1,440,000          5.93           935,442              4.50
Exercised.............................      (89,242)         3.01           (12,258)              .73
Canceled..............................         -              -                 -                 -
                                       ----------------------------------------------------------------------
Outstanding - End of Year.............    2,538,500      $   5.00         1,187,742         $    3.72
                                       ======================================================================
Exercisable - End of Year.............    2,338,500                         970,684
                                       ======================================================================

       The following is a summary of plan stock options  outstanding at December 31, 1997:

                                                           Weighted
                                                            Average
                                           Number of       Remaining
                                            Options      Contractual Life          Number of
Exercise Price                            Outstanding       (Years)            Exercisable Options
                                      -----------------------------------------------------------------------
   $   .73.....................              191,522          3.0                    191,522
      1.65.....................               25,536          3.0                     25,536
      4.50.....................              881,442          3.7                    881,442
      4.375....................               25,000          4.0                     25,000
      5.375....................               10,000          4.3                     10,000
      5.25.....................               35,000          4.4                     35,000
      5.875....................            1,170,000          5.0                   1,170,000
      6.0......................              100,000          5.0                       -
      7.125....................              100,000          5.0                       -
                                      -----------------------------------------------------------------------
                                           2,538,500                                 2,338,500
                                      =======================================================================

     The Company adopted the disclosures only portion of SFAS No. 123 as it continued to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation.

     On a pro forma basis, the effect of stock based compensation had the Company adopted Statement No. 123 is as follows:

                                                                 1997                  1996
                                                         --------------------------------------
Net Income (Loss) Applicable to Common Stock:
  As reported............................................ $     (4,367,000)     $      103,000
  Pro Forma..............................................       (6,573,000)         (1,540,000)
Basic Earnings (Loss) per Share:
  As reported, after extraordinary loss.................. $           (.30)     $          .01
  Pro Forma..............................................             (.45)               (.12)
Diluted Earnings (Loss) per Share:
  As reported, after extraordinary loss..................             (.30)                .01
  Pro Forma..............................................             (.45)               (.12)

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


       The weighted average grant date fair value of options granted was $2.87 during 1997. Fair value of options and warrants was calculated by using the Black-Scholes options pricing model using the following weighted average assumptions for 1997 activity: risk free interest rate of 5.67%, expected life of 5.0 years, expected volatility of 57.0% and no dividend yield.

NOTE 15 -- EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                     CHANGE-IN-CONTROL ARRANGEMENTS

       Mr. Gary C. Evans and Mr. Matthew C. Lutz have employment agreements with Magnum Hunter Resources, Inc. Mr. Evans' agreement terminates December 31, 1998 and continues thereafter on a year to year basis and provides for a base salary of $250,000 per annum. Mr. Lutz's agreement terminates September 30, 1998 and continues thereafter on a year to year basis and provides for a base salary of $150,000 per annum. Both agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not associate with a business that competes with the Company for a period of one year after cessation of employment. The Company also has key man life insurance on Mr. Evans in the amount of $5,000,000.

NOTE 16 -- SUBSEQUENT EVENTS

     On January 9, 1998, the Company adopted a Shareholder Rights Plan, pursuant to which Rights would be distributed as a dividend to its common stockholders at a rate of one Right for each share of common stock held of record on January 20, 1998. Under the Rights Plan, the Rights will initially represent the right to purchase one one-hundreth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per one one-hundreth of a share. The Rights will become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of the Company's common stock. Until they become exercisable, the Rights attached to and trade with the Company's common stock. The Rights will expire January 20, 2008. The Rights may be redeemed by the continuing members of the Company's Board of Directors at $.01 per Right prior to the tenth day after a person or group has accumulated 15% or more of the Company's common stock. The Rights will not be taxable to the Company's shareholders. In the event that a person or group acquires 15% or more of the Company's common stock, the Rights would then be modified to represent the right to receive for the exercise price, Magnum Hunter common stock having a value worth twice the exercise price. In the event that the Company is involved in a merger or other business combination at any time after a person or group has acquired 15% or more of Magnum Hunter's common stock, the Rights will be modified so as to entitle a holder to buy a number of shares of common stock of the acquiring entity having a market value of twice the exercise price of each Right.

       On January 28, 1998, the Company announced, and later amended, a cash purchase offer for Units of TEL Offshore Trust. Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company announced that 1,745,353 Units, or 40.1% of the total number of Units outstanding, had been tendered.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)

       Proved oil and gas reserves consist of those estimated quantities of crude oil, gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

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

       Estimated quantities of proved oil and gas reserves of the Company were as follows:


                                                                     Gas
                                                    Oil           (Thousand
                                                  (Barrels)       Cubic Feet)
                                                --------------------------------
December 31, 1996
  Proved reserves..............................   5,338,255        90,565,997
  Proved developed reserves....................   1,962,184        71,275,141
December 31, 1997
  Proved reserves..............................  20,946,415       207,775,770
  Proved developed reserves....................  12,036,234       154,964,396

     The changes in proved reserves for the years ended December 31, 1997 and 1996 were as follows:

                                                                     Gas
                                                    Oil           (Thousand
                                                  (Barrels)       Cubic Feet)
                                                 -------------------------------
Reserves at December 31, 1995..................   3,767,739       14,071,916
Purchase of minerals-in-place..................   2,678,579       81,943,557
Sale of minerals-in-place......................    (214,381)      (1,318,164)
Extensions and discoveries.....................        -             151,606
Production.....................................    (191,203)      (2,674,793)
Revisions of estimates.........................    (702,479)      (1,608,125)
                                                 -------------------------------

Reserves at December 31, 1996...................  5,338,255       90,565,997
Purchase of minerals-in-place................... 15,282,168      108,620,963
Sale of minerals-in-place.......................    (24,882)         (22,517)
Extensions and discoveries......................      1,777           18,000
Production......................................   (737,289)      (9,613,623)
Revisions of estimates..........................  1,086,386       18,206,952
                                                --------------------------------
Reserves at December 31, 1997................... 20,946,415      207,775,770
                                                ================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES --(Continued)
                                   (Unaudited)

       The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and impairment as of December 31, 1997 and 1996 were as follows:


                                                        1997          1996
                                                    ----------------------------
Unproved oil and gas properties...................  $    516,560   $    459,254
Proved properties.................................   227,027,869     70,574,890
                                                    ----------------------------
Gross Capitalized Costs...........................   227,544,429     71,034,144
Accumulated depreciation, depletion and impairment.  (16,091,001)    (4,513,541)
                                                   -----------------------------
          Net Capitalized Costs...................  $211,453,428   $ 66,520,603
                                                   =============================

       Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 1997 and 1996 as follows:


                                                        1997          1996
                                                    ----------------------------
Property acquisition costs
Proved properties................................. $ 137,430,583   $ 31,982,821
  Unproved properties.............................        57,306          -
  Exploration costs...............................       737,936      1,114,733
Development costs.................................    18,284,460        837,273
                                                    ----------------------------
          Total Costs Incurred.................... $ 156,510,285   $ 33,934,827
                                                   =============================

       Results of operations from oil and gas producing activities for the years ended December 31, 1997 and 1996 were as follows:


                                                       1997          1996
                                                    ----------------------------
Oil and gas production revenue.................... $ 35,658,032    $ 10,247,688
Disposal services revenue.........................        5,130          20,487
Production costs..................................  (13,901,537)     (4,389,465)
Depreciation and depletion........................  (11,577,460)     (2,598,939)
                                                    ----------------------------
  Results of Operations for Producing Activities   $ 10,184,165    $  3,279,771
                                                    ============================

       The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1997 and 1996 were as follows:

                                                        1997         1996
                                                    ----------------------------
Future cash inflows.............................. $ 811,512,060   $ 492,157,062
Future development and production costs..........  (336,730,398)   (138,614,804)
                                                    ----------------------------
Future net cash flows, before income tax.........   474,781,662     353,542,258
Future income taxes..............................   (93,828,793)   (102,341,098)
                                                    ----------------------------
Future Net Cash Flows............................   380,952,869     251,201,160
10% annual discount..............................  (211,181,318)   (134,116,299)
                                                    ----------------------------
  Standardized Measure of Discounted Future Net
       Cash Flows................................ $ 169,771,551   $ 117,084,861
                                                   =============================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (Continued)
                                   (Unaudited)

       The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 1997 and 1996 were as follows:


                                                                             1997                1996
                                                                         ------------------------------------

Purchases of minerals-in-place.......................................    $   136,739,277     $  129,544,769
Sales of minerals-in-place...........................................           (191,741)        (2,195,780)
Extensions, discoveries and improved recovery, less related costs                 38,555            302,785
Sales of oil and gas produced, net of production costs...............        (21,756,495)        (5,858,223)
Development costs incurred during the period.........................         16,289,428             -
Revision of prior estimates:
  Net change in prices and costs.....................................       (141,112,592)        14,993,539
  Change in quantity estimates.......................................         46,255,955        (10,107,737)
Accretion of discount................................................         11,708,486          2,981,968
Net change in income taxes...........................................          4,715,817        (42,396,139)
                                                                         ------------------------------------
                 Net Change..........................................    $    52,686,690     $   87,265,182
                                                                         ====================================

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       The accounting firm of Hein + Associates, L.L.P. ("Hein") represented the Company as its independent accountants during fiscal year 1995 and was dismissed by the Company's Board of Directors on January 20, 1997. During the Company's fiscal year ended December 31, 1995, and subsequent interim period, there were no disagreements between the Company and Hein on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Hein's reports on the financial statements of the Company for the fiscal year ended December 31, 1995, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors appointed Deloitte & Touche LLP as the Company's independent accountants on January 20, 1997.


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


 Name                             Age       Title
Gary C. Evans...................  40        Director, President, Chief Executive Officer
Matthew C. Lutz.................  63        Chairman of the Board and Executive Vice President of
                                            Exploration and Business Development
Chris Tong......................  41        Senior Vice President and Chief Financial Officer
David S. Krueger................  48        Vice President and Chief Accounting Officer
Morgan F. Johnston..............  37        Vice President, General Counsel and Secretary
Richard R. Frazier..............  51        President and Chief Operating Officer of Magnum Hunter
                                            Production, Inc. and Gruy
Michael McInerney . . . . . . .   56        Vice President, Corporate Development & Investor Relations
R. Douglas Cronk . . . . . . . . .50        Vice President of Magnum Hunter Production, Inc. and Gruy
Craig Knight....................  41        Vice President of Operations of Hunter Gas Gathering, Inc.
Gerald W. Bolfing...............  69        Director
Oscar C. Lindemann..............  75        Director
John H. Trescot, Jr.............  72        Director
James E. Upfield................  77        Director

       Gary C. Evans has served as President, Chief Executive Officer and a director of the Company since December, 1995 and Chairman and Chief Executive Officer of all of the Hunter Subsidiaries since their formation or acquisition. He served as Chief Financial Officer from January 1997 to August 1997. He acted as Chairman, President and Chief Executive Officer of Hunter from September 1992 until October 1996. Previously, he was President and Chief Operating Officer of Hunter from December 1990 to September 1992. From 1985 to 1990, Mr. Evans was Chairman, President and Chief Executive Officer of Sunbelt Energy, Inc. and its subsidiaries, which were merged with Hunter. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Karts International Incorporated, a Nasdaq-listed company.

     Matthew C. Lutz has served as Chairman since March, 1997 after having served as Vice Chairman of the Company since December, 1995. Mr. Lutz has also served as Executive Vice President of Exploration and Business Development since December, 1995. Mr. Lutz held similar positions with Hunter from September 1993 until October 1996. From 1984 through 1992, Mr. Lutz was Senior Vice President of Exploration and on the Board of Directors of Enserch Exploration, Inc. with responsibility for such company's worldwide oil and gas exploration and development program. Prior to joining Enserch, Mr. Lutz spent 28 years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including exploration, production, lease acquisition, administration and financial planning.

    Chris Tong has served as Senior Vice President and Chief Financial Officer since August, 1997. Previously, Mr. Tong was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which are wholly-owned subsidiaries of Tejas Gas Corporation. In January 1998, Tejas Gas Corporation was acquired by Shell Oil. Mr. Tong held these positions since August 1996, and served in other treasury positions with Tejas beginning August 1989. He was also responsible for managing Tejas' property and liability insurance. From 1980 to 1989, Mr. Tong served in various energy lending capacities with Canadian Imperial Bank of Commerce, Post Oak Bank, and Bankers Trust Company in Houston, Texas. Prior to his banking career, Mr. Tong also served over a year with Superior Oil Company as a Reservoir Engineering Assistant. Mr. Tong is a summa cum laude graduate of the University of Southwestern Louisiana with a Bachelor of Arts degree in Economics and a minor in Mathematics.

     David S. Krueger has served as Vice President and Chief Accounting Officer of the Company since January 1997. Mr. Krueger acted as Vice President-Finance of Cimarron Gas Holding Co., a gas processing and natural gas liquids marketing company in Tulsa, Oklahoma, from April 1992 until January 1997. He served as Vice President/ Controller of American Central Gas Companies, Inc., a gas gathering, processing and marketing company from May 1988 until April 1992. From 1974 to 1986, Mr. Krueger served in various managerial capacities for Southland Energy Corporation. From 1971 to 1973, Mr. Krueger was a staff accountant with Arthur Andersen LLP. Mr. Krueger, a certified public accountant, graduated from the University of Arkansas with a B.S./B.A. degree in Business Administration and earned his M.B.A. from the University of Tulsa.

     Morgan F. Johnston has served as Vice President and General Counsel since April, 1997 and has served as the Company's Secretary since May 1, 1996. Mr. Johnston was in private practice as a sole practitioner from May 1, 1996 to April 1, 1997, specializing in corporate and securities law. From February 1994 to May 1996, Mr. Johnston served as general counsel for Millennia, Inc. (formerly known as SOI Industries, Inc.) and Digital Communications Technology Corporation, two American Stock Exchange listed companies. He also served as general counsel to Halter Capital Corporation, a private consulting firm from August 1991 to May 1996. For the two years prior to August 1, 1991 he was securities counsel for Motel 6 L.P., a New York Stock Exchange listed company. Mr. Johnston graduated cum laude from Texas Tech Law School in May 1986 and is licensed to practice law in the State of Texas.

     Richard R. Frazier has served as President and Chief Operating Officer of Magnum Hunter Production, Inc. and Gruy since January 1994. From 1977 to 1993, Mr. Frazier was employed by Edisto Resources Corporation in Dallas, serving as Executive Vice President Exploration and Production from 1983 to 1993, where he had overall responsibility for its property acquisition, exploration, drilling, production, gas marketing and engineering functions. From 1972 to 1976, Mr. Frazier served as District Production Superintendent and Petroleum Engineer with HNG Oil Company (now Enron Oil & Gas Company) in Midland, Texas. Mr. Frazier's initial employment, from 1968 to 1971, was with Amerada Hess Corporation as a petroleum engineer involved in numerous projects in Oklahoma and Texas. Mr. Frazier graduated in 1970 from the University of Tulsa with a Bachelor of Science Degree in Petroleum Engineering. He is a registered Professional Engineer in Texas and a member of the Society of Petroleum Engineers and many other professional organizations.

     Michael McInerney has served as Vice President, Corporate Development & Investor Relations of the Company since October 1997. Prior to joining the Company, Mr. McInerney owned Energy Advisors, Inc., an energy consulting firm, from June 1993 until October 1997. Mr. McInerney was employed from 1981 until June 1993 by Triton Energy Corporation, an independent energy company, where his responsibilities included investor relations, acquisitions and corporate planning. Before joining Triton Energy Corporation, Mr. McInerney served nine years in various financial management positions with American Natural Resources Company, a gas transmission and distribution corporation. Mr. McInerney graduated from the University of Michigan with a B.B.A.

       R. Douglas Cronk, has served as Vice President of Operations for Magnum Hunter Production, Inc. and Gruy since May 1996, at which time the Company acquired from Mr. Cronk Rampart Petroleum, Inc., based in Abilene, Texas. Rampart had been an active operating and exploration company in the north central and west Texas region since 1983. Prior to the formation of Rampart, Mr. Cronk was an independent oil and gas consultant in Houston, Texas for approximately two years. From 1974 to 1981, Mr. Cronk held various positions with subsidiaries of Deutsch Corporation of Tulsa, Oklahoma, including Southland Drilling and Production where he became Vice President of Drilling and Production. Mr. Cronk is a Chemical Engineer graduate from the University of Tulsa.

     Craig Knight has served as Vice President of Operations for Hunter Gas Gathering, Inc. since March, 1998. Prior to joining the Company Mr. Knight was employed by MidCon Corp. and its affiliates since 1979 in various capacities. From 1995 to his departure from MidCon he served as the Sr. Business Manager, Gathering and Processing for MidCon Gas Products Corp. where he managed MidCon's gathering and processing activities in the Panhandle and Permian Basin regions of Texas. From 1992 -1994, he served as an account manager of the Electric Power Sector Start-up Group for MidCon Gas Services Corp and as Manager - West Region for MidCon Marketing Corp. Mr. Knight graduated from Texas Tech University with a B.S. in Engineering Technology with Construction Specialty. He also received his M.B.A. in Executive Programs from University of Houston in 1989.

       Gerald W. Bolfing has been a director of the Company since December, 1995. Mr. Bolfing was appointed a director of Hunter in August 1993. He is an investor in the oil and gas business and a past officer of one of Hunter's former subsidiaries. From 1962 to 1980, Mr. Bolfing was a partner in Bolfing Food Stores in Waco, Texas. During this time, he also joined American Service Company in Atlanta, Georgia from 1964 to 1965, and was active with Cable
Advertising Systems, Inc. of Kerrville, Texas from 1978 to 1981. He joined a Hunter subsidiary in the well servicing business in 1981 where he remained active until its divestiture in 1992. Mr. Bolfing is on the board of directors of Capital Marketing Corporation of Hurst, Texas.

       Oscar C. Lindemann has served as a director of the Company since December, 1995. Mr. Lindemann was previously a director of Hunter, having been appointed in November 1995. Mr. Lindemann has over 40 years experience in the financial industry. Mr. Lindemann began his banking career with the Texas Bank and Trust in Dallas, Texas in 1951. He served the bank until 1977 in many capacities, including Chief Executive Officer and Chairman of the Board. Since leaving Texas Bank and Trust, he has served as Vice Chairman of both the United National Bank and the National Bank of Commerce, also in Dallas. Mr. Lindemann has also served as a consultant to the banking industry. He retired from commercial banking in 1987. Mr. Lindemann is a former President of the Texas Bankers Association, and a former state representative to the American Bankers Association. He was a Founding Director and Board Member of VISA, and a member of the Reserve City Bankers Association. He has served as an instructor at both the Southwestern Graduate School of Banking at Southern Methodist University and the School of Banking of the South at Louisiana State University.

       John H. Trescot, Jr. has served as a director of the Company since June, 1997. For the last five years, Mr. Trescot has been a principal of AWA Management Corporation, a professional consulting firm specializing in oil, timber, pulp and paper, and financial management. Early in his career, Mr. Trescot held various positions in woodlands, and pulp and paper, advancing to the position of Senior Vice President, Southern Operations at Hudson Pulp & Paper Corp. (now part of Georgia Pacific Corp.). Later Mr. Trescot became Vice President of The Charter Company, a corporation with operations in oil, communications and insurance. In 1979, Mr. Trescot became the Chief Executive Officer of "Jari" Florestal e Agropecuaria, Ltda.,a pulp, timber, rice and kaolin operation in the Amazon Basin of Brazil owned by D.K. Ludwig. In 1981, Mr. Trescot became the Chief Executive Officer of TOT Drilling Corp., a contract drilling company with operations in west Texas and New Mexico.

     James E. Upfield has served as a director of the Company since December, 1995. Mr. Upfield was appointed a director of Hunter in August 1992. Mr. Upfield is Chairman of Temtex Industries, Inc. based in Dallas, Texas, a public company that produces consumer hard goods and building materials. In 1969, Mr. Upfield served on a select Presidential Committee serving postal operations of the United States of America. He later accepted the responsibility for the Dallas region, which encompassed Texas and Louisiana. From 1959 to 1967, Mr. Upfield was President of Baifield Industries, Inc. ("Baifield") and its predecessor, a company he founded in 1949 which merged with Baifield in 1963. Baifield was engaged in prime government contracts for military systems and sub-systems in the production of high-strength, light-weight metal products.

Item 10.          Executive Compensation.

       The following table contains information with respect to all cash compensation paid or accrued by the Company during the past three fiscal years to the officers of the Company. No other officer individually received annual cash compensation exceeding $100,000 during the past three years.

                                                                                        Long Term Compensation
                                                                                 ---------------------------------------------------
                                    Annual Compensation                             Awards                   Payout
                            -------------------------------------------------------------------------------------------------------
 (a)                        (b)      (c)           (d)                 (e)            (f)           (g)         (h)            (i)
Name,                                                                Other                       Number
Principal                                                           Annual        Restricted     Options       LTP         All Other
Position                   Year     Salary        Bonus          Compensation       Stock         SARs       Payouts    Compensation
------------------------------------------------------------------------------------------------------------------------------------
Gary C. Evans              1997     $200,025      $250,000             -               -            -           -               -
President and CEO          1996     $150,000      $100,000             -               -            -           -               -

Matthew C. Lutz            1997     $106,000      $100,000             -               -            -           -               -
Executive V.P. and         1996     $ 65,600      $ 10,000             -               -            -           -               -
Chairman

Richard R. Frazier         1997     $124,200      $ 50,000             -               -            -           -               -
President of
Magnum Hunter
Production, Inc.

David S. Krueger           1997     $ 93,366      $ 10,000             -               -            -           -               -
Vice President and
Chief Accounting
Officer

R. Douglas Cronk           1997     $ 92,033      $10,000              -               -            -           -               -
V.P. of Magnum
Hunter Production, Inc.

L.T. Rochford              1995     $  96,000     $   -0-           $15,693            -            -           -               -
CEO

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)


                         Number of Securities             Percent of total           Exercise of
                       Underlying Options/SARs        options/SARs granted to        base price
        Name                 granted (#)              employees in fiscal year         ($/Sh)         Expiration date
        (a)                      (b)                            (c)                      (d)                (e)
----------------------------------------------------------------------------------------------------------------------
Gary C. Evans                   50,000                                                  $4.50            12/05/2001
                               500,000                         36.0%                    $5.875           12/12/2002
Richard R. Frazier              50,000                                                  $4.50            12/05/2001
                               100,000                          9.8%                    $5.875           12/12/2002

Matthew C. Lutz                350,000                         23.0%                    $5.875           12/12/2002
David S. Krueger                25,000                          1.6%                    $5.875           12/12/2002
R. Douglas Cronk                25,000                          1.6%                    $5.875           12/12/2002

       Compensation of Directors

     The Company has six individuals who serve as directors, four of which are independent. Two of these directors receive compensation with respect to their services and in their capacities as executive officers of the Company and no additional compensation has historically been paid for their services to the Company as directors. The other four directors of the Company are not employees of the Company and receive no compensation for their services as directors other than as stated below. For the first six months of 1997, independent directors received $500 per meeting as compensation for their services. Beginning July 1, 1997, independent directors receive $1,000 per meeting. In addition, once a year each independent director will be granted an option to acquire 10,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant. Other than the compensation stated herein, the Company has not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

       Employment Contracts and Termination of Employment and Change-in-Control Arrangements

       Mr. Gary C. Evans and Mr. Matthew C. Lutz have employment agreements with Magnum Hunter Resources, Inc. Mr. Evans' agreement terminates December 31, 1998 and continues thereafter on a year to year basis and provides for a base salary of $250,000 per annum. Mr. Lutz's agreement terminates September 30, 1998 and continues thereafter on a year to year basis and provides for a base salary of $150,000 per annum. Both agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not associate with a business that competes with the Company for a period of one year after cessation of employment. The Company also has key man life insurance on Mr. Evans in the amount of $5,000,000.

       The Company has not entered into any contracts or arrangements with any officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the officer's responsibilities following a change-in-control.

     Section 16 (a) Beneficial Ownership Reporting Compliance

     For the fiscal year 1996, Gary C. Evans filed one late report on Form 3 and three late reports on Form 4 relating to five transactions that occurred during June, October, and December of 1996. For the fiscal year 1996, Matthew C. Lutz filed one late report on Form 3 and three late reports on Form 4 relating to four transactions that occurred during June, October, and December of 1996. For the fiscal year 1996, Richard R. Frazier filed one late report on Form 3 and two late reports on Form 4 relating to three transactions that occurred during October, and December of 1996. For the fiscal year 1996, Gerald W. Bolfing filed one late report on Form 3 and two late reports on Form 4 relating to two transactions that occurred during October, and December of 1996. For the fiscal year 1996, James E. Upfield filed one late report on Form 3 and three late reports on Form 4 relating to three transactions that occurred during June, October, and December of 1996. For the fiscal year 1996, Oscar C. Lindemann filed one late report on Form 3 and two late reports on Form 4 relating to two transactions that occurred during June and December of 1996. For the fiscal year 1997, Chris Tong filed one late report on Form 3 and three late reports on Form 4 relating to five transactions that occurred during September, November, and December of 1997. For the fiscal year 1997, John H. Trescot, Jr. filed one late report on Form 3 and three late reports on Form 4 relating to five transactions that occurred during June, August, and December of 1997. For the fiscal year 1997, Gary C. Evans filed three late reports on Form 4 relating to three transactions that occurred during August, November and December of 1997. For the fiscal year 1997, Matthew C. Lutz filed two late reports on Form 4 relating to two transactions that occurred during August and December of 1997. For the fiscal year 1997,

Richard R. Frazier filed three late reports on Form 4 relating to three transactions that occurred during May, August, and December of 1997. For the fiscal year 1997, Gerald W. Bolfing filed two late reports on Form 4 relating to two transactions that occurred during August and December of 1997. For the fiscal year 1997, James E. Upfield filed one late report on Form 4 relating to one transaction that occurred during December of 1997. For the fiscal year 1997, Oscar C. Lindemann filed two late reports on Form 4 relating to two transactions that occurred during August and December of 1997. In making this disclosure, the Company has relied solely on written representations of its directors and executive officers and copies of the reports filed by them with the SEC.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth certain information as of March 15, 1998, regarding the share ownership of the Company by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director, (iii) the Company's Chief Executive Officer and the two other most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group. None of the directors or executive officers named below owned, as of March 24, 1997, any shares of the Company's Series A Preferred Stock or its 1996 Series A Convertible Preferred Stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039.


                                                                                     Common Stock
                                                                                  Beneficially Owned

                                                                       Number of                 Percent
                       Name                                              Shares                of Class (3)
Directors and Executive Officers
     Gary C. Evans ............................................       2,178,226  (1)              10.0%
     Matthew C. Lutz...........................................         672,411                    3.0%
     Gerald W. Bolfing.........................................         359,558                    1.6%
     Oscar C. Lindemann........................................          37,160                     *
     John H. Trescot, Jr.......................................          60,154                     *
     James E. Upfield..........................................          64,704                     *
     Richard R. Frazier........................................         248,623                    1.1%
     Chris Tong................................................          53,300                     *
     All directors and executive officers as a group (8 persons)      3,507,033                   15.0%
Beneficial owners of 5 percent or more (excluding persons named above)
     TCW Group, Inc.
     865 South Figueroa Street
     Los Angeles, CA  90017....................................       1,702,127  (2)               7.8%

     Janus Capital Corporation
     100 Fillmore St. , Suite 300
     Denver, CO.  80206........................................       1,474,900                    6.8%



       (1) Includes 17,024 shares held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.

       (2) Consists of shares attributable to shares of Common Stock issuable upon conversion of 1,000,000 shares of the Company's 1996 Series A Convertible Preferred Stock.

       (3) Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d- 3(d)(1) under the Exchange Act.

Item 12.          Certain Relationships and Related Transactions.

       During 1996, as part of the Company's overall compensation package, the Company's officers and directors were granted the right to participate in certain exploration projects of the Company on a promoted basis. As of December 31, 1996, eleven (11) of the Company's officers and directors as a group spent an aggregate of $137,340 participating in 6 wells. The Company discontinued this program as of January 1, 1997.

Item 13.          Exhibits and Reports on Form 8-K.
                                     Exhibit
Number        Description of Exhibit

3.1 & 4.1     Articles of Incorporation(Incorporated by reference to
              Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2     Articles of Amendment to Articles of Incorporation(Incorporated by
              reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3     Articles of Amendment to Articles of Incorporation (Incorporated
              by reference to Registration Statement on Form SB-2, File No.
              33-66190)
3.4 & 4.4     Articles of Amendment to Articles of Incorporation (Incorporated
              by reference to Registration Statement on Form S-3, File No.
              333-30453)
3.5 & 4.5     By-Laws,  as  Amended  (Incorporated  by  reference  to
              Registration Statement on Form SB-2, File No.33-66190)
3.6 & 4.6     Certificate of Designation of 1996 Series A Preferred Stock
              (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7     Amendment to Certificate of Designations for 1996 Series A
              Convertible Preferred Stock (Incorporated by reference to
              Registration Statement on Form S-3, File No. 333-30453)
4.8           Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290)
4.9           Form of 10% Senior Note due 2007 (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290)
10.1          Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources, Inc. and  Bankers Trust Company,
              et al. (Incorporated by reference to Registration Statement on
              Form S-4, File No. 333-2290)
10.2          First Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al. (Incorporated by reference to Registration
              Statement on Form S-4,File No. 333-2290)
10.3*         Second Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al.
10.4*         Third Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al.
10.5          Employment Agreement for Gary C. Evans (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.6          Employment Agreement for Matthew C. Lutz (Incorporated by
              reference to Registration Statement on Form S-4,File No. 333-2290)
10.7          Stock Purchase Agreement among Magnum Hunter Resources, Inc. and
              Trust Company of the West and TCW Asset Management Company, in the
              capacities described herein, TCW Debt and Royalty Fund IVB and TCW
              Debt and Royalty Fund IVC, dated as of December 6, 1996
              (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
10.8          Registration Rights Agreement, dated May 29, 1997, between Magnum
              Hunter Resources, Inc. and Bankers Trust Company, et al.
              (Incorporated by reference to Registration Statement on Form S-4,
              File No. 333-2290)
10.9          Purchase and Sale Agreement,  dated May 17, 1996 between  Meridian
              Oil, Inc. and ConMag Energy Corporation (Incorporated by reference to Form 8-K, dated June 28, 1996, filed July 12, 1996)
10.10         Purchase  and  Sale  Agreement,  dated  February  27,  1997  among
              Burlington Resources Oil and Gas Company, Glacier Park Company and
              Magnum Hunter Production,  Inc. (Incorporated by reference to Form
              8-K, dated April 30, 1997, filed May 12, 1997)
10.11         Purchase and Sale Agreement between Magnum Hunter Resources,  Inc.
              , NGTS, et al., dated December 17, 1997 (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)
21            Subsidiaries of the Registrant (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290)
27            Financial Data Schedule
* Filed herewith.
(B) Form 8-K's
A Form 8-K, dated December 17, 1997 was filed by the Company on December 29, 1997 under Item 2 concerning the Company's acquisition of a thirty percent membership interest in NGTS, L.L.C., a gas marketing company located in Dallas, Texas. The Company amended the Form 8-K on February 13, 1998 to report the historical and pro forma financial information for the NGTS acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.


By:    /s/ Gary C. Evans                                         March 27, 1998
---------------------------------------------
         Gary C.  Evans, President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                        Title                                      Date

/s/ Gary C.  Evans                               Director, President
--------------------------                       Chief Executive Officer                    March 27, 1998
Gary C. Evans


/s/ Matthew C.  Lutz                             Chairman of the Board and                  March 27, 1998
--------------------------                       Executive Vice President of
Matthew C. Lutz                                  Exploration and Business
                                                 Development


/s/ Chris Tong                                   Senior Vice President and                  March 27, 1998
---------------------------                      Chief Financial Officer
Chris Tong

/s/ David S. Krueger                             Vice President and                         March 27, 1998
---------------------------                      Chief Accounting Officer
David S. Krueger


/s/ Morgan F. Johnston                           Vice President, General Counsel            March 27, 1998
-------------------------                        and Secretary
Morgan F. Johnston

/s/ Gerald W.  Bolfing                           Director                                   March 27, 1998
--------------------------
Gerald W. Bolfing

/s/ Oscar C.  Lindemann                          Director                                   March 27, 1998
-----------------------
Oscar C. Lindemann

/s/ John H. Trescot, Jr.                         Director                                   March 27, 1998
---------------------------
John H. Trescot, Jr.

/s/ James E. Upfield                             Director                                   March 27, 1998
---------------------------
James E. Upfield
