Form 10-Q
period 1998-03-31
MAGNUM HUNTER RESOURCES INC
filed 1998-05-15
CIK 854271

                                 United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934
    For the Quarterly Period Ended March 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
    of 1934
    For the Transition Period from .......... to ..........


                     Commission File Number..........1-12508


                          MAGNUM HUNTER RESOURCES, INC.
              Exact name of registrant as specified in its charter


         Nevada                                               87-0462881
State or other jurisdiction of                   IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039
                     Address of principal executive offices

                                 (972) 401-0752
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1998: 21,738,320.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter"or the "Company") follow "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with Magnum Hunter's consolidated financial statements and the notes associated with them contained in its Form 10-KSB for the year ended December 31, 1997. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum Hunter.

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

In January 1997, the Company purchased a fifty percent (50%) interest in a natural gas liquids processing plant, the McLean Gas Plant, which is connected to the Panoma gas gathering system, for $2.5 million. The related operating agreement allows the Company to recoup its investment out of one hundred percent (100%) of the net profits of the plant before reverting to a fifty percent (50%) interest after payout.

In February 1997, the Company entered into an agreement with Burlington Resources Inc. to purchase certain oil and gas properties located in the Permian Basin (hereinafter referred to as the "Permian Basin Properties"), consisting of 1,852 producing oil and natural gas wells and associated acreage located in 25 field areas of West Texas and in 22 field areas of Southeast New Mexico. On April 30, 1997, the Company closed on the purchase for a net price of approximately $133.8 million, including, but not limited to, certain adjustments for a January 1, 1997 effective date.

On April 29, 1997, the Company received and accepted two new loan commitments from Bankers Trust Company, as Agent, and other banks for senior credit facilities for the Company and several of its subsidiaries. The two new senior credit facilities were structured as a $130 million revolving line of credit with a term of five years and a $60 million one year senior subordinated bridge facility convertible into a five year term loan. The new credit facilities were conditioned, among other things, upon the closing of the Permian Basin Properties from Burlington, which took place April 30, 1997. The revolving line of credit gives the Company the flexibility of choosing a range of either "LIBOR" or "Prime" based interest rate options. This new credit facility replaced the previously existing $100 million revolving credit facility with a different bank group.

On May 29, 1997, the Company placed, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. The Notes have a 10% coupon, with interest payable on June 1 and December 1, commencing on December 1, 1997. There is no restriction on the ability of any consolidated or unconsolidated subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's outstanding senior subordinated term loan facility in the principal amount of $60 million with the remaining proceeds used to repay a substantial portion of the Company's outstanding revolving credit facility. At that time, the maximum commitment under the revolving credit facility was reduced from $130 million to $75 million, with a borrowing base of $60 million. The credit facility was amended as of September 30, 1997, to increase the maximum commitment from $75 million to $125 million, increase the borrowing base by $5 million to $65 million, and modify the interest expense coverage ratio test.

On December 18, 1997, the Company acquired a thirty percent (30%) membership interest in NGTS, LLC., a newly formed wholly owned subsidiary of Natural Gas Transmission Services, Inc., a natural gas marketing and trading company based in Dallas, Texas. NGTS, LLC assumed all of the parent company's operations as of December 1, 1997. The Company, as of December 1, 1997, dedicated substantially all of its natural gas production to NGTS, LLC for marketing. The Company's $4.35 million acquisition was completed for a combination of cash ($2.35 million) and promissory notes ($2.0 million) that have equity "put" features. The Company may, at its option, retire the promissory note due December 1, 1998, with common stock or cash.

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's capitalized costs exceeded the SEC PV-10 limitation utilizing prices in effect at March 31, 1998. However, as allowed by SEC rules, no write-down for impairment of oil and properties was required as a result of the increase in oil and gas prices subsequent to March 31, 1998. While the Company has never been required to write-down its asset base, significant downward revisions of quantity estimates or declines in oil and gas prices, which are not offset by other factors, could possibly result in write-down for impairment of oil and gas properties.

Results of Operations for the Three Month Periods in 1998 and 1997

The results of operations for the three month period ended March 31, 1998, included three months of operations for Permian Basin, while the corresponding period in 1997 did not include any results of operations from these properties. Unless otherwise stated, the increases in the 1998 interim period over the 1997 period were substantially the result of this acquisition.

Oil and natural gas sales were $10,555,000 in 1998, a 255% increase over 1997. The Company sold 262,428 barrels of oil, a 470% increase, and 3,261,217 Mcf of gas, a 235% increase, in 1998. The price received for oil was $14.44 per barrel and for natural gas was $2.07 per Mcf in 1998, representing a 30% decrease in oil price and an insignificant decrease in gas price compared to 1997. Oil and natural gas production lifting costs increased 494% to $3,689,000 while production taxes and other costs increased 116% to $1,486,000 in 1998 compared to 1997. The gross operating margin from oil and natural gas production was $5,380,000 in 1998, a 223% increase over 1997. On an equivalent unit basis, the gross margin was $1.11 per Mcfe in 1998 versus $1.33 in 1997, a 17% decrease. The sales price declined 8% to $2.18 per Mcfe while production lifting costs were $0.76 per Mcfe in 1998, a 52% increase over 1997. Production taxes and other costs, including overhead, were $0.31 per Mcfe in 1998, a 44% decrease over 1997. The overall increase in the gross operating margin from 1997 to 1998 was principally due to a 287% increase in Mcfe sold, from 1,248,482 Mcfe to 4,835,785 Mcfe.

Gas gathering, marketing, and processing revenues were $2,005,000 in the 1998 period, a 48% decrease from 1997, principally as a result of a 27% decline in natural gas and natural gas liquids prices. Costs from these activities were $1,559,000 in 1998, a 47% decrease from 1997. Gross operating margin was $446,000 in 1998 versus $932,000 in 1997, a 52% decrease. Gathering system throughput decreased 1% to 20,899 Mcf per day in 1998 compared to 21,052 Mcf per day in 1997 primarily due to the sale of one of the Company's gathering systems. Natural gas plant processing throughput was 15,813 Mcf per day in 1998 versus 15,309 Mcf per day in 1997, a 3% increase. Gross operating margin from gathering operations was $0.12 per Mcf of throughput in 1998 versus $0.44 per Mcf of throughput in 1997, which included a gain of $0.34 per Mcf from the repayment of a gas imbalance position. The gross operating margin from natural gas processing was $0.17 per Mcf of throughput in 1998 versus $0.24 per Mcf of throughput in 1997.

Revenues from oil field services and international sales were $193,000 in 1998, a $3,278,000 decrease from 1997. Operating costs decreased to $99,000 in 1998 from $3,338,000 in 1997. The decline of both revenue and costs was due to a decrease in business activity in Hunter Butcher International LLC. The gross operating margin was $94,000 in 1998 versus $133,000 in 1997. Depreciation and depletion expense increased 258% to $3,875,000 in 1998. General and administrative expense was $750,000 in 1998, a 238% increase over 1997, due to increased staffing and other costs. Operating profit decreased 9% to $1,295,000 in 1998 from 1997. The Company booked equity in loss of affiliate, net of income tax, of $49,000 in 1998 versus none in 1997. Other income was $201,000 in 1998, an increase of 179% due to dividends on marketable securities. Interest expense increased 296% to $4,233,000 in 1998 from $1,068,000 in 1997, due primarily to borrowing under the Company's 10% Senior Notes used to fund the acquisitions previously mentioned. The Company provided for a deferred income tax benefit of $1,040,000 on this loss in 1998 versus deferred income tax expense of $164,000 in 1997. The Company reported a net loss of $1,966,000, or $0.09 per common share, in 1998 versus income of $31,000, or $0.00 per common share in 1997. The Company accrued $219,000 in dividends on its preferred stock in 1998 and 1997.

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

On April 30, 1997, the Company closed the acquisition of the Permian Basin Properties for a net purchase price of approximately $133.8 million. At the same time, the Company's previously existing $100.0 million credit facility was replaced by two new credit facilities; (i) a $130.0 million Credit Facility and
(ii) a $60.0 million Term Loan Facility for a combined aggregate amount of $190.0 million. The initial advances under these new facilities totaled $179.5 million, including funds to complete the Permian Basin Acquisition, to pay principal and accrued interest remaining on the Company's previous credit facility, and to provide cash for working capital purposes.

On May 29, 1997, the Company sold, through a Rule 144A private placement offering, $140.0 million aggregate principal amount of Senior Notes. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's Term Loan Facility in the principal amount of $60.0 million and to repay a substantial portion of the indebtedness outstanding under the Credit Facility. The Senior Notes are unsecured and bear interest at 10% per annum, with interest payable on June 1 and December 1 commencing on December 1, 1997. After paydown, the maximum commitment under the Credit Facility was reduced from $130.0 million to $75.0 million, with a Borrowing Base of $60.0 million. The Credit Facility was subsequently amended effective September 30, 1997 to increase the maximum commitment from $75.0 million to $125.0 million, increase the Borrowing Base by $5.0 million to $65.0 million and modify the Consolidated EBITDA to Interest Expense ratio. With these adjustments, total long-term debt under the Credit Facility at March 31, 1998 was $32.5 million, leaving $32.5 million available to draw at such time, prior to the next borrowing base redetermination based upon financial results of the Company. At March 31, 1998, the Company had $4.5 million in cash and cash equivalents and a deficit of $3.0 million in net working capital, in addition to the funds available under the Credit Facility.

The Company called for redemption on November 14, 1997 its publicly traded Warrants, each of which were exercisable for three shares of Common Stock at an exercise price of $5.50 per share and redeemable at $0.02 per Warrant. As a result, Warrants were exercised for an aggregate of 846,256 shares of Common Stock and the remaining Warrants covering 7,920 shares of Common Stock were redeemed. The Company received cash proceeds of approximately $4.7 million. In addition, during June and October, 1997, 100,000 warrants and 50,000 warrants were exercised at $4.125 per share and an average of $4.25 per share, respectively, resulting in net proceeds to the Company of $625,000.

On November 21, 1997, the Company sold 6,500,000 newly issued shares of its common stock in a public offering, receiving net cash proceeds of approximately $36.2 million, after deducting fees and expenses of the offering.

For the three months ended March 31, 1998, the Company had a net increase in cash of $1.5 million. The Company's operating activities provided net cash of $8.5 million, principally from operating income before depreciation, depletion, and deferred taxes, a decrease in accounts receivable, and an increase in accounts payable and accrued liabilities. The Company used $17.8 million in investing activities, principally for additions to property and equipment of $17.4 million. Financing activities provided $10.8 million of cash, principally from the aggregate proceeds from the issuance of long-term debt of $13.5 million, less principal payments of $2.5 million on this debt. The Company also paid $219,000 in dividends on preferred stock.

Capital Requirements

For fiscal 1998 the Company has budgeted approximately $36 million for development and exploration activities, including $30 million budgeted for development projects on the Permian Basin and Panoma Properties and $6.0 million budgeted for exploration projects. In addition, with respect to the Permian Basin Acquisition closed in April, 1997, the Company anticipates that it will spend approximately $38.1 million over a four year period which began in 1997 on a development program to enhance an existing waterflood project in the Westbrook Field located in Mitchell County, Texas. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. Due to the recent decline in oil prices, the Company has begun to redirect some of its budgeted funds from oil projects to natural gas or it may defer certain projects until a later date. As a result, actual capital expenditures may vary significantly from current expectations.

In connection with the acquisition of 30% of the outstanding common member's equity of NGTS, the Company is obligated to pay a note of $2.0 million to current and former shareholders of NGTS. This loan is due December 1, 1998 and may be repaid, at the option of the Company, with cash or shares of its common stock.

Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $32.5 million as of March 31, 1998) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.

In the normal course of business, the Company reviews opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company's growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company from time to time will be acceptable to the sellers. In the event of a future significant acquisition, the Company may require additional financing in connection therewith.

Inflation and Changes in Prices

During the past several years, the Company experienced some inflation in oil and gas prices with moderate increases in property acquisition and development costs. During 1997, the Company received significantly lower (13%) oil prices and slightly lower (1%) gas prices for the natural resources produced from its properties. For the three months ended March 31, 1998 compared to the same period in 1997, oil prices were significantly lower (30%) while gas prices were unchanged. The results of operations and cash flow of the Company have been, and will continue to be, affected to a certain extent by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of significant fluctuations in crude oil and gas prices. It is policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next twelve months.

The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. Substantially all of the Company's gas production is currently sold to NGTS, LLC or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts with a number of different purchasers.

Hedging Activity

Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. As of March 31, 1998, the Company had 34% of its oil production and 74% of its gas production hedged through September, 1998. At March 31, 1998, the Company had open contracts for oil price collars of 30,000 Bbls of oil per month (with cap and floor prices of $23.25 and $18.50, respectively) through December 1998. At March 31, 1998, the Company had open contracts for gas price swaps of 250,000 MMBtu of gas per month at $2.09 per MMBtu through September 1998, 250,000 MMBtu of gas per month at $2.11 per MMBtu through September 1998, gas price collars of 100,000 MMBtu per month (with cap and floor prices of $2.25 and $2.05, respectively) through September 1998, and gas price collars of 200,000 MMBtu per month (with cap and floor prices of $2.65 and $2.25, respectively) from, May 1998 through October, 1998. In addition, a call was sold on 200,000 MMBtu per month at $2.65 from May 1998 through October, 1998. The average Btu content of gas produced by the Company exceeds 1,100 Btu per Mcf of gas. Therefore, each of the above gas prices should be increased by 10% to reflect the actual gas price per Mcf received by the Company. All of these swaps are against the El Paso Permian Basin Index and these contracts expire monthly. The gains and losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains related to derivatives for the three month period ended March 31, 1997 were $724,000.

Year 2000 Modification

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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net income reported in the statement of consolidated operations for the period ended March 31, 1998, since there are no other items of comprehensive income for that period. For the period ended March 31, 1997, the Company incurred a loss from investments of $6,000, resulting in comprehensive income of $25,000.

Changes in Accounting Standards

SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Company is currently determining its reportable segments. The adoption of SFAS 131 will not affect the Company's consolidated financial position, results of operations or cash flows.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                  March 31,        December 31,
                                                                                    1998               1997
                                                                                --------------------------------
                                                                                 (Unaudited)
                                   ASSETS
Current Assets
Cash and cash equivalents...................................................    $    4,485          $   3,030
Accounts receivable
     Trade, net of allowance of $166........................................        10,040             12,850
     Due from affiliates....................................................            63                 58
Notes receivable from affiliate.............................................           375                355
Current portion of long-term note receivable................................           370                357
Prepaid and other...........................................................           656              1,299
                                                                                -------------------------------
      Total Current Assets..................................................        15,989             17,949
                                                                                -------------------------------
Property, Plant, and Equipment
Oil and gas properties, full cost method
      Unproved..............................................................           944                517
      Proved................................................................       244,189            227,389
Pipelines...................................................................         9,176              9,166
Other property..............................................................           810                776
                                                                                -------------------------------
Total Property, Plant and Equipment.........................................       255,119            237,848
     Accumulated depreciation, depletion, and impairment....................       (20,455)           (16,589)
                                                                                -------------------------------
Net Property, Plant and Equipment...........................................       234,664            221,259
                                                                                -------------------------------
Other Assets
   Deposits and other assets................................................         6,130              5,863
   Investment in unconsolidated affiliate...................................         4,343              4,372
   Long-term notes receivable, net of imputed interest......................         1,612              1,626
                                                                                -------------------------------
                           Total Assets                                         $  262,738         $  251,069
                                                                                ===============================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade payables and accrued liabilities...................................    $   12,248         $   9,235
   Dividends payable........................................................           219               219
   Suspended revenue payable................................................         1,825              1,162
   Current maturities of long-term debt.....................................            24                 24
   Notes payable............................................................         4,699              4,699
                                                                                -------------------------------
          Total Current Liabilities.........................................        19,015             15,339
                                                                                -------------------------------
Long-Term Liabilities
   Long-term debt, less current maturities..................................       172,514            161,519
   Production payment liability.............................................           711                743
   Deferred income taxes....................................................           218              1,289
   Minority interest........................................................            40                 39
Commitments and Contingencies
Stockholders' Equity
Preferred  stock  -  $.001  par  value;  10,000,000  shares  authorized 216,000 designated as Series A; 80,000 issued and outstanding,
             liquidation amount $0..........................................             -                  -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000
       issued and outstanding, liquidation amount $10,000,000...............             1                  1
Common Stock-$.002 par value; 50,000,000 shares authorized,
       21,738,320 shares issued.............................................            43                 43
Additional paid-in capital..................................................        80,578             80,731
Accumulated deficit.........................................................       (10,381)            (8,634)
                                                                                --------------------------------
                                                                                    70,241             72,141
Treasury stock (525,820 and 538,633 shares of common stock, respectively)...            (1)                (1)
                                                                                --------------------------------
Total Stockholders' Equity..................................................        70,240             72,140
                                                                                --------------------------------
Total Liabilities and Stockholders' Equity..................................    $  262,738        $   251,069
                                                                                ================================
         The  accompanying  notes  are  an  integral  part  of  these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except for per share amounts)


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                ------------------------------
                                                                                    1998               1997
                                                                                ------------------------------
Operating Revenues:
   Oil and gas sales........................................................    $    10,555        $     2,976
   Gas gathering, marketing and processing..................................          2,005              3,892
   Oil field services and international sales...............................            193              3,471
                                                                                ------------------------------
         Total Operating Revenue............................................         12,753             10,339
                                                                                ------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs.....................................          3,689                621
   Production taxes and other costs.........................................          1,486                689
   Gas gathering, marketing and processing..................................          1,559              2,960
   Oil field services and international sales...............................             99              3,338
   Depreciation and depletion...............................................          3,875              1,081
   General and administrative...............................................            750                222
                                                                                ------------------------------
         Total Operating Costs and Expenses.................................         11,458              8,911
                                                                                ------------------------------
Operating Profit ...........................................................          1,295              1,428

   Equity (loss) of affiliate, net of income tax............................            (49)                 -
   Other income.............................................................            201                 72
   Interest expense.........................................................         (4,233)            (1,068)
                                                                                -------------------------------
Net Income (Loss) before income tax and minority interest...................         (2,786)               432

   Benefit (Provision) for deferred income tax..............................          1,040               (164)
                                                                                -------------------------------
Net Income (Loss) before minority interest..................................         (1,746)               268

   Minority interest in subsidiary earnings.................................             (1)               (18)
                                                                                -------------------------------
Net Income (Loss)...........................................................         (1,747)               250

   Dividends Applicable to Preferred Stock..................................           (219)              (219)
                                                                                -------------------------------
Income (Loss) Applicable to Common Shares...................................    $    (1,966)       $        31
                                                                                ===============================
Income (Loss) per Common Share - Basic......................................    $     (0.09)       $      0.00
                                                                                ===============================
Income (Loss) per Common Share - Diluted....................................    $     (0.09)       $      0.00
                                                                                ===============================
Common Shares Used in Per Share Calculation
   Basic....................................................................     21,204,385         13,687,294
                                                                                ===============================
   Diluted..................................................................     21,204,385         14,215,868
                                                                                ===============================

              The accompanying notes are an integral part of these consolidated financial statements.


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1998
                                   (Unaudited)
                             (dollars in thousands)



                                                                                                          Additional
                                           Preferred     Stock    Common      Stock    Treasury   Stock    Paid - In   Accumulated
                                            Shares       Amount   Shares      Amount    Shares    Amount    Capital      Deficit
                                         ------------------------------------------------------------------------------------------

Balance at December 31, 1997                1,080,000    $   1    21,738,320  $   43   (538,633)  $  (1)  $  80,731    $  (8,634)
                                         ------------------------------------------------------------------------------------------
   Issue shares to 401(k) plan                                                           12,813       -          66
   Dividends declared on preferred stock                                                                       (219)
   Net Income (Loss)                                                                                                      (1,747)
                                         ------------------------------------------------------------------------------------------
Balance at March 31, 1998                   1,080,000    $   1    21,738,320  $   43  (525,820)   $  (1)  $  80,578    $ (10,381)
                                         ------------------------------------------------------------------------------------------



              The accompanying  notes are an integral part of these consolidated financial statements.


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                For the Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                    1998             1997
                                                                                ---------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)........................................................... $ (1,747)       $     250
   Adjustments to reconcile net income (loss) to cash provided by
   (used for) operating activities:
       Depreciation and depletion..............................................    3,875            1,081
       Amortization of financing fees..........................................      178               -
       Deferred income taxes...................................................   (1,040)             164
       Equity in unconsolidated affiliate......................................       49               -
       Minority interest.......................................................        1               18
       Other...................................................................        3             (119)
       Changes in certain assets and liabilities
         Accounts and notes receivable.........................................    2,805           (1,040)
         Other current assets..................................................      643              (16)
         Accounts payable and accrued liabilities..............................    3,742              405
                                                                                ----------------------------
Net Cash Provided By Operating Activities......................................    8,509              743
                                                                                ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets................................................       93              145
   Additions to property and equipment.........................................  (17,375)          (5,460)
   Increase in deposits and other assets.......................................     (445)         (10,249)
   Loan made for promissory note receivable....................................      (35)             (29)
   Payments received on promissory note receivable.............................       14              133
   Investment in unconsolidated affiliate......................................      (50)              -
                                                                                ----------------------------
   Net Cash Used In Investing Activities.......................................  (17,798)         (15,460)
                                                                                ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment.........   13,500           14,000
   Proceeds from short-term notes payable......................................       -             2,699
   Payments of principal on long-term and production payment...................   (2,537)             (33)
   Payment of fees on issuance of preferred stock..............................       -              (505)
   Dividends paid..............................................................     (219)             (22)
                                                                                ----------------------------
   Net Cash Provided By Financing Activities...................................   10,744           16,139
                                                                                ----------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................................    1,455            1,422
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................    3,030            1,687
                                                                                ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................... $  4,485        $   3,109
                                                                                ============================

                The accompanying notes are an integral part of these consolidated financial statements


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March, 1998
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1998 and 1997, the consolidated statement of stockholder's equity for the period ended March 31, 1998 and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations changes in stockholder's equity and changes in cash flows for the three month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 annual report on Form 10-KSB for the Company. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   March, 1998
                                   (Unaudited)

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

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net income reported in the statement of consolidated operations for the period ended March 31, 1998, since there are no other items of comprehensive income for that period. For the period ended March 31, 1997, the Company incurred a loss from investments of $6,000, resulting in comprehensive income of $25,000.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Number      Description of Exhibit

3.1 & 4.1    Articles of Incorporation(Incorporated by reference to Registration
             Statement on Form S-18, File No.  33-30298-D) 3.2 & 4.2 Articles of
             Amendment to Articles of  Incorporation  (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3    Articles of Amendment to Articles of Incorporation (Incorporated by
             reference to Registration Statement on Form SB-2,File No. 33-66190)
3.4 & 4.4    Articles of Amendment to Articles of Incorporation (Incorporated by
             reference to Registration Statement on Form S-3,File No. 333-30453)
3.5 & 4.5    By-Laws,  as  Amended  (Incorporated  by  reference to Registration
             Statement on Form SB-2, File No. 33-66190) 3.6 & 4.6 Certificate of
             Designation of 1996 Series A Preferred  Stock  (Incorporated  by
             reference to Form 8-K dated December 26,1996,filed January 3, 1997)
3.7          & 4.7 Amendment to  Certificate of  Designations  for 1996 Series A
             Convertible   Preferred   Stock   (Incorporated   by  reference  to
             Registration Statement on Form S-3, File No. 333-30453)
4.8          Indenture dated May 29, 1997 between Magnum Hunter  Resources,  the subsidiary  guarantors  named therein and First Union National Bank of  North  Carolina,  as  Trustee  (Incorporated  by  reference  to
             Registration Statement on Form S-4, File No.
             333-2290)
4.9          Form of 10% Senior Note due 2007 (Incorporated by reference to
             Registration Statement on Form S-4, File No. 333-2290)10.1 Amended
             and Restated Credit Agreement, dated April 30, 1997, between Magnum
             Hunter Resources, Inc. and Bankers Trust Company,et al.
             (Incorporated by reference to Registration Statement on Form S-4,
             File No. 333-2290)
10.2         First Amendment to Amended and Restated Credit Agreement, dated
             April 30, 1997, between Magnum Hunter Resources, Inc.and Bankers
             Trust Company, et al. (Incorporated by reference to Registration
             Statement on Form S-4, File No. 333-2290)
10.3         Second Amendment to Amended and Restated Credit Agreement, dated
             April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
             Trust Company, et al. (Incorporated by reference to Form 10-KSB for the period ended December 31, 1997)
10.4         Third Amendment to Amended and Restated Credit Agreement, dated
             April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
             Trust Company, et al. (Incorporated by reference to Form 10-KSB for the period ended December 31, 1997)
10.5         Employment Agreement for Gary C. Evans (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.6         Employment Agreement for Matthew C. Lutz (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.7         Stock Purchase  Agreement among Magnum Hunter  Resources,  Inc. and
             Trust Company of the West and TCW Asset Management  Company, in the
             capacities  described herein, TCW Debt and Royalty Fund IVB and TCW
             Debt  and  Royalty   Fund  IVC,   dated  as  of  December  6,  1996
             (Incorporated  by  reference  to Form 8-K dated  December 26, 1996, filed January 3, 1997)
10.8         Registration Rights Agreement, dated May 29, 1997, between Magnum
             Hunter Resources, Inc. and Bankers Trust Company, et al.
             (Incorporated by reference to Registration Statement on Form S-4,
             File No. 333-2290)
10.9         Purchase and Sale  Agreement,  dated May 17, 1996 between  Meridian
             Oil, Inc. and ConMag Energy Corporation  (Incorporated by reference to Form 8-K, dated June 28, 1996, filed July 12, 1996)
10.10        Purchase  and  Sale  Agreement,   dated  February  27,  1997  among
             Burlington Resources Oil and Gas Company,  Glacier Park Company and
             Magnum Hunter Production,  Inc.  (Incorporated by reference to Form
             8-K, dated April 30, 1997, filed May 12, 1997)
10.11        Purchase and Sale Agreement between Magnum Hunter Resources, Inc. ,
             NGTS, et al., dated December 17, 1997 (Incorporated by reference to
             Form 8-K, dated December 17, 1997, filed December 29, 1997)
27           Financial Data Schedule

(B) Reports on Form 8-K.  None
                                       14

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                 May 15, 1998
  --------------------------------------
  Gary C. Evans
  President and Chief Executive Officer


By /s/ Chris Tong                                    May 15, 1998
  --------------------------------------
  Sr. Vice President and
  Chief Financial Officer


By  /s/ David S. Krueger                             May 15, 1998
  ---------------------------------------
  David S. Krueger
  Vice President and
  Chief Accounting Officer


By /s/ Morgan F. Johnston                            May 15, 1998
  ---------------------------------------
  Morgan F. Johnston
  Vice President,  General Counsel and
  Secretary