Form 10-Q
period 1998-06-30
MAGNUM HUNTER RESOURCES INC
filed 1998-08-14
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 1, 1998: 21,220,036

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

On April 30, 1997, the Company purchased from Burlington Resources Inc. certain oil and gas properties located in the Permian Basin (hereinafter referred to as the "Permian Basin Properties") for a net price of approximately $133.8 million, including, but not limited to, certain adjustments for a January 1, 1997 effective date. The acquisition consisted of 1,852 producing oil and natural gas wells and associated acreage located in 25 field areas of West Texas and in 22 field areas of Southeast New Mexico.

On April 29, 1997, Bankers Trust Company, as Agent, provided the Company with a $130 million revolving line of credit with a term of five years and a $60 million one year senior subordinated bridge facility. The new credit facilities were used to fund the Permian Basin Properties acquisition and to replace the previously existing $100 million revolving credit facility with a different bank group. The revolving line of credit allows the Company to choose either "LIBOR" or "Prime" based interest rate options.

On May 29, 1997, the Company placed, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. The Notes have a 10% coupon, with interest payable on June 1 and December 1, commencing on December 1, 1997. There is no restriction on the ability of any consolidated or unconsolidated subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's $60 million senior subordinated term loan facility with the remaining proceeds used to repay a substantial portion of the Company's outstanding revolving credit facility. At that time, the maximum commitment under the revolving credit facility was reduced from $130 million to $75 million, with a borrowing base of $60 million. The credit facility was amended as of September 30, 1997, to increase the maximum commitment from $75 million to $125 million, increase the borrowing base by $5 million to $65 million, and modify the interest expense coverage ratio test. As of June 1, 1998, the Company's credit line was enhanced by the addition of two new banks to the group, the extension of the term of the facility from four to five years, reaffirmation of the borrowing base of $65 million, improving the credit ratios and loan covenants, and lowering the interest rate spreads by 1/4 percent.

On December 18, 1997, the Company acquired a thirty percent (30%) membership interest in NGTS, LLC, ("NGTS") a newly formed wholly owned subsidiary of Natural Gas Transmission Services, Inc., a natural gas marketing and trading company based in Dallas, Texas. NGTS assumed all of the parent company's operations as of December 1, 1997. The Company dedicated substantially all of its natural gas production to NGTS for marketing. The Company's $4.35 million acquisition was completed with a combination of cash ($2.35 million) and promissory notes ($2.0 million) that have equity "put" features. The Company may, at any time, retire the promissory notes due December 1, 1998, with common stock or cash.

On January 28, 1998, the Company commenced a cash purchase offer for Units of TEL Offshore Trust ("Tel"). Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company purchased 1,745,353 Units pursuant to the tender offer and, together with the Units it previously owned, represented 40.1% of the total number of Units outstanding.

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the sum of (i) the discounted estimated future net cash flow from proved oil and gas reserves (SEC PV-10) and (ii) the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's capitalized costs exceeded the above described limitation utilizing prices in effect at June 30, 1998. However, as allowed by SEC rules, no write-down for impairment of oil and properties was required as a result of the increase in oil and gas prices subsequent to June 30, 1998. While the Company has never been required to write-down its asset base, significant downward revisions of quantity estimates or further declines in oil and gas prices, which are not offset by other factors, such as new oil and gas reserve additions, could possibly result in the write-down of the Company's oil and gas properties as currently valued on the balance sheet.

Results of Operations for the Six Month Periods in 1998 and 1997

As discussed above, the Company acquired the Permian Basin Properties in April 1997, and its interest in Tel in March 1998. Unless otherwise stated, the increases in the 1998 interim period over the 1997 interim period were a result of these acquisitions.

Oil and natural gas sales were $22,064,000 in 1998, a 95% increase over 1997. The Company sold 543,656 barrels of oil, a 127% increase, and 6,756,877 Mcf of gas, a 103% increase, in 1998 as compared to 1997. The price received for oil was $13.80 per barrel and for gas was $2.07 per Mcf in 1998, representing a 25% decrease in oil price and a less than 1% decrease in gas price compared to 1997. Oil and gas sales for the 1998 period also included $541,000 resulting from the settlement of gas imbalances with another producer on several of the Company's gas wells. Oil and natural gas production lifting costs increased 163% to $6,701,000 while production taxes and other costs increased 94% to $3,350,000 in 1998 over 1997. The gross operating margin from oil and natural gas production was $12,013,000 in 1998, a 70% increase over 1997. On an equivalent unit basis, the gross margin was $1.15 per Mcfe in 1998, a 22% decrease. The sales price declined 9% to $2.15 per Mcfe while production lifting costs increased 26% to $0.67 per Mcfe from 1997 to 1998. Production taxes and other costs including overhead, were $0.33 per Mcfe in 1998, an 8% decrease from 1997. The overall increase in the gross operating margin from 1997 to 1998 was principally due to a 110% increase in Mcfe sold, from 4,770,861 Mcfe to 10,018,813 Mcfe.

Gas gathering, marketing, and processing revenues were $3,496,000 in the 1998 period, a 34% decrease from 1997, principally due to lower prices received for natural gas and natural gas liquids. Costs from these activities were $2,852,000 in 1998, a 28% decrease principally due to lower gas prices. Gross operating margin was $644,000 in 1998, a 52% decrease. The decrease in gross operating margin was due to lower marketing profits and less favorable processing economics. Gathering system throughput increased 4% to 20,824 Mcf per day in 1998. Natural gas plant processing throughput increased 10% to 15,310 Mcf per day in 1998. Gross operating margin from gathering and marketing operations was $0.10 per Mcf of throughput in 1998, a 66% decline. The gross operating margin from natural gas processing was $0.10 per Mcf in 1998, a 54% decline.

Revenues from oil field services and international sales were $454,000 in 1998 versus $3,606,000 in 1997, principally due to a decrease in sales by Hunter Butcher International, L.L.C. ("Hunter Butcher"). Operating costs decreased to

$240,000 in 1998 from $3,424,000 in 1997, also principally due to Hunter Butcher. The gross operating margin from these activities increased by $32,000 to $214,000 in 1998 versus $182,000 in the 1997 period.

Depreciation and depletion expense, which increased 98% to $8,816,000 in 1998 primarily due to the increase in production as a result of acquisitions. General and administrative expense was $1,500,000 in 1998, a 130% increase over 1997, due to increased staffing to manage the significantly larger number of properties owned by the Company and other costs associated with the increase in production.

Operating profit decreased 26% to $2,555,000 in 1998 from 1997. Equity in loss of affiliate was $45,000 in 1998 versus none in 1997, due to the acquisition of an interest in NGTS in December 1997. Other income increased 147% to $383,000 in 1998 versus $155,000 in 1997. Interest expense increased 84% to $8,751,000 in 1998 due to increased levels of borrowing under the Company's revolving credit lines with banks and the 10% Senior Notes outstanding. The Company incurred a net loss before income tax and minority interest of $5,858,000 in 1998, versus a $1,136,000 loss in 1997, principally due to lower oil prices, interest expense on the acquisitions exceeding operating income and a higher charge for depreciation and depletion. The Company provided for a deferred income tax benefit of $2,209,000 on this loss in 1998 versus $432,000 in 1997. The Company reported a net loss before extraordinary item of $3,662,000, or $0.19 per common share, in 1998 versus a $724,000 loss or $0.09 per common share, in 1997.

The Company realized an extraordinary loss of $1,384,000 ($0.10 per common share) in the 1997 period as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the 10% Senior Notes financing and amended revolving credit agreements with banks arranged to facilitate the acquisition of the Permian Basin Properties. The net loss, after the extraordinary charge, applicable to common shareholders was $4,100,000 ($0.19 per share) in 1998 compared to a net loss of $2,546,000 ($0.19 per share) in 1997. The Company accrued $438,000 in dividends on its preferred stock in both years 1998 and 1997.

Results of Operations for the Three Month Periods in 1998 and 1997

As discussed above, the Company acquired the Permian Basin Properties in April 1997, and its interest in Tel in March 1998. Unless otherwise stated, the increases in the 1998 interim period over the 1997 interim period were substantially the result of these acquisitions.

Oil and natural gas sales were $11,509,000 in 1998, a 38% increase over 1997. The Company sold 281,228 barrels of oil, a 45% increase, and 3,495,660 Mcf of gas, a 48% increase, in 1998. The price received for oil was $13.21 per barrel and for natural gas was $2.08 per Mcf in 1998, representing a 26% decrease in the oil price and no change in the gas price compared to 1997. Oil and gas sales for the 1998 period also included $541,000 resulting from the settlement of gas imbalances with another producer on several of the Company's gas wells. Oil and natural gas production lifting costs increased 57% to $3,012,000 while production taxes and other costs increased 80% to $1,864,000 in 1998 compared to 1997. The gross operating margin from oil and natural gas production was $6,633,000 in 1998, a 23% increase over 1997. On an equivalent unit basis, the gross margin was $1.18 per Mcfe in 1998, a 23% decrease. The sales price declined 11% to $2.12 per Mcfe while production lifting costs were $0.58 per Mcfe in 1998, a 5% increase over 1997. Production taxes and other costs, including overhead, were $0.36 per Mcfe in 1998, a 24% increase from 1997. The overall increase in the gross operating margin from 1997 to 1998 was principally due to a 47% increase in Mcfe sold, from 3,522,379 Mcfe to 5,183,028 Mcfe.

Gas gathering, marketing, and processing revenues overall were $1,491,000 in the 1998 period, a 7% increase from 1997 (although processing revenues declined 6% in 1998 compared to 1997). Costs from these activities were $1,293,000 in 1998, a 32% increase from 1997. Gross operating margin was $198,000 in 1998, a 52% decrease due to lower gas marketing profits and less favorable processing economics. Gathering system throughput increased 9% to 20,750 Mcf per day in 1998 compared to 1997. Natural gas plant processing throughput was 14,813 Mcf per day in 1998, a 17% increase. Gross operating margin from gathering and marketing operations was $0.08 per Mcf of throughput in 1998, a 37% decline. The gross operating margin from natural gas processing was $0.03 per Mcf of throughput in 1998, an 84% decline.

Revenues from oil field services and international sales were $261,000 in 1998, a 93% increase. Operating costs were $141,000 in 1998, a 64% increase. The gross operating margin was $120,000 in 1998, a 145% increase. Depreciation and depletion expense increased 46% to $4,941,000 in 1998 primarily due to the increase in production as a result of the acquisitions. General and administrative expense was $750,000 in 1998, a 75% increase over 1997, due to increased staffing associated with the acquisition of the Permian Basin Properties and other costs. Operating profit decreased 38% to $1,260,000 in 1998 from 1997. Other income was $182,000 in 1998, an increase of 119% over the 1997 income of $83,000. Interest expense increased 22% to $4,518,000 in 1998 from 1997, due primarily to borrowing under the Company's 10% Senior Notes used to fund the Permian Basin acquisition. The Company provided for a deferred income tax benefit of $1,169,000 on this loss in 1998 versus $596,000 in 1997. The Company reported a net loss before extraordinary item of $1,915,000, or $0.10 per common share, in 1998 versus a net loss of $974,000, or $0.09 per common share in 1997. The Company realized an extraordinary loss of $1,384,000 ($0.10 per common share) in the 1997 period as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the placement of the 10% Senior Notes financing and amended revolving credit agreements with banks arranged to facilitate the $133 million purchase of the Permian Basin Properties from Burlington Resources, Inc. The net loss, after the extraordinary charge, applicable to common shareholders was $2,134,000 ($0.10 per share) in 1998 compared to a loss of $2,577,000 ($0.19 per share) in 1997. The Company accrued $219,000 in dividends on its preferred stock in both years 1998 and 1997.

Liquidity and Capital Resources

The Company has three principal operating sources of cash: (i) sales of oil and gas, (ii) revenues from gas gathering, processing, and marketing, and (iii) revenues from petroleum management and consulting services. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil and gas could result in reductions of both cash flow and the borrowing base under the Company's Credit Facility, which would result in decreased funds available, including funds for future capital expenditures.

On April 30, 1997, the Company closed the acquisition of the Permian Basin Properties for a net purchase price of approximately $133.8 million. At the same time, the Company's previously existing $100.0 million credit facility was replaced by two new credit facilities; (i) a $130.0 million Credit Facility and
(ii) a $60.0 million Term Loan Facility for a combined aggregate amount of $190.0 million. The initial advances under these new facilities totaled $179.5 million, including funds to complete the Permian Basin Properties acquisition, to pay principal and accrued interest remaining on the Company's previous credit facility, and to provide cash for working capital purposes.

On May 29, 1997, the Company sold, through a Rule 144A private placement offering, $140.0 million aggregate principal amount of Senior Notes. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's Term Loan Facility in the principal amount of $60.0 million and to repay a substantial portion of the indebtedness outstanding under the Credit Facility. The Senior Notes are unsecured and bear interest at 10% per annum, with interest payable on June 1 and December 1 commencing on December 1, 1997. After paydown, the maximum commitment under the Credit Facility was reduced from $130.0 million to $75.0 million, with a borrowing base of $60.0 million. The Credit Facility was subsequently amended effective September 30, 1997 to increase the maximum commitment from $75.0 million to $125.0 million, increase the borrowing base by $5.0 million to $65.0 million and modify the interest coverage ratio. As of June 1, 1998, the Company's credit line was enhanced by the addition of two new banks to the group, the extension of the term of the facility from four to five years, reaffirmation of the current borrowing base of $65 million, improving the credit ratios and loan covenants, and lowering the interest rate spreads by 1/4 percent. With these adjustments, total long-term debt under the Credit Facility at June 30, 1998 was $43.5 million, leaving $21.5 million available to draw. At June 30, 1998, the Company had $3.2 million in cash and cash equivalents in addition to the funds available under the Credit Facility.

For the six months ended June 30, 1998, the Company had a net increase in cash of $163,000. The Company's operating activities provided net cash of $7.6 million, principally from operating income before depreciation, depletion, and deferred taxes, and a decrease in accounts receivable. The Company used $28.6 million in investing activities, principally for additions to property and equipment of $26.4 million. Financing activities provided $21.2 million of cash, principally from the issuance of long-term debt of $25.5 million, less principal payments on such debt in the amount of $3.8 million. The Company also paid $438,000 in dividends on preferred stock.

Capital Requirements

For fiscal 1998 the Company has budgeted approximately $36 million for development and exploration activities, including $30 million budgeted for development projects on the Permian Basin and Panoma Properties and $6.0 million budgeted for exploration projects. In addition, with respect to the Permian Basin Properties acquisition, the Company anticipates that it may spend in excess of $25 million on a development program to enhance an existing waterflood project in the Westbrook Field located in Mitchell County, Texas. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. Due to the recent decline in oil prices, the Company has redirected a significant portion of its budgeted funds from oil projects to natural gas and has additionally deferred certain other capital projects until a later date. As a result, actual capital expenditures may vary significantly from current expectations.

In connection with the acquisition of a 30% interest in NGTS, the Company is obligated to pay a $2.0 million note to current and former shareholders of NGTS. This loan is due December 1, 1998 and may be repaid at any time by the Company with cash or shares of its common stock.

Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $21.5 million as of June 30, 1998) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.

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

Inflation and Changes in Prices

During the past several years, the Company experienced some inflation in oil and gas prices with moderate increases in property acquisition and development costs. During 1997, the Company received significantly lower (13%) oil prices and slightly lower (1%) gas prices for the natural resources produced from its properties. For the three months ended June 30, 1998 compared to the same period in 1997, oil prices were significantly lower (26%) while gas prices were unchanged. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it also expects that there would be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of significant fluctuations in crude oil and gas prices. It is policy of the Company not to enter into any such arrangements which exceed 75% of the Company's anticipated oil and gas production.

The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. Substantially all of the Company's gas production is currently sold to NGTS or end users either ( i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. The Company normally sells its crude oil under month-to-month contracts with a number of different purchasers.

Hedging Activity

Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. As of June 30, 1998, the Company had none of its oil production and approximately 60% of its gas production hedged through September, 1998. Effective June 1998, the Company closed out its previous oil price collar position ($18.50 floor and $23.25 ceiling price) on 30,000 Bbls of oil per month, resulting in a gain of $573,000 which will be recognized over the periods June through December of 1998. At June 30, 1998, the Company had fixed price swaps covering 250,000 MMBtu of gas per month at $2.09 per MMBtu through September 1998, 250,000 MMBtu of gas per month at $2.11 per MMBtu through September 1998, gas price collars covering 100,000 MMBtu per month (with floor and cap prices of $2.25 and $2.65, respectively) through September 1998, and gas price collars covering 200,000 MMBtu per month (with floor and cap prices of $2.25 and $2.65, respectively) for the period of May 1998 through October, 1998. In addition, a call was sold on 200,000 MMBtu per month at $2.65 from May 1998 through October, 1998. The Company also entered into fixed price swaps on 200,000 MMBtu of gas per month at $2.06 per MMBtu for the period of April 1999 through October 1999. The average Btu content of gas produced by the Company exceeds 1,100 Btu per Mcf of gas. Therefore, each of the above gas prices should be increased by 10% to reflect the actual gas price per Mcf received by the Company. All of the existing hedges use the El Paso Permian Basin Index and are settled monthly. The gains and losses on the Company's hedging transactions are determined by taking the difference between the contract price and a reference price. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains related to derivatives for the three and six month periods ended June 30, 1998 were $517,000 and $1,241,000, respectively.

Year 2000 Modification

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified no significant applications that will require modifications to ensure Year 2000 Compliance. In addition, the Company plans to communicate with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues.However,there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net income reported in the statement of consolidated operations for the three month and six month periods ended June 30, 1998, since there are no other items of comprehensive income for that period. For the three and six month periods ended June 30, 1997, the Company recognized a gain from investments of $83,000 and $79,000 respectively. These gains adjusted the Company's net loss for such periods, resulting in comprehensive losses of $2,494,000 and $2,467,000 respectively.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30,     December 31,
                               (in thousands)                                    1998           1997
                                                                             ---------------------------
                                   ASSETS
Current Assets
Cash and cash equivalents..............................................    $   3,193        $   3,030
Accounts receivable
     Trade, net of allowance of $166...................................        7,822           12,850
     Due from affiliates...............................................           59               58
Notes receivable from affiliate........................................          381              355
Current portion of long-term note receivable...........................          370              357
Prepaid and other......................................................        1,205            1,299
                                                                             ---------------------------
      Total Current Assets.............................................       13,030           17,949
                                                                             ---------------------------
Property, Plant, and Equipment
Oil and gas properties, full cost method
      Unproved.........................................................        1,061              517
      Proved...........................................................      254,037          227,389
Pipelines..............................................................        9,195            9,166
Other property.........................................................          926              776
                                                                             ---------------------------
Total Property, Plant and Equipment....................................      265,219          237,848
     Accumulated depreciation, depletion, and impairment...............      (24,817)         (16,589)
                                                                             ---------------------------
Net Property, Plant and Equipment......................................      240,402          221,259
                                                                             ---------------------------
Other Assets
   Deposits and other assets...........................................        8,017            5,863
   Investment in unconsolidated affiliate..............................        4,350            4,372
   Deferred tax asset..................................................          956                -
   Long-term notes receivable, net of imputed interest.................            -            1,626
                                                                            ----------------------------
                           Total Assets                                    $ 266,755        $ 251,069
                                                                            ============================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade payables and accrued liabilities..............................    $   8,753        $   9,235
   Dividends payable...................................................          219              219
   Suspended revenue payable...........................................          954            1,162
   Current maturities of long-term debt................................           19               24
   Notes payable.......................................................        4,449            4,699
                                                                            ----------------------------
          Total Current Liabilities....................................       14,394           15,339
                                                                            ----------------------------
Long-Term Liabilities
   Long-term debt, less current maturities.............................     183,513           161,519
   Production payment liability........................................         668               743
   Deferred income taxes...............................................           -             1,289
                                                                            ----------------------------
                           Total Liabilities...........................     198,575           178,890
                                                                            ----------------------------
Minority interest......................................................          61                39
Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized 216,000 designated as Series A; 80,000 issued and outstanding,
       liquidation amount $0...........................................           -                 -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000
       issued and outstanding, liquidation amount $10,000,000..........           1                 1
Common Stock-$.002 par value; 50,000,000 shares authorized,
       21,738,320 shares issued........................................          43                43
Additional paid-in capital.............................................      80,372            80,731
Accumulated deficit....................................................     (12,296)           (8,634)
                                                                           -----------------------------
                                                                             68,120            72,141
Treasury stock(518,284 and 538,633 shares of common stock,respectively)          (1)               (1)
                                                                           -----------------------------
Total Stockholders' Equity.............................................      68,119            72,140
                                                                           -----------------------------
Total Liabilities and Stockholders' Equity.............................   $ 266,755         $ 251,069
                                                                           =============================
         The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                For the Three Months Ended       For the Six Months Ended
                                                                        June 30,                        June 30,
                                                              --------------------------------------------------------------
                                                                  1998          1997               1998         1997
                                                              --------------------------------------------------------------
Operating Revenues:
   Oil and gas sales......................................... $   11,509      $  8,346         $ 22,064       $ 11,322
   Gas gathering, marketing and processing...................      1,491         1,391            3,496          5,283
   Oil field services and international sales................        261           135              454          3,606
                                                              --------------------------------------------------------------
         Total Operating Revenues............................     13,261         9,872           26,014         20,211
                                                              --------------------------------------------------------------

Operating Costs and Expenses:
   Oil and gas production lifting costs......................      3,012         1,924            6,701          2,545
   Production taxes and other costs..........................      1,864         1,037            3,350          1,726
   Gas gathering, marketing and processing...................      1,293           978            2,852          3,938
   Oil field services and international sales................        141            86              240          3,424
   Depreciation and depletion................................      4,941         3,379            8,816          4,460
   General and administrative................................        750           429            1,500            651
                                                              -------------------------------------------------------------
         Total Operating Costs and Expenses..................     12,001         7,833           23,459         16,744
                                                              -------------------------------------------------------------

Operating Profit ............................................      1,260         2,039            2,555          3,467

   Equity (loss) in earnings of affiliate, net of income tax.          4            -               (45)             -
   Other income..............................................        182            83              383            155
   Interest expense..........................................     (4,518)       (3,690)          (8,751)        (4,758)
                                                              -------------------------------------------------------------
Net Loss before income tax and minority interest.............     (3,072)       (1,568)          (5,858)        (1,136)

   Benefit for deferred income tax...........................      1,169           596            2,209            432
                                                              -------------------------------------------------------------
Net Loss before minority interest............................     (1,903)         (972)          (3,649)          (704)

   Minority interest in subsidiary earnings..................        (12)           (2)             (13)           (20)
                                                              -------------------------------------------------------------
Net Loss Before Extraordinary Loss...........................     (1,915)         (974)          (3,662)          (724)

Extraordinary Loss From Early Extinguishment of Debt...                -        (1,384)               -         (1,384)
                                                              -------------------------------------------------------------
Net Loss.....................................................     (1,915)       (2,358)          (3,662)        (2,108)

   Dividends Applicable to Preferred Stock...................       (219)         (219)            (438)          (438)
                                                              -------------------------------------------------------------
Loss Applicable to Common Shares............................. $   (2,134)    $  (2,577)         $(4,100)     $  (2,546)
                                                              -------------------------------------------------------------
Loss per Common Share-Basic
   Loss Before Extraordinary Loss............................ $    (0.10)    $   (0.09)         $ (0.19)      $  (0.09)
   Extraordinary Loss........................................ $        -     $   (0.10)         $    -        $  (0.10)
                                                              -------------------------------------------------------------
   Loss After Extraordinary Loss............................. $    (0.10)    $   (0.19)         $ (0.19)      $  (0.19)
                                                              -------------------------------------------------------------
Loss per Common Share-Diluted
   Loss Before Extraordinary Loss............................ $    (0.10)    $   (0.09)         $ (0.19)      $  (0.09)
   Extraordinary Loss........................................ $        -     $   (0.10)         $    -        $  (0.10)
                                                              -------------------------------------------------------------
   Loss After Extraordinary Loss............................. $    (0.10)    $   (0.19)         $ (0.19)      $  (0.19)
                                                              -------------------------------------------------------------
Common Shares Used in Per Share Calculation
   Basic..................................................... 21,214,239    13,602,940        21,209,339     13,644,884
                                                              -------------------------------------------------------------
   Diluted................................................... 21,214,239    13,602,940        21,209,339     13,644,884
                                                              -------------------------------------------------------------
                           The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1998
                                   (Unaudited)
                             (dollars in thousands)


                                                                                                              Additional
                                                 Preferred    Stock    Common     Stock   Treasury    Stock    Paid-In   Accumulated
                                                 Shares       Amount   Shares     Amount  Shares      Amount   Capital     Deficit
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 1997.................... 1,080,000   $   1     21,738,320 $  43   (538,633)   $ (1)   $ 80,731   $ (8,634)
                                                 -----------------------------------------------------------------------------------
   Shares issued to 401(k) plan.................                                            12,813       -          66
   Issuance from exercise of employee's options.                                             7,536       -          13
   Dividends declared on preferred stock........                                                                  (438)
   Net Income (Loss)............................                                                                           (3,662)
                                                 -----------------------------------------------------------------------------------
Balance at June 30, 1998........................ 1,080,000   $   1     21,738,320 $  43   (518,284)   $ (1)   $ 80,372   $(12,296)
                                                 -----------------------------------------------------------------------------------

                          The  accompanying  notes are an integral part of these consolidated financial statements.


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                       1998            1997
                                                                                    -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss.....................................................................    $ (3,662)        $ (2,108)
   Adjustments to reconcile net loss to cash provided by
   (used for) operating activities:
       Extraordinary loss.......................................................           -            1,384
       Depreciation and depletion...............................................       8,816            4,460
       Amortization of financing fees...........................................         357              153
       Deferred income taxes....................................................      (2,209)            (432)
       Equity in unconsolidated affiliate.......................................          45                -
       Minority interest........................................................          13               20
       Other....................................................................           2               52
       Changes in certain assets and liabilities
         Accounts and notes receivable..........................................       4,722           (6,029)
         Other current assets...................................................          94             (332)
         Accounts payable and accrued liabilities...............................        (624)           1,634
                                                                                    -----------------------------
Net Cash Provided By Operating Activities.......................................    $   7,554         $ (1,198)
                                                                                    -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets.................................................         318              463
   Additions to property and equipment..........................................     (26,374)        (141,667)
   Increase in deposits and other assets........................................      (2,511)               -
   Loan made for promissory note receivable.....................................         (40)            (145)
   Payments received on promissory note receivable..............................          28              164
   Investment in unconsolidated affiliate.......................................         (50)               -
                                                                                    -----------------------------
   Net Cash Used In Investing Activities........................................     (28,629)        (141,185)
                                                                                    -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment..........      25,500          335,000
   Fees paid related to financing activities....................................           -           (7,881)
   Proceeds from short-term notes payable.......................................           -            2,699
   Payments of principal on long-term and production payment....................      (3,836)        (186,817)
   Payment of fees on issuance of preferred stock...............................           -             (505)
   Proceeds from issuance of common and preferred stock, net of offering costs..          12               12
   Dividends paid...............................................................        (438)            (241)
                                                                                    -----------------------------
   Net Cash Provided By Financing Activities....................................      21,238          142,267
                                                                                    -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................         163             (116)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................       3,030            1,687
                                                                                    -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................    $  3,193         $  1,571
                                                                                    =============================

                     The accompanying notes are an integral part of these consolidated financial statements


                                       11

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997, the consolidated statement of stockholder's equity for the period ended June 30, 1998 and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, changes in stockholder's equity and changes in cash flows for the three and six month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 annual report on Form 10-KSB for the Company. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company are direct guarantors of the Company's Senior Notes and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries), and the Company has not presented separate financial statements and other disclosures concerning each guarantor because management has determined that such information is not material to investors. There is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

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

On January 28, 1998, the Company commenced a cash purchase offer for Units of Tel. Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27,

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1998
                                   (Unaudited)

1998, the Company purchased 1,745,353 Units pursuant to the tender offer and, together with the Units it previously owned, represented 40.1% of the total number of Units outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net income reported in the statement of consolidated operations for the three month and six month periods ended June 30, 1998, since there are no other items of comprehensive income for that period. For the three and six month periods ended June 30, 1997, the Company recognized a gain from investments of $83,000 and $79,000 respectively. These gains adjusted the Company's net loss for such periods, resulting in comprehensive losses of $2,494,000 and $2,467,000 respectively.

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of the Company was held on the May 28, 1998. The results of the voting for (i) the election of directors and (ii) the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors was as follows:

(1) For each director:

     Gary C. Evans: 15,033,680 shares voted in favor of the nominee, 9,534 shares voted against the nominee and 1,137,384 shares abstained from voting.

     Matthew C. Lutz: 15,033,681 shares voted in favor of the nominee, 9,533 shares voted against the nominee and 1,137,384 shares abstained from voting.

     Gerald W. Bolfing: 15,039,765 shares voted in favor of the nominee, 3,433 shares voted against the nominee and 1,137,400 shares abstained from voting.

     Oscar C. Lindemann: 15,030,754 shares voted in favor of the nominee, 12,460 shares voted against the nominee and 1,137,384 shares abstained from voting.

     John H. Trescot, Jr.: 15,036,838 shares voted in favor of the nominee, 6,360 shares voted against the nominee and 1,137,400 shares abstained from voting.

     James E. Upfield: 15,036,844 shares voted in favor of the nominee, 6,354 shares voted against the nominee and 1,137,400 shares abstained from voting.

(2) For the ratification of the appointment of Deloitte & Touche LLP as the Corporation's independent auditors: 16,140,988 shares voted in favor of the above-described proposal, 28,650 shares voted against the above-described proposal and 10,960 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Number       Description of Exhibit
3.1 & 4.1    Articles of  Incorporation  (Incorporated by reference to
             Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2    Articles of Amendment to Articles of Incorporation (Incorporated by
             reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3    Articles of Amendment to Articles of Incorporation (Incorporated by
             reference to Registration Statement on Form SB-2,File No. 33-66190)
3.4 & 4.4    Articles of Amendment to Articles of Incorporation (Incorporated by
             reference to Registration Statement on Form S-3,File No. 333-30453)
3.5 & 4.5    By-Laws, as Amended  (Incorporated  by  reference  to  Registration
             Statement on Form SB-2, File No. 33-66190)
3.6 & 4.6    Certificate of Designation of 1996 Series A Preferred  Stock
             (Incorporated  by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7    Amendment to  Certificate of  Designations  for 1996 Series A
             Convertible   Preferred   Stock   (Incorporated   by  reference  to
             Registration Statement on Form S-3, File No. 333-30453)
4.8          Indenture dated May 29, 1997 between Magnum Hunter  Resources,  the subsidiary  guarantors  named therein and First Union National Bank of  North  Carolina,  as  Trustee  (Incorporated  by  reference  to
             Registration Statement on Form S-4, File No. 333-2290)
4.9          Form of 10% Senior Note due 2007 (Incorporated by reference to
             Registration Statement on Form S-4, File No. 333-2290)
10.1         Second Amended and Restated Credit Agreement, dated June 1, 1998, between Magnum Hunter Resources,Inc.and Bankers Trust Company,etal.
10.2         Employment Agreement for Gary C. Evans (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.3         Employment Agreement for Matthew C. Lutz (Incorporated by reference to Registration Statement on Form S-4, File No.333-2290)
10.4         Stock Purchase  Agreement among Magnum Hunter  Resources,  Inc. and
             Trust Company of the West and TCW Asset Management  Company, in the
             capacities  described herein, TCW Debt and Royalty Fund IVB and TCW
             Debt  and  Royalty   Fund  IVC,   dated  as  of  December  6,  1996
             (Incorporated  by  reference  to Form 8-K dated  December 26, 1996, filed January 3, 1997)
10.5         Registration Rights Agreement, dated May 29, 1997, between Magnum
             Hunter Resources, Inc. and Bankers Trust Company, et al.
             (Incorporated by reference to Registration Statement on Form S-4,
             File No. 333-2290)
10.6         Purchase and Sale  Agreement,  dated May 17, 1996 between  Meridian
             Oil, Inc. and ConMag Energy Corporation  (Incorporated by reference to Form 8-K, dated June 28, 1996, filed July 12, 1996)
10.7         Purchase  and  Sale  Agreement,   dated  February  27,  1997  among
             Burlington Resources Oil and Gas Company,  Glacier Park Company and
             Magnum Hunter Production,  Inc.  (Incorporated by reference to Form
             8-K, dated April 30, 1997, filed May 12, 1997)
10.8         Purchase and Sale Agreement between Magnum Hunter Resources, Inc.,
             NGTS, et al., dated December 17, 1997 (Incorporated by reference to
             Form 8-K, dated December 17, 1997, filed December 29, 1997)
27           Financial Data Schedule

(B) Reports on Form 8-K.  None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By: /s/ Gary C. Evans                                           August 13, 1998
   --------------------------------
   Gary C. Evans
   President and Chief Executive Officer


By: /s/ Chris Tong                                              August 13, 1998
    -------------------------------
   Chris Tong
   Sr. Vice President and
   Chief Financial Officer


By: /s/ David S. Krueger                                        August 13, 1998
    -------------------------------
    David S. Krueger
    Vice President and
    Chief Accounting Officer


By: /s/ Morgan F. Johnston                                      August 13, 1998
    -------------------------------
    Morgan F. Johnston
    Vice President, General Counsel and
    Secretary