Form 10-Q
period 1998-09-30
MAGNUM HUNTER RESOURCES INC
filed 1998-11-13
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 4, 1998: 21,057,413

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

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the sum of (i) the discounted estimated future net cash flow from proved oil and gas reserves (SEC PV-10) and (ii) the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices subsequently increase. While the Company has never been required to write-down its asset base, significant downward revisions of quantity estimates or further declines in oil and gas prices, which are not offset by other factors, such as new oil and gas reserve additions, could possibly result in the write-down of the Company's oil and gas properties as currently valued on the balance sheet.

Results of Operations for the Nine Month Periods in 1998 and 1997

     As discussed above, the Company acquired the Permian Basin Properties in April 1997, and its interest in Tel in March 1998. Unless otherwise stated, the increases in the 1998 interim period over the 1997 interim period were substantially a result of these acquisitions and the increases in daily oil and gas production associated with the Company's successful drilling activities.

     Crude oil and natural gas sales were $33,698,000 in 1998, a 53% increase over 1997. The Company sold 851,760 barrels of oil, a 74% increase, and 10,535,070 Mcf of gas, a 63% increase, in 1998 as compared to 1997. The price received for oil was $13.23 per barrel and for gas was $2.08 per Mcf in 1998, representing a 26% decrease in oil price and a less than 1% increase in gas price compared to 1997. Oil and gas sales for the 1998 period also included $541,000 resulting from the settlement of gas imbalances with another producer on several of the Company's gas wells. Oil and natural gas production lifting costs increased 129% to $10,854,000 while production taxes and other costs increased 50% to $4,593,000 in 1998 over 1997. The gross operating margin from oil and natural gas production was $18,251,000 in 1998, a 28% increase over 1997. On an equivalent unit basis, the gross margin was $1.14 per Mcfe in 1998, a 25% decrease. The sales price declined 10% to $2.12 per Mcfe while production lifting costs increased 35% to $0.69 per Mcfe from 1997 to 1998. Production taxes and other costs including overhead, were $0.29 per Mcfe in 1998, a 12% decrease from 1997. The overall increase in the gross operating margin from 1997 to 1998 was principally due to a 67% increase in Mcfe sold, from 9,389,326 Mcfe to 15,644,893 Mcfe.

     Gas gathering, marketing, and processing revenues were $5,193,000 in the 1998 period, a 33% decrease from 1997, principally due to lower prices received for natural gas and natural gas liquids. Costs from these activities were $4,387,000 in 1998, a 24% decrease principally due to lower gas prices. Gross operating margin was $806,000 in 1998, a 58% decrease. The decrease in gross operating margin was due to lower marketing profits and less favorable processing economics. Gathering system throughput increased 2% to 20,669 Mcf per day in 1998. Natural gas plant processing throughput increased 7% to 15,511 Mcf per day in 1998. Gross operating margin from gathering and marketing operations was $0.10 per Mcf of throughput in 1998, a 60% decline. The gross operating margin from natural gas processing was $0.07 per Mcf in 1998, a 68% decline.

     Revenues from oil field services and international sales were $703,000 in 1998 versus $3,792,000 in 1997, principally due to a decrease in sales by Hunter Butcher International, L.L.C. ("Hunter Butcher"). Operating costs decreased to $361,000 in 1998 from $3,482,000 in 1997, also principally due to Hunter Butcher. The gross operating margin from these activities increased by $32,000 to $342,000 in 1998 versus $310,000 in the 1997 period.

     Depreciation and depletion expense increased 58% to $13,621,000 in 1998 primarily due to the increase in production as a result of prior acquisitions. General and administrative expense was $2,250,000 in 1998, a 99% increase over 1997, due to increased staffing to manage the significantly larger number of properties owned by the Company and other costs associated with the increase in production. On a MCF equivalent basis of daily production, general and administrative expenses increased 17% to $0.14 per Mcfe in 1998 as compared to $0.12 per Mcfe in 1997.

     Operating profit decreased 48% to $3,528,000 in 1998 from 1997. Equity in loss of affiliate was $53,000 in 1998 versus none in 1997, due to the acquisition of an interest in NGTS in December 1997. Other income decreased 29% to $433,000 in 1998 versus $608,000 in 1997. Interest expense increased 44% to $13,407,000 in 1998 due to increased levels of borrowing under the Company's revolving credit lines with banks and the 10% Senior Notes outstanding. The Company incurred a net loss before income tax and minority interest of $9,499,000 in 1998, versus a $1,925,000 loss in 1997, principally due to lower oil prices, interest expense on the acquisitions exceeding operating income and a higher charge for depreciation and depletion. The Company provided for a deferred income tax benefit of $3,589,000 on this loss in 1998 versus $731,000 in 1997. The Company reported a net loss before extraordinary item of $5,935,000, or $0.31 per common share, in 1998 versus a $1,234,000 loss or $0.14 per common share, in 1997.

     The Company realized an extraordinary loss of $1,384,000 ($0.10 per common share) in the 1997 period as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the 10% Senior Notes financing and amended revolving credit agreements with banks arranged to facilitate the acquisition of the Permian Basin Properties. The net loss, after the extraordinary charge, applicable to common shareholders was $6,592,000 ($0.31 per share) in 1998 compared to a net loss of $3,275,000 ($0.24 per share) in 1997. The Company accrued $657,000 in dividends on its preferred stock in both years 1998 and 1997.

Results of Operations for the Three Month Periods in 1998 and 1997

     As discussed above, the Company acquired its interest in Tel in March 1998. Unless otherwise stated, the increases in the 1998 interim period over the 1997 interim period were substantially the result of this acquisition and the increases in daily oil and gas production associated with the Company's successful drilling activities.

     Crude oil and natural gas sales were $11,634,000 in 1998, an 8% increase over 1997. The Company sold 308,016 barrels of oil, a 23% increase, and 3,778,164 Mcf of gas, a 21% increase, in 1998. The price received for oil was $12.23 per barrel and for natural gas was $2.08 per Mcf in 1998, representing a 29% decrease in the oil price and no change in the gas price compared to 1997. Oil and natural gas production lifting costs increased 89% to $4,153,000 while production taxes and other costs decreased 8% to $1,243,000 in 1998 compared to 1997. The gross operating margin from oil and natural gas production was $6,238,000 in 1998, a 14% decrease from 1997. On an equivalent unit basis, the gross margin was $1.11 per Mcfe in 1998, a 29% decrease. The sales price declined 11% to $2.07 per Mcfe while production lifting costs were $0.74 per Mcfe in 1998, a 54% increase over 1997. Production taxes and other costs, including overhead, were $0.22 per Mcfe in 1998, a 24% decrease from 1997. Mcfe sold increased 22% to 5,626,080 Mcfe in 1998 from 4,618,465 Mcfe in 1997.

     Gas gathering, marketing, and processing revenues overall were $1,697,000 in the 1998 period, a 30% decrease from 1997. Costs from these activities were $1,535,000 in 1998, an 18% decrease from 1997. Gross operating margin was $162,000 in 1998, a 72% decrease due to lower gas marketing profits and less favorable processing economics. Gathering system throughput was 20,365 Mcf per day in 1998, essentially unchanged compared to 1997. Natural gas plant processing throughput was 15,907 Mcf per day in 1998, a 2% increase. Gross operating margin from gathering and marketing operations was $0.10 per Mcf of throughput in 1998, a 37% decline. The gross operating margin from natural gas processing was $0.02 per Mcf of throughput in 1998, a 91% decline.

     Revenues from oil field services and international sales were $249,000 in 1998, a 34% increase. Operating costs were $121,000 in 1998, a 109% increase. The gross operating margin was $128,000 in 1998, unchanged from 1997. Depreciation and depletion expense increased 16% to $4,805,000 in 1998 primarily due to the increase in proved reserves as a result of acquisitions and development success achieved on existing properties. General and administrative expense was $750,000 in 1998, a 57% increase over 1997, due to increased staffing associated with the acquisition of the Permian Basin Properties and other costs. Operating profit decreased 70% to $973,000 in 1998 from 1997. Other income was $50,000 in 1998, a decrease of 89% from 1997. Interest expense increased 3% to $4,656,000 in 1998 from 1997. The Company provided for a deferred income tax benefit of $1,381,000 on this loss in 1998 versus $300,000 in 1997. The Company reported a net loss before extraordinary item of $2,272,000, or $0.12 per common share in 1998, versus a net loss of $509,000 or $0.05 per common share in 1997. The net loss applicable to common shareholders was $2,491,000 ($0.12 per share) in 1998 compared to a loss of $728,000 ($0.05 per share) in 1997. The Company accrued $219,000 in dividends on its preferred stock in both years 1998 and 1997.

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

     On May 29, 1997, the Company sold, through a Rule 144A private placement offering, $140.0 million aggregate principal amount of Senior Notes. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's Term Loan Facility in the principal amount of $60.0 million and to repay a substantial portion of the indebtedness outstanding under the Credit Facility. The Senior Notes are unsecured and bear interest at 10% per annum, with interest payable on June 1 and December 1 commencing on December 1, 1997. After paydown, the maximum commitment under the Credit Facility was reduced from $130.0 million to $75.0 million, with a borrowing base of $60.0 million. The Credit Facility was subsequently amended effective September 30, 1997 to increase the maximum commitment from $75.0 million to $125.0 million, increase the borrowing base by $5.0 million to $65.0 million and modify the interest coverage ratio. As of June 1, 1998, the Company's credit line was enhanced by the addition of two new banks to the group, the extension of the term of the facility from four to five years, reaffirmation of the current borrowing base of $65 million, improving the credit ratios and loan covenants, and lowering the interest rate spreads by 1/4 percent. With these adjustments, total long-term debt under the Credit Facility at September 30, 1998 was $50 million, leaving $15 million available to draw under this Credit Facility. At September 30, 1998, the Company had $1.6 million in cash and cash equivalents in addition to the funds available under the Credit Facility as well as other liquid investments.

     The Company failed to meet the interest coverage ratio test under the Credit Facility at September 30, 1998. The banks waived the non-compliance with this provision for the quarter ended September 30, 1998. Additionally, the banks lowered the interest coverage ratio test that must be met in the fourth quarter of 1998 to a level such that management believes that the Company will be in compliance at December 31, 1998.

     For the nine months ended September 30, 1998, the Company had a net decrease in cash of $1,467,000. The Company's operating activities provided net cash of $11.5 million, principally from operating income before depreciation, depletion, and deferred taxes, and a decrease in accounts receivable. The Company used $40.4 million in investing activities, principally for additions to property and equipment of $36.5 million. Financing activities provided $27.4 million of cash, principally from the issuance of long-term debt of $36.5 million, less principal payments on such debt in the amount of $3.6 million. The Company also paid $657,000 in dividends on preferred stock.

Capital Requirements

     For fiscal 1998 the Company has budgeted approximately $36 million for development and exploration activities, including $30 million budgeted for development projects on the Permian Basin and Panoma Properties and $6.0 million budgeted for exploration projects. In addition, with respect to the Permian Basin Properties acquisition, the Company anticipates that it may in the future spend in excess of $25 million on a development drilling program to enhance an existing waterflood project in the Westbrook Field located in Mitchell County, Texas. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. Due to the decline in oil prices beginning earlier in the year, the Company has redirected a significant portion of its budgeted funds from oil projects to natural gas and has additionally deferred certain other capital projects until a later date.

     In connection with the acquisition of a 30% interest in NGTS, the Company is obligated to pay a $2.0 million note to current and former shareholders of NGTS. This loan is due December 1, 1998 and may be repaid at any time by the Company with cash or shares of its common stock.

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the existing Credit Facility (approximately $15 million as of September 30, 1998) and other financial options available to the Company, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.

     In the normal course of business, the Company reviews opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company's growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company from time to time will be acceptable to the sellers. In the event of a future significant acquisition payable in cash, the Company may require additional financing in connection therewith.

Inflation and Changes in Prices

     During the past several years, the Company has experienced some inflation in oil and gas prices with moderate increases in property acquisition and development costs. During 1997, the Company received lower (13%) oil prices and slightly lower (1%) gas prices for the natural resources produced from its properties. For the three months ended September 30, 1998 compared to the same period in 1997, oil prices were significantly lower (29%) while gas prices were unchanged. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it also expects that there would be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of significant fluctuations in crude oil and gas prices. It is policy of the Company not to enter into any such arrangements which exceed 75% of the Company's anticipated oil and gas production.

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

Hedging Activity

     Periodically, the Company enters into futures, options, and swap contracts to reduce the short term effects of fluctuations in crude oil and natural gas prices. As of September 30, 1998, the Company had none of its oil production and approximately 29% of its gas production hedged in October 1998, 47% from November 1998 through March 1999, and 13% from then through October 1999. Effective June 1998, the Company closed out its previous oil price collar position ($18.50 floor and $23.25 ceiling price) on 30,000 Bbls of oil per month, resulting in a gain of $573,000 which is being recognized over the periods June through December of 1998. At September 30, 1998, the Company had fixed price swaps covering 100,000 MMBtu of gas per month at $2.36 per MMBtu from November 1998 through

March  1999,  200,000  MMBtu of  gas  per month  at $2.06 per  MMBtu f rom April
1999 through October 1999, and gas price collars covering 600,000 MMBtu per month on the call side and 400,000 MMBtu per month on the put side (with average floor and cap prices of $2.27 and $2.68, respectively) from November 1998 through March 1999, and gas price collars covering 200,000 MMBtu per month (with floor and cap prices of $2.25 and $2.65, respectively) for October, 1998. The average Btu content of gas produced by the Company at the wellhead exceeds 1,100 Btu per Mcf of gas. Therefore, each of the above gas prices should be increased by 10% to reflect the actual gas price per Mcf received by the Company. This figure is before items such as fuel and shrink, compression charges, etc. that are deducted to derive the realized natural gas sales price. The existing hedges use either the El Paso Permian Basin Index or the Panhandle Eastern West Texas Index, and are settled monthly. The gains and losses on the Company's hedging transactions are determined by taking the difference between the contract price and a reference price. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains related to derivatives for the three and nine month periods ended September 30, 1998 were $838,000 and $2,079,000, respectively.

Year 2000 Modification

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has identified no significant applications that will require modifications to ensure Year 2000 Compliance. In addition, the Company has communicated with its customers, banks and others with whom it does significant business to determine their Year 2000 Compliance readiness to assess the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     The Company's current assessment of internal risks is that there will not be material adverse impact on the Company's operations or financial performance. The Company's assessment indicates that if any disruption to operations occur, it will be isolated and of short-term duration.

     The Company intends to develop contingency plans and identify actions necessary to investigate the impact of third party disruptions.

Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had an unrealized loss on investments of $883,000 (net of income tax benefit of $542,000) at September 30, 1998, resulting in comprehensive losses for the three month and nine month periods ended September 30, 1998, of $3,155,000 and $6,818,000, respectively. For the three and nine month periods ended September 30, 1997, the Company recognized losses from investments of $130,000 and $51,000 respectively. These losses adjusted the Company's net loss for such periods, resulting in comprehensive losses of $639,000 and $2,669,000 respectively.

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

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management is currently evaluating the effect of adopting SFAS 133 on the Company's consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                                September 30,            December 31,
                                                                                    1998                    1997
                                                                                ----------------------------------------------------
                                   ASSETS
Current Assets
Cash and cash equivalents...................................................    $         1,563          $   3,030
Accounts receivable
     Trade, net of allowance of $166........................................              7,592             12,850
     Due from affiliates....................................................                300                 58
Notes receivable from affiliate.............................................                688                355
Current portion of long-term note receivable................................                567                357
Prepaid and other...........................................................                864              1,299
                                                                                ----------------------------------------------------
      Total Current Assets..................................................             11,574             17,949
                                                                                ----------------------------------------------------
Property, Plant, and Equipment
Oil and gas properties, full cost method
      Unproved..............................................................                651                517
      Proved................................................................            264,562            227,389
Pipelines...................................................................              9,211              9,166
Other property..............................................................                958                776
                                                                                ----------------------------------------------------
Total Property, Plant and Equipment.........................................            275,382            237,848
     Accumulated depreciation, depletion, and impairment....................            (29,704)           (16,589)
                                                                                ----------------------------------------------------
Net Property, Plant and Equipment...........................................           245,678            221,259
                                                                                ----------------------------------------------------
Other Assets
   Deposits and other assets................................................              7,467              5,863
   Investment in unconsolidated affiliate...................................              4,369              4,372
   Deferred tax asset.......................................................              2,889                  -
   Long-term notes receivable, net of imputed interest......................                  -              1,626
                                                                                ----------------------------------------------------
                           Total Assets                                         $       271,977          $ 251,069
                                                                                ----------------------------------------------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade payables and accrued liabilities...................................    $        11,409          $   9,235
   Dividends payable........................................................                219                219
   Suspended revenue payable................................................                455              1,162
   Current maturities of long-term debt.....................................                 16                 24
   Notes payable............................................................              4,336              4,699
                                                                                ----------------------------------------------------
          Total Current Liabilities.........................................             16,435             15,339
                                                                                ----------------------------------------------------
Long-Term Liabilities
   Long-term debt, less current maturities..................................            190,010            161,519
   Production payment liability.............................................                643                743
   Deferred income taxes....................................................                  -              1,289
     Minority Interest .....................................................                 78                 39

Stockholders' Equity
Preferred  stock  -  $.001  par  value;  10,000,000  shares  authorized  216,000 designated as Series A; 80,000 issued and outstanding,
         liquidation amount $0..............................................                  -                  -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000
         issued and outstanding, liquidation amount $10,000,000.............                  1                  1
Common Stock-$.002 par value; 50,000,000 shares authorized,
       21,738,320 shares issued.............................................                 43                 43
Additional paid-in capital..................................................             80,220             80,731
Accumulated deficit.........................................................            (14,569)            (8,634)
Unrealized gain (loss) on investments, net of income tax benefit of $542 ...               (883)                 -
                                                                                ----------------------------------------------------
                                                                                         64,812             72,141
Treasury stock (428,907 and 538,633 shares of common stock, respectively)...                 (1)                (1)
                                                                                ----------------------------------------------------
Total Stockholders' Equity..................................................             64,811             72,140
                                                                                ----------------------------------------------------
Total Liabilities and Stockholders' Equity..................................    $       271,977          $ 251,069
                                                                                ----------------------------------------------------
                          The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                    For the Three Months Ended         For the Nine Months Ended
                                                                           September 30,                      September 30,
                                                              ----------------------------------------------------------------------
                                                                     1998             1997                 1998            1997
                                                              ----------------------------------------------------------------------
Operating Revenues:
   Oil and gas sales......................................... $      11,634     $     10,765           $   33,698       $  22,087
   Gas gathering, marketing and processing...................         1,697            2,438                5,193           7,721
   Oil field services and international sales................           249              186                  703           3,792
                                                              ----------------------------------------------------------------------
         Total Operating Revenues............................        13,580           13,389               39,594          33,600
                                                              ----------------------------------------------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs......................         4,153            2,200               10,854           4,745
   Production taxes and other costs..........................         1,243            1,344                4,593           3,070
   Gas gathering, marketing and processing...................         1,535            1,865                4,387           5,803
   Oil field services and international sales................           121               58                  361           3,482
   Depreciation and depletion................................         4,805            4,147               13,621           8,607
   General and administrative................................           750              477                2,250           1,128
                                                              ----------------------------------------------------------------------
         Total Operating Costs and Expenses..................        12,607           10,091               36,066          26,835
                                                              ----------------------------------------------------------------------
Operating Profit.............................................           973            3,298                3,528           6,765

   Loss in earnings of affiliate, net of income tax..........            (8)               -                  (53)              -
   Other income..............................................            50              453                  433             608
   Interest expense..........................................        (4,656)          (4,540)             (13,407)         (9,298)
                                                              ----------------------------------------------------------------------
Net Loss before income tax and minority interest.............        (3,641)            (789)              (9,499)         (1,925)

   Benefit for deferred income tax...........................         1,381              300                3,589             731
                                                              ----------------------------------------------------------------------

Net Loss before minority interest............................        (2,260)            (489)              (5,910)         (1,194)

   Minority interest in subsidiary earnings..................           (12)             (20)                 (25)            (40)
                                                              ----------------------------------------------------------------------

Net Loss Before Extraordinary Loss...........................        (2,272)            (509)              (5,935)         (1,234)

Extraordinary Loss From Early Extinguishment of Debt.........             -                -                    -          (1,384)
                                                              ----------------------------------------------------------------------

Net Loss.....................................................        (2,272)            (509)              (5,935)         (2,618)

   Dividends Applicable to Preferred Stock...................          (219)            (219)                (657)           (657)
                                                              ----------------------------------------------------------------------

Loss Applicable to Common Shares.............................        (2,491)            (728)              (6,592)         (3,275)
                                                              ----------------------------------------------------------------------
Loss per Common Share-Basic
   Loss Before Extraordinary Loss............................ $       (0.12)    $      (0.05)          $    (0.31)      $   (0.14)
   Extraordinary Loss........................................             -                -                    -           (0.10)
                                                              ----------------------------------------------------------------------
   Loss After Extraordinary Loss............................. $       (0.12)    $      (0.05)          $    (0.31)          (0.24)
                                                              ----------------------------------------------------------------------
Loss per Common Share-Diluted
   Loss Before Extraordinary Loss............................ $       (0.12)    $      (0.05)          $    (0.31)      $   (0.14)
   Extraordinary Loss........................................             -                -                    -           (0.10)
                                                              ----------------------------------------------------------------------
   Loss After Extraordinary Loss............................. $       (0.12)    $      (0.05)          $    (0.31)      $   (0.24)
                                                              ----------------------------------------------------------------------

Common Shares Used in Per Share Calculation
   Basic.....................................................    21,259,867       13,687,278           21,226,367      13,659,170
                                                              ----------------------------------------------------------------------
   Diluted...................................................    21,259,867       13,687,278           21,226,367      13,659,170
                                                              ----------------------------------------------------------------------
                The accompanying notes are an integral part of these consolidated financial statements.

                                                                    14

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                             (dollars in thousands)


                                                   Preferred        Stock           Common           Stock         Treasury
                                                    Shares          Amount          Shares          Amount          Shares
                                                 -----------------------------------------------------------------------------------

Balance at December 31, 1997....................  1,080,000         $     1        21,738,320       $   43         (538,633)
                                                 -----------------------------------------------------------------------------------


   Shares issued to 401(k) plan.................                                                                     12,813
   Issuance from exercise of employee's options.                                                                     96,913
   Dividends declared on preferred stock........
     Net Income (Loss) .........................
   Unrealized (Loss) on investment,
   net of income tax............................
                                                 -----------------------------------------------------------------------------------

Balance at September 30, 1998...................  1,080,000         $     1        21,738,320       $   43         (428,907)
                                                 -----------------------------------------------------------------------------------

                                                                    Additional                        Unrealized
                                                   Stock            Paid - In      Accumulated        Gain (Loss)
                                                  Amount             Capital         Deficit          on Investments
                                                 -----------------------------------------------------------------------------------

Balance at December 31, 1997....................  $      (1)        $   80,731     $  (8,634)                -
                                                 -----------------------------------------------------------------------------------


   Shares issued to 401(k) plan.................          -                 66
   Issuance from exercise of employee's options.          -                 80
   Dividends declared on preferred stock........                          (657)
     Net Income (Loss) .........................                                      (5,935)
   Unrealized (Loss) on investment,
   net of income tax............................                                                          (883)
                                                 -----------------------------------------------------------------------------------

Balance at September 30, 1998...................  $      (1)        $   80,220     $ (14,569)             (883)
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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                For the Nine Months Ended
                                                                                                      September 30,
                                                                                          ------------------------------------------

                                                                                                1998                 1997
                                                                                          ------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss.............................................................................  $    (5,935)          $   (2,618)
   Adjustments to reconcile net loss to cash provided by
   (used for) operating activities:
       Extraordinary loss...............................................................            -                1,384
       Depreciation and depletion.......................................................       13,621                8,607
       Amortization of financing fees...................................................          538                  330
       Deferred income taxes............................................................       (3,636)                (731)
       Equity in unconsolidated affiliate...............................................           86                    -
       Minority interest................................................................           39                   40
       (Gain) Loss on sale of assets ...................................................           82                 (333)
       Other............................................................................            -                   31
       Changes in certain assets and liabilities
         Accounts and notes receivable..................................................        4,711               (9,717)
         Other current assets...........................................................          435                 (972)
         Accounts payable and accrued liabilities.......................................        1,533                9,875
                                                                                          ------------------------------------------

Net Cash Provided By Operating Activities...............................................       11,474                5,897
                                                                                          ------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets.........................................................          318                  953
   Additions to property and equipment..................................................      (36,537)            (148,429)
   Increase in deposits and other assets................................................       (3,567)                   -
   Loan made for promissory note receivable.............................................         (543)                (666)
   Payments received on promissory note receivable......................................           28                  183
   Investment in unconsolidated affiliate...............................................          (83)                   -
                                                                                          ------------------------------------------


   Net Cash Used In Investing Activities................................................      (40,384)            (147,959)
                                                                                          ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment..................       36,500              337,500
   Fees paid related to financing activities............................................            -               (7,936)
   Proceeds from short-term notes payable...............................................            -                2,699
   Payments of principal on long-term and production payment............................       (8,480)            (188,364)
   Payment of fees on issuance of preferred stock.......................................            -                 (505)
   Proceeds from issuance of common and preferred stock, net of offering costs..........           80                  522
   Dividends paid.......................................................................         (657)                (460)
                                                                                          ------------------------------------------

   Net Cash Provided By Financing Activities............................................       27,443              143,456
                                                                                          ------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................       (1,467)               1,394
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................        3,030                1,687
                                                                                          ------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................  $     1,563           $    3,081
                                                                                          ------------------------------------------


                           The accompanying notes are an integral part of these consolidated financial statements

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, the consolidated statement of stockholder's equity for the period ended September, 1998 and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, changes in stockholder's equity and changes in cash flows for the three and nine month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 annual report on Form 10-KSB for the Company. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the operating results for the full year.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1998
                                   (Unaudited)

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1998
                                   (Unaudited)

NOTE 3 - COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had an unrealized loss on investments of $883,000 (net of income tax benefit of $542,000) at September 30, 1998, resulting in comprehensive losses for the three month and nine month periods ended September 30, 1998, of $3,155,000 and $6,818,000, respectively. For the three and nine month periods ended September 30, 1997, the Company recognized losses from investments of $130,000 and $51,000 respectively. These losses adjusted the Company's net loss for such periods, resulting in comprehensive losses of $639,000 and $2,669,000 respectively.

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

10.1 Second Amended and Restated Credit Agreement, dated June 1, 1998, between Magnum Hunter Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Form 10-Q dated June 30, 1998)

10.2 * First Amendment to Second Amended and Restated Credit Agreement between Magnum Hunter Resources, Inc. and Bankers Trust Company, et al.

10.3 Employment Agreement for Gary C. Evans (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)

10.4 Employment Agreement for Matthew C. Lutz (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)

10.5 Stock Purchase Agreement among Magnum Hunter Resources, Inc. and Trust Company of the West and TCW Asset Management Company, in the capacities described herein, TCW Debt and Royalty Fund IVB and TCW Debt and Royalty Fund IVC, dated as of December 6, 1996 (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)

10.6 Registration Rights Agreement, dated May 29, 1997, between Magnum Hunter Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)

10.7 Purchase and Sale Agreement, dated May 17, 1996 between Meridian Oil, Inc. and ConMag Energy Corporation (Incorporated by reference to Form 8-K, dated June 28, 1996, filed July 12, 1996)

10.8 Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated April 30, 1997, filed May 12, 1997)

10.9 Purchase and Sale Agreement between Magnum Hunter Resources, Inc., NGTS, et al., dated December 17, 1997 (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)

27 *        Financial Data Schedule

*  Filed herewith

(B) Reports on Form 8-K. On September 8, 1998, the Company filed a report on Form 8-K under Item 5, Other Events, concerning the Company's stock repurchase program.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.

By: /s/ Gary C. Evans                                          November 13, 1998
   -----------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By: /s/ Chris Tong                                             November 13, 1998
    -----------------------------------------------
      Chris Tong
      Sr. Vice President and
      Chief Financial Officer


By: /s/ David S. Krueger                                       November 13, 1998
    --------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer

By: /s/ Morgan F. Johnston                                     November 13, 1998
    ------------------------------------------
      Morgan F. Johnston
      Vice President, General Counsel and
      Secretary