Form 10-K
period 1998-12-31
MAGNUM HUNTER RESOURCES INC
filed 1999-04-14
CIK 854271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark one)
         [X]      Annual  Report   pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________ .


                           Commission File No. 1-12508

                          MAGNUM HUNTER RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                           87-0462881
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)


           600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039
              (Address of principal executive offices) (zip code)


Registrant's telephone number, including area code:  (972) 401-0752

Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered

Common Stock ($.002 par value)                 American Stock Exchange
------------------------------                 -----------------------

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 1999, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the American Stock Exchange, was $51,469,744.

The number of shares outstanding of the registrant's common stock at March 31, 1999 was 20,082,341.

                                TABLE OF CONTENTS

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1.    Business............................................................1
            The Company........................................................1
            Business Strategy .................................................2
            Recent Acquisitions ...............................................3
            Development and Exploration Activities ............................6
            Gathering and Processing of Gas ...................................8
            Marketing of Production ...........................................9
            Petroleum Management and Consulting Services ......................9
            Competition........................................................9
            Regulation .......................................................10
            Employees ........................................................13
            Facilities .......................................................13
Item 2.    Properties.........................................................14
            Oil and Gas Reserves .............................................14
            Oil and Gas Production, Prices and Costs .........................16
            Drilling Activity ................................................17
            Oil and Gas Wells ................................................18
            Oil and Gas Acreage ..............................................18
Item 3.    Legal Proceedings..................................................19
Item 4.    Submission of Matters to a Vote of Security Shareholders...........19

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........20
Item 6.    Selected Financial Data............................................21
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........32
Item 8.    Financial Statements and Supplementary Data........................35
Item 9.    Change in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................36

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................36
Item 11.  Executive Compensation..............................................40
Item 12.  Security Ownership of Certain Beneficial Owners and Management......42
Item 13.  Certain Relationships and Related Transactions......................43
          Glossary............................................................44
Item 14.  Exhibits and Reports on Form 8-K....................................46

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain  statements  in this Form 10-K under "Item 1.  Business,"  "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Magnum Hunter Resources, Inc. and its subsidiaries (collectively, the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy and other factors referenced in this Form 10-K.

Item 1.           Business

The Company

     Magnum Hunter Resources, Inc., a Nevada corporation ("Magnum Hunter" or the "Company"), is an independent energy company engaged in the exploitation and development, acquisition, exploration and operation of oil and gas properties with a geographic focus in Texas, Oklahoma and New Mexico. In December 1995, the Company consummated the acquisition of all of the subsidiaries of Hunter Resources, Inc., a Pennsylvania corporation (the "Magnum Hunter Combination"), and the management of Hunter Resources, Inc. assumed operating control of the Company. The new management implemented a business strategy that emphasized acquisitions of long-lived Proved Reserves with significant exploitation and development opportunities where the Company generally could control the operations of the properties. As part of this strategy, in June 1996 the Company acquired the Panoma Properties (as defined herein) from Burlington Resources Inc. ("Burlington") for a net purchase price of $34.7 million (the "Panoma Acquisition"). Additionally, in April 1997 the Company acquired the Permian Basin Properties (as defined herein) from Burlington for a net purchase price of $133.8 million (the "Permian Basin Acquisition"). On December 31, 1998 the Company acquired the Spirit 76 Properties (as defined herein) from Spirit Energy 76 ("Spirit 76"), a business unit of Union Oil Company of California, for a net purchase price of approximately $25 million (the "Spirit 76 Acquisition"). The Company presently intends to focus its efforts on additional producing property acquisitions, its substantial inventory of exploitation and development opportunities and, to a lesser extent, selected exploratory drilling prospects. The Company has identified over 400 development drilling locations (including both production and injection wells) on its properties, substantially all of which are low-risk in-fill drilling opportunities.

     On March 27, 1998 the Company acquired an approximately 40% beneficial ownership interest in TEL Offshore Trust ("TEL"), a trust created under the laws of the state of Texas pursuant to a cash tender offer for an aggregate purchase price of approximately $10.3 million (the "TEL Acquisition"). The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana.

     At December 31, 1998, the Company had an interest in 3,059 wells and had estimated Proved Reserves of 323.2 Bcfe with an SEC PV-10 of $179.4 million. Approximately 70% of these reserves were Proved Developed Producing Reserves and 88.1% were attributable to the Panoma Properties, the Permian Basin Properties and the Spirit 76 Properties. At December 31, 1998, the Company's Proved Reserves had an estimated Reserve Life of approximately 13 years and were 68% gas. The Company serves as operator for approximately 65% of its properties (based on the number of producing wells in which the Company owns an interest). Additionally, the Company owns over 480 miles of gas gathering systems and a 50% interest in a gas processing plant that is located adjacent to the Company's largest gas gathering system.

     Beginning with the Magnum Hunter Combination in December 1995, the Company has completed twelve acquisitions for an aggregate net purchase price of $221.8 million. This strategy has added approximately 346.6 Bcfe of reserves (determined as of the respective times of their acquisition) at an average cost of $0.63 per Mcfe, as well as a 427 mile gas gathering system and a 50% interest in the McLean Gas Plant (the "McLean Plant Acquisition"). As a result of its property acquisitions and successful drilling activities, the Company has achieved substantial growth as described below:

     o Proved Reserves increased to 323.2 Bcfe at year end 1998 from 36.7 Bcfe at year end 1995;

     o SEC PV-10 increased to $179.4 million at year end 1998 from $37.2 million at year end 1995; and

     o Average daily production increased to 57.8 MMcfe in the fourth quarter of 1998 from 0.8 MMcfe in fiscal 1995


Recent Developments

     On February 3, 1999, the Company closed various transactions with ONEOK Resources Company ("ONEOK"), a wholly-owned subsidiary of ONEOK, Inc., the eighth largest natural gas distributor in the United States, relating to (i) ONEOK's purchase of $50 million of Convertible Preferred Stock of the Company,
(ii) ONEOK's ability to market certain of the Company's natural gas production in the state of Oklahoma and (iii) ONEOK's ability to participate in future acquisitions of the Company in the state of Oklahoma (the "ONEOK Transaction").

     The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's Common Stock at $5.25 per share. Dividends on the Preferred Stock are payable in cash at the rate of 8% per annum and are cumulative. The Company used the net proceeds from the transaction to repay senior bank indebtedness. ONEOK had the right to nominate two new members to the Company's existing Board of Directors which ONEOK exercised on February 18, 1999. See "Selected Financial Data" and "Directors, Executive Officers, Promoters and Control Persons."

     On September 8, 1998, the Company announced a stock repurchase program for up to one million shares of the Company's common stock in the open market or privately negotiated transactions, to be completed before April 30, 1999 at a value not to exceed $4 million in the aggregate. On February 17, 1999, the Company revised its previously announced stock repurchase program to spend up to $4 million without a share limitation.

Business Strategy

     The Company's objective is to increase its reserves, production, cash flow and earnings utilizing a program of (i) exploitation and development of acquired properties, (ii) strategic acquisitions of Proved Reserves and (iii) a selective exploration program.

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

     Management of Operating Costs. The Company emphasizes strict cost controls in all aspects of its business and seeks to operate its properties wherever possible. By operating approximately 65% of its properties (78% of its SEC PV-10 value), the Company is generally able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities.

     Property Acquisitions. Although the Company has an extensive inventory of exploitation and development opportunities, it continues to pursue strategic acquisitions which fit its objectives of having Proved Reserves with development potential and operating control.

     Expansion of Gas Gathering, Processing and Marketing Operations. The Company has implemented several programs to expand and increase the efficiency of its gas gathering systems. The Company owns over 85% and markets directly and indirectly approximately 95% of the gas that moves through its gas gathering systems and, therefore, benefits from any cost and productivity improvements. In December 1997, the Company acquired a 30% interest in NGTS, LLC ("NGTS"), a natural gas marketing company marketing approximately 350 MMcf per day as of December 31, 1998. NGTS markets substantially all of the Company's natural gas. The Company is also considering opportunities to acquire or develop additional gas gathering and processing facilities that are associated with its current production.

     Exploration. The Company is systematically increasing its exploration efforts, focusing on established geological trends where the Company can employ its geological, geophysical and engineering expertise. The Company is actively generating and evaluating prospects for the application of 3-D seismic and advanced drilling technologies.

Recent Acquisitions

     The most significant of the Company's completed acquisitions are the Spirit 76 Acquisition, the Permian Basin Acquisition, the Panoma Acquisition, the TEL Acquisition and the McLean Plant Acquisition.

Spirit 76 Acquisition

     On December 31, 1998 the Company acquired from Spirit 76 natural gas reserves and associated assets in producing fields located in Oklahoma and Texas (the "Spirit 76 Properties") currently producing about 12 million cubic feet of natural gas equivalent per day. The net purchase price was approximately $25 million after certain purchase price adjustments including preferential rights exercised by third parties and other customary adjustments.

     The Company has received an engineering evaluation from Ryder Scott Company ("Ryder Scott"), independent petroleum engineers engaged by the Company to evaluate the Company's properties, on the net reserves acquired from Spirit 76. According to Ryder Scott, as of December 31, 1998, the Spirit 76 Properties had Proved Reserves of .98 MMBbl of oil and 35.7 Bcf of gas, or on a Natural Gas Equivalent basis 41.6 Bcfe. Ryder Scott further estimated the SEC PV-10 for the Spirit 76 Properties to be $37.6 million as of December 31, 1998 based on prices of $9.42 per Bbl of oil and $2.18 per Mcf of gas. The Proved Reserves are located principally in the Ardmore Basin in south central Oklahoma and in the Oklahoma/Texas panhandle. Approximately 86% of the estimated reserves are gas and 14% are oil located on approximately 50,000 net mineral leasehold acres in twelve counties in Oklahoma and five counties in Texas. Total net daily production to the Company's interest acquired is approximately 11 million cubic feet of natural gas production and 165 barrels of oil. Approximately 80% of the Proved Reserves were classified Proved Developed Producing Reserves as of December 31, 1998. The Company has engaged its Houston based geological affiliate, Swanson Consulting Services, Inc., to begin an evaluation of the most prospective undeveloped properties located in one of the fields acquired. The Company's wholly-owned subsidiary, Gruy Petroleum Management Co. ("Gruy"), has become the operator of 62% or 111 of the 179 wells acquired from Spirit 76.

     The major fields in the Spirit 76 Properties are the Cumberland, Caddo and Hitchcock.

     Cumberland. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Potential exists for three additional wells to complete development of the shallow gas on 160-acre spacing. The shallowest zone in the field is the Goddard, which is a channel sand. The Company has interest in a total of 128 wells in this field, with working interest varying from 17.2% to 100%. The Company operates all but nine of these wells. The latest available gross production from such wells averaged 6,200 Mcf/d and 190 Bbl/d.

     Caddo. The Caddo Field is located in Carter County, Oklahoma. It was discovered in 1939 and currently produces gas from various shallow reservoirs, such as the Goddard, Sycamore, Woodford, Hunton, and Viola, at depths ranging from 2,200' to 4,200'. Initially all of these reservoirs were produced separately; however, today, many are commingled down-hole. The Company operates 14 wells with a 100% working interest. The latest available gross production from the wells averaged 1,920 Mcf/d.

     Hitchcock. The Hitchcock Field is located in Blaine County, Oklahoma. It was discovered in 1965 and produces gas from the Morrow formation at depths ranging from 8,000' to 8,200'. Original development in this field was based on 640-acre spacing. Recent drilling activity has focused on in-fill locations in the Morrow. The Company currently has interest in 15 wells, with working interest varying from 12.5% to 87.5%, and operates six of these wells. The latest available gross production from the wells averaged 1,676 Mcf/d and 23 Bbl/d.

Permian Basin Acquisition

     On April 30, 1997 the Company acquired from Burlington, effective as of January 1, 1997, certain oil and gas properties consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico (the "Permian Basin Properties"), for a net purchase price of $133.8 million after adjustments aggregating $9.7 million. The primary producing formations include the Yates, Seven Rivers and Queen in Lea and Eddy Counties, New Mexico; the Atoka in the Brunson Ranch Field in Loving County, Texas; the Clearfork in the Westbrook Field in Mitchell County, Texas; the San Andres in the Levelland/Slaughter Field in Cochran County, Texas; and the Canyon Sand in Sutton County, Texas. The Permian Basin Properties included 1,852 producing oil and gas wells on approximately 113,810 gross acres (82,175 net acres). One of the Company's subsidiaries, Gruy Petroleum Management Co. ("Gruy"), serves as operator on approximately 60% of the wells on the Permian Basin Properties. Management believes the Permian Basin Properties provide significant opportunities for exploitation and development of both oil and gas through workovers and recompletions, enhanced recovery projects and in-fill drilling.

     According to Ryder Scott, as of December 31, 1998, the Permian Basin Properties had Proved Reserves of 10.65 MMBbl of oil and 85.3 Bcf of gas, or on a Natural Gas Equivalent basis, 149.2 Bcfe. Ryder Scott further estimated the SEC PV-10 for the Permian Basin Properties to be $59.12 million as of December 31, 1998 based on prices of $9.42 per Bbl of oil and $2.18 per Mcf of gas at December 31, 1998. Approximately 60% of the Proved Reserves were classified as proved developed producing reserves as of December 31, 1998. See "Properties - Oil and Gas Reserves." Based on the $133.8 million adjusted purchase price and Proved Reserves of 186.9 Bcfe as of April 30, 1997, the Company paid approximately $0.72 per Mcfe for the Permian Basin Properties.

     The major fields in the Permian Basin Properties are the Westbrook, Levelland/Slaughter, Lea County Shallow Properties and the Brunson Ranch.

     Westbrook. The Westbrook Field covers 45 square miles of the Permian Basin in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. The following table sets forth information regarding three properties in the Westbrook Field in the Permian Basin
Acquisition:

                                                                                                              Gross Oil
                                                              Well          Working        Net Revenue       Production
               Property                     Operator         Count          Interest         Interest          (Bbl/d)
------------------------------------------------------------------------------------------------------------------------------------
Southwest Westbrook Unit...............     Company           135            89.9%            77.5%               425
Morrison "G" Lease (1).................     Company            12            83.3%            72.9%                26
North Westbrook Unit...................   Third Party         294             2.0%             2.8%(2)          1,200

       (1) Subsequent to the Permian Basin Acquisition, the Company acquired the remaining 16.7% of the working interest in the Morrison "G" Lease, increasing its Net Revenue Interest to 87.5%.
       (2)   Includes an overriding Royalty Interest.

     Most of the leases and units in the field had waterflood projects initiated in the 1960's and those projects are still active. The Company plans to initiate waterflood enhancement operations on the Southwest Westbrook Unit and the Morrison "G" Lease in either 1999 or 2000 assuming oil prices continue to improve.

     Levelland/Slaughter. The Levelland and Slaughter Fields consist of 155 wells located in Cochran County, Texas that produce from the San Andres formation at a depth of 5,000 feet. The interests acquired in the Permian Basin Acquisition include the following three properties in the Levelland and Slaughter Fields:

                                                                                                              Gross Oil
                                                              Well          Working        Net Revenue       Production
               Property                     Operator         Count          Interest         Interest          (Bbl/d)
------------------------------------------------------------------------------------------------------------------------------------
TLB Unit...............................     Company            20            100.0%           87.3%               80
Veal Lease.............................     Company            52            100.0%           87.1%              220
NW Slaughter Unit......................     Company            83             74.8%           62.8%              290

     Discovered  in  the  1930's,   all  three  properties  have  been  actively
waterflooded since the 1970's. While the projects are mature, additional drilling and waterflood enhancement are likely. No Proved Undeveloped Reserves were assigned by Ryder Scott to either the TLB Unit or the Veal Lease. Proved Undeveloped Reserves were assigned by Ryder Scott to the NW Slaughter Unit in contemplation of a carbon dioxide injection project which is anticipated for that property. The operator of an adjacent property has been successfully injecting carbon dioxide for a number of years to enhance production.

     Lea County Shallow Properties. The Lea County Shallow Properties consist of approximately 300 wells in Lea County, New Mexico which are in the Rhodes, Jalmat, Monument, Langlie Mattix, Eumont and Eunice Fields. The fields produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. Production is generally high Btu gas, which produces into low pressure gathering systems. At year-end approximately 15 proved undeveloped locations were identified and the Company anticipates that numerous additional recompletion, stimulation, workover or development drilling opportunities will result from detailed geological and engineering studies which are planned.

     Brunson Ranch. The Brunson Ranch Field consists of four wells located in Loving County, Texas in the deep Delaware Basin geological province of the Permian Basin. The wells are currently producing a total of approximately 4.2 MMcf of gas per day from the Atoka formation at a depth of approximately 16,000 feet. Undeveloped potential exists on the properties through redrilling the Atoka formation and completing such wells using technology designed for high bottom hole pressure conditions.

Panoma Acquisition

     On June 28, 1996, the Company purchased from Burlington interests in 520 gas wells in the Texas Panhandle and western Oklahoma (470 of which are operated by the Company) and an associated 427 mile gas gathering system (the "Panoma Properties"). By year-end of 1998, the Company had drilled an additional 80 wells. A continuous drilling program is budgeted, with an additional 20 wells proposed to be drilled in 1999. The net purchase price, after certain purchase price adjustments, was $34.7 million, funded by borrowings under the Company's previous senior credit facility. Gruy is the operator of the gas gathering system and the wells that were previously operated by Burlington. According to Ryder Scott, the Proved Reserves attributable to the Panoma Properties as of December 31, 1998 aggregated 94 Bcfe with an SEC PV-10 of $50.9 million.

     The Panoma Properties currently consist of approximately 630 gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 65 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce gas from the Granite Wash and/or Brown Dolomite formations.

TEL Acquisition

     On March 27, 1998 the Company acquired approximately 40% beneficial ownership interest in TEL Offshore Trust, a trust created under the laws of the state of Texas pursuant to a cash tender offer for an aggregate purchase price of approximately $10.3 million. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana. TEL produced a total of approximately 1.3 Bcfe in 1998.

McLean Plant Acquisition

     On January 1, 1997, the Company complemented its Panoma Acquisition by purchasing for $2.5 million a 50% ownership interest in the McLean Gas Plant, which is connected to the Panoma gas gathering system and a related products pipeline. The Company receives 100% of the net profits from the McLean Gas Plant until it recoups the $2.5 million purchase price, after which time it will receive 50% of the net profits. At January 31, 1999, the Company had recouped approximately $1.36 million or 54% of its initial investment. See "Gathering and Processing of Gas."

Development and Exploration Activities

Overview

     The Company  presently intends to continue to focus its efforts on property
acquisitions,   its  substantial   inventory  of  exploitation  and  development
activities and, to a lesser extent, selected exploratory drilling prospects.

     The Company seeks to minimize its overhead and capital expenditures by subcontracting the drilling, redrilling and workover of wells to independent drilling contractors and by outsourcing other services. The Company typically compensates its drilling subcontractors on a turnkey (fixed price), footage or day-rate basis depending on the Company's assessment of risk and cost considerations on each individual project.

Development Drilling

     The Company's development strategy focuses on maximizing the value and productivity of its oil and gas asset base through development drilling and enhanced recovery projects. The Company has budgeted approximately $9.0 million for exploitation and development activities for 1999. The Company has identified over 400 development drilling locations (including both production and injection wells) on its properties. In exploiting its producing properties, the Company relies upon its in-house technical staff of petroleum engineering and geological professionals and utilizes the services of outside consultants on a selective basis.

     Permian Basin Properties. In evaluating the Permian Basin Properties, the Company has identified approximately 400 drilling locations including production and injection wells. Engineering and geological studies are being initiated to more precisely identify specific development locations. The Lea County Shallow Properties consist of approximately 300 wells in Lea County, New Mexico which are in the Rhodes, Jalmat, Monument, Langlie Mattix, Eumont and Eunice Fields. These fields produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. Production is generally high Btu gas, which produces into low pressure gathering systems. At year-end approximately 15 proved undeveloped locations were identified and the Company anticipates that numerous additional recompletion, stimulation, workover or development drilling opportunities will result from detailed geological and engineering studies which are planned. During 1998, the Company drilled 19 wells in the Sawyer Canyon Field in the Sonora area located in Sutton County, Texas. The Company owns an interest in 146 wells in this area which consists of the Sawyer Canyon Field, the Sonora Canyon Field and the Phyllis-Sonora Field. Production from all fields is from a series of tight canyon-age gas sands. The Company has plans to continue to develop the Sawyer Canyon Field in 1999. The Company has budgeted approximately $3.5 million for development of the Permian Basin properties in 1999.

     Panoma Properties. The Company believes that developmental drilling can continue to enhance the value of the Panoma Properties, which produce from the Brown Dolomite and Granite Wash formations in the Texas Panhandle and western Oklahoma. The easternmost fields are developed on 160 acre spacing because the original spacing of 640 acres proved inadequate to drain reserves efficiently. In-fill development has been underway in the westernmost field with 80 wells having been completed during the two years ended December 1998. Upon completion of this well program, the westernmost field will have been effectively developed with 320 acre spacing. The Company has budgeted approximately $1.5 million for development of the Panoma Properties through 1999.

     Spirit 76 Acquisition. The Company has engaged its Houston based geological affiliate, Swanson Consulting Services, Inc., to begin an evaluation of the most prospective undeveloped properties located in one of the fields acquired, being the Cumberland Field. The Cumberland Field was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Potential exists for three additional wells to complete development of the shallow gas on 160-acre spacing. The Company has budgeted approximately $1.5 million for development of the Cumberland Field through 1999.

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

     The Company spent approximately $6.0 million of its $36 million 1998 capital budget on exploratory drilling. The Company has a $1.0 million exploration budget for 1999, including geological and geophysical expenses for its currently owned properties. Six exploratory wells were drilled in 1998 of which five were successful. Exploratory successes include the Mossy Grove Prospect in Walker County, Texas where a discovery completed in July 1998 has produced nearly 750 MMcf of natural gas in 8 months and is currently flowing at approximately 2 MMcf/d. A confirmation to this discovery, located 3.5 miles southwest, has been recently completed and is flowing over 5 MMcf/d. The Company owns 25% and 55% working interest, respectively, in these two producing wells and owns an average of a 25% working interest in a 43,000 acre lease block surrounding the new wells where additional development drilling is planned.

     A new oil discovery on the Sunburst Prospect in Terry County, Texas is currently producing approximately 42 Bbls of oil per day. This well was completed in September 1998 and a confirmation test is planned by the middle of 1999. The Company is operator and owns a 39% working interest in the discovery and approximately 1,500 acres of the prospect. Additional development drilling is expected later in 1999.

     A 3-D seismic program on the Bobcat Project in Hockley County, Texas has been completed and the interpretation of the data confirms the presence of numerous high quality, exploratory prospects. The entire project covers over 30,000 acres with approximately 15,000 acres under lease or option. An exploratory drilling program is expected to commence in late 1999 and extend into 2000.

     The Company is actively generating and evaluating other projects for future exploration activity.

Gathering and Processing of Gas

     Hunter Gas Gathering, Inc., a wholly-owned subsidiary of the Company, owns two gas gathering systems located in Oklahoma and Texas, neither of which are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), and a 50% ownership interest in the McLean Gas Plant in the Texas Panhandle. Gruy operates both gas gathering systems. In October of 1998, the Company sold a small gathering system located in Louisiana that accounted for less than 2% of the Company's total gas gathering throughput.

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

     The Panoma system, the largest of the Company's gas gathering systems, consists of approximately 442 miles of pipeline. The main trunklines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. At year end 1998, gas throughput for the Panoma gas gathering system was approximately 18.2 MMcf per day. The Panoma gas gathering system was recently connected to a third party "header" system which provides access to all major interstate pipelines in the area via seven pipeline interconnects serving Midwestern, Western and Oklahoma intrastate markets. The Company, which operates approximately 535 of the approximately 630 wells connected to the Panoma system, is also actively seeking to add new wells to such system through acquisition, development or arrangements with third party producers.

     The Company's North Appleby gas gathering system is located primarily in Nacogdoches County in east Texas. Approximately 39 wells are connected to the system, which delivers approximately 2.2 MMcf per day for third parties to Natural Gas Pipeline Co. for transportation to other markets. The Company is currently negotiating with several third parties for the possible sale of the North Appleby gas gathering system.

     Effective January 1, 1997, the Company purchased for $2.5 million a 50% ownership interest in the McLean Gas Plant, the gas processing facility connected to the Company's Panoma gas gathering system. The purchase also included a 23-mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 MMcf per day. Current throughput is approximately 16.4 MMcf per day. The Company acquired its 50% ownership interest in the plant from Carrera Gas Company, L.L.C. ("Carrera") of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility. Under the terms of the Company's operating agreement with Carrera, the Company receives 100% of the net profits from the McLean Gas Plant until it recoups the $2.5 million purchase price, at which point net profits will be divided equally between the Company and Carrera. As of January 31, 1999 the Company had recouped approximately 54% of its $2.5 million investment.

Marketing of Production

     The Company markets all of its gas production as well as gas it purchases from third parties to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or at negotiated prices under long-term contracts. Marketing gas for its own account exposes the Company to the attendant commodities risk which the Company attempts to mitigate through various financial hedges. The Company normally sells its own oil under month-to-month contracts with a variety of purchasers. Oil is usually sold for the Company's own account through the services of Enmark Services, a marketing agent in Dallas, Texas. While the Company has historically been able to sell oil above posted prices, it is also exposed to the commodities risk inherent in short-term contracts which the Company attempts to mitigate through various financial hedges. For a discussion of the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Hedging Activity" and Note 13 to the Company's Consolidated Financial Statements.

     In December 1997, Hunter Gas Gathering, Inc. acquired a thirty percent (30%) membership interest in NGTS, a newly formed subsidiary of Natural Gas Transmission Services, Inc. ("NGTS, Inc.") NGTS assumed all of NGTS Inc.'s operations as of December 1, 1997. The Company acquired its interest in NGTS for $4.35 million.

     NGTS is a five year old natural gas marketing and trading company with operations concentrated in the western two-thirds of the country. In fiscal 1998, NGTS reported total revenues of approximately $224.7 million. NGTS is presently marketing approximately 350 million cubic feet of natural gas per day. As of December 1, 1997, the Company and its gas gathering subsidiary, Hunter Gas Gathering, Inc., dedicated substantially all of its natural gas production to NGTS for marketing. The balance of the Company's production is dedicated to either ONEOK or various third parties through gas processing agreements.

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

Petroleum Management and Consulting Services

     The Company acquired Gruy in the Magnum Hunter Combination in December 1995. Gruy, which conducts operations for both the Company and third parties, has over a 40-year history of managing properties for financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding environmental and other regulatory compliance; receipt and disbursement functions and other managerial services and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties, gathering systems and processing plants located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of the Company's acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often uniquely able to identify attractive acquisition opportunities.

Competition

     The oil and gas industry is highly competitive. Competitors of the Company include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have substantially greater financial resources and larger staffs and facilities than those of the Company. In addition, the Company frequently encounters competition in the acquisition of oil and gas properties and gas gathering systems, and in its management and consulting business. The principal means of such competition are the amount and terms of the consideration offered. The principal means of such competition with respect to the sale of oil and gas production are product availability and price. The price at which the Company's products may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil, gas and coal and competition among various gas producers and marketers.

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

     Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA"), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). In the past, the federal government has regulated the wellhead price of natural gas. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. In 1989, the Natural Gas Wellhead Decontrol Act was enacted, which amended the NGPA to remove wellhead price controls on all domestic natural gas as of January 1, 1993. While sales by producers of natural gas, and all sales of oil, condensate and natural gas liquids, can currently be made at uncontrolled market prices, Congress could re-enact price controls in the future.

     Several major regulatory changes have been implemented by the FERC from 1985 to the present that have had a major impact on natural gas pipeline operations, services and rates and thus have significantly altered the marketing and price of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, require each interstate pipeline company to "restructure" to provide transportation separate or "unbundled" from the sale of gas and to make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services) and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies and their affiliates were not required to remain "merchants" of gas and several of the interstate pipeline companies have become "transporters" only. Following the conclusion of individual restructuring proceedings for each interstate pipeline pursuant to Oder No. 636, the FERC has approved, with modifications, all of the restructuring plans implementing Order No. 636 on every interstate pipeline.

     On July 16, 1996, the Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued its opinion on review of Order No. 636. The opinion upheld most elements of Order No. 636 including the unbundling of sales and transportation services, curtailment of pipeline capacity, implementation of the capacity release program and the mandatory imposition of straight-fix-variable ("SFV") rate design for interstate pipeline companies. The D.C. Circuit did remand certain aspects of Order No. 636 to the FERC for further explanation including, inter alia, the FERC's decision to exempt pipelines from sharing in gas supply realignment ("GSR") costs caused by restructuring; FERC's selection of a 20 year matching cap for the right-of-first-refusal mechanism; the FERC's restriction on the entitlement of no-notice transportation service to only those customers receiving bundled sales service at the time of restructuring;

and FERC's determination that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. On May 12, 1997, the United States Supreme Court denied certiorari of the D.C. Circuit's decision.

     On February 27, 1997, the FERC issued its order on remand ("Order No. 636-C"). The order reaffirmed the holding of Order No. 636 that pipelines should be entitled to recover 100% of their prudently incurred GSR costs. Moreover, the FERC determined since Order No. 636, the average length of transportation contracts was substantially less than 20 years. Thus, FERC reduced the contract matching cap for the right-of-first-refusal mechanism to five years. In light of the varied post-restructuring experience with no-notice service, the FERC also decided to no longer limit a pipeline's no-notice service to its bundled sales customers at the time of restructuring. Finally, the FERC reaffirmed that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. On May 28, 1998, FERC denied requests for rehearing of Order No. 636-C. Appeals of individual pipeline restructuring orders are still pending before the D.C. Circuit.

     On May 31, 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. The policy statement focused on whether projects would be priced on rolled-in basis (rolling in the expansion costs with the existing facilities) or on an incremental basis (establishing separate cost of services and separate rates for the existing and expansion facilities). The policy statement established a presumption in favor of rolled-in rates when the rate increase to existing customers from rolling in the new facilities is 5% or less. In the policy statement, the FERC contemplated that the resolution of pricing methodology would take place in individual proceedings based on the facts and circumstances of the project. The Company cannot predict what action the FERC will take in the individual proceedings.

     In October 1992, Congress passed the Energy Policy Act of 1992 ("Energy Policy Act"). The Energy Policy Act deemed petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the Interstate Commerce Act. The Energy Policy Act also provides that complaints against such rates may only by filed under the following limited circumstances: (i) a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were a basis for the rate; (ii) the complainant was contractually barred from challenging the rate prior to enactment; or (iii) the rate is unduly discriminatory or preferential. The Energy Policy Act further required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines proceedings. On October 22, 1993, the FERC responded to the Energy Policy Act directive by issuing Order No. 561, which adopts a new indexing rate methodology for petroleum pipelines. Under the new regulations, which were effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent. Rate increases made pursuant to the index will be subject to protest, but such protest must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The new indexing methodology can be applied to any existing rate, even if the rate is under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

     In Order No. 561, FERC said that as a general rule pipeliners must utilize the index methodology to change their rates. FERC indicated, however, that it was retaining cost of service ratemaking, market-based rates, and settlements as alternatives to the indexing approach. A cost of service methodology will also continue to be used to determine just and reasonable initial rates for new services. A pipeline can also follow a cost of service approach when seeking to increase its rates above index levels for uncontrollable circumstances. A pipeline can seek to charge market-based rates if it can establish that it lacks market power. Finally, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers.

     On May 10, 1996, the D.C. Circuit affirmed Order No. 561. The Court held that by establishing a general indexing methodology along with limited exceptions to index rates, FERC had reasonably balanced its dual responsibilities of ensuring just and reasonable rates and streamlining ratemaking through generally applicable procedures. Because of the novelty and uncertainty surrounding the indexing methodology, as well as the possibility of the use of cost of service ratemaking and market-based rates, the Company is not able at this time to predict the effects of Order No. 561, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

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

     RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and nonhazardous solid wastes. The Company generates hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on the Company's operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

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

     Additionally, in the course of the Company's routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells owned by the Company but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company. The Company currently expects to spend approximately $400,000 over the next five years in connection with remediation and environmental compliance, including $75,000 in 1999 and $75,000 in 2000.

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

Employees

     At December 31, 1998, the Company had 69 full-time employees of which 12 were management, 26 were administrative and 31 were field employees. None of the Company's employees are represented by a union. Management considers its relations with employees to be good.

Facilities

     The Company occupies approximately 11,590 square feet of office space at 600 East Las Colinas Boulevard, Suite 1200, Irving, Texas, under a lease that expires in November 2001. The Company owns a field office and production yard in Shamrock, Texas. The Company also has field production offices in Midland and Abilene, Texas, Hobbs, New Mexico and Oklahoma City, Oklahoma.

Item 2.           Description of Properties

Oil and Gas Reserves

General

     All information set forth in this Form 10-K regarding estimated Proved Reserves, related estimated future net cash flows and SEC PV-10 of the Company's oil and gas interests is taken from reports prepared by Ryder Scott Company of Houston, Texas and Pollard, Gore & Harrison ("PGH") of Austin, Texas, both independent petroleum engineers with respect to the Company's interests at December 31, 1998 (using oil and gas prices in effect at December 31, 1998) and December 31, 1997. The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by the Company.

     SEC PV-10 is the present value of Proved Reserves which is an estimate of the discounted future net cash flows from each of the Company's properties at December 31, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value". The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 1998, or as otherwise indicated.

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

                                          Prices used in Reserve Reports at
                                                     December 31,
                                         ---------------------------------------
                                                1998              1997
                                         ---------------------------------------

Gas (per Mcf)............................       $2.12            $ 2.34
Oil (per Bbl)............................       $9.42            $16.08

     All reserves are evaluated at contract temperature and pressure which can affect the measurement of gas reserves. Operating costs, development costs and certain production related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The estimates following this section set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the SEC PV-10 from future net cash flows differ from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and gas reserves or their present value.

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

     Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's Proved Reserves since December 31, 1998. No estimates of Proved Reserves of oil and gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the Commission) since January 1, 1998.

Company Reserves

     The following tables set forth the estimated Proved Reserves of oil and gas of the Company and the SEC PV-10 thereof on an actual basis at December 31, 1998 and 1997.

                Estimated Proved Oil and Natural Gas Reserves (1)

                                                                       At December 31,
                                                           ---------------------------------------
                                                                   1998                1997
                                                           ---------------------------------------

Net gas reserves (Mcf):
     Proved developed producing...........................       173,220,374         154,749,340
     Proved developed non-producing.......................         1,767,000             215,056
     Proved undeveloped...................................        44,072,300          52,811,374
                                                           ---------------------------------------

       Total proved gas reserves..........................       219,059,674         207,775,770
                                                           ---------------------------------------

Net oil reserves (Bbl):
    (including condensate and NGL)
     Proved developed producing ..........................         9,015,703          12,021,950
     Proved developed non-producing.......................           458,888              14,284
     Proved undeveloped...................................         7,874,050           8,910,181
                                                           ---------------------------------------

       Total proved oil reserves..........................        17,348,641          20,946,415
                                                           ---------------------------------------

Total Proved Reserves (Mcfe)..............................       323,151,521         333,454,260
                                                           ---------------------------------------

                   Estimated SEC PV-10 of Proved Reserves (1)

                                                                        At December 31,
                                                           ---------------------------------------

                                                                   1998                1997
                                                           ---------------------------------------
Estimated SEC PV-10 (2) :
     Proved developed producing ..........................     $ 156,629,617       $ 173,189,655
     Proved developed non-producing ......................         4,355,278             342,473
     Proved undeveloped ..................................        18,424,052          38,054,232
                                                           ---------------------------------------
       Total Proved Reserves..............................     $ 179,408,947       $ 211,586,360

                                                           ---------------------------------------

-----------

     (1) Based upon reserve reports at December 31, 1998 and December 31, 1997 prepared by Ryder Scott and PGH.
     (2) SEC PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

       Significant Properties

     On December 31, 1998, 82% of the Company's Proved Reserves on a Bcfe basis were located in the Spirit 76 Properties, the Permian Basin Properties and the Panoma Properties. On such date, the Company's properties included working interests in 3,059 gross (1,671 net) productive oil and gas wells.

     The following table sets forth summary information with respect to the Company's estimated Proved Reserves of oil and gas at December 31, 1998.

                                             SEC PV-10 (1)
                                     ----------------------------------------------------------------------------
                                                                                                    Natural Gas
                                           Amount         % of          Oil             Gas          Equivalent
                                       (in thousands)     Total        (Bbl)           (Mcf)           (Bcfe)
                                     -------------------------------------------- --------------- ---------------

Spirit 76 Properties (2)............. $  37,593,943       21.0%        978,496      35,721,581         41.59
Permian Basin Properties (2)(3)......    59,012,596       32.9%     10,650,255      85,237,426        149.14
Panoma Properties (2)  ..............    50,989,042       28.4%      2,842,637      76,923,054         93.98
Other (2)(3).........................    31,813,366       17.7%      2,877,253      21,177,613         38.44
                                     -------------------------------------------- --------------- ---------------

       Total ........................   179,408,947      100.0%     17,348,641     219,059,674        323.15
                                     -------------------------------------------- --------------- ---------------

----------

       (1) SEC PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.
       (2) Based on a reserve report at December 31, 1998 prepared by Ryder Scott.
       (3)    Based on reserve reports at December 31, 1998 prepared by PGH.


Oil and Gas Production, Prices and Costs

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


                                                                Year Ended December 31,
                                                               1998                1997
                                                        ----------------------------------------

Oil and gas production:
  Oil (Mbbl)..........................................         1,141                737
  Gas (MMcf)..........................................        14,119              9,614
  Natural Gas Equivalents (MMcfe).....................        20,965             14,037
Average sales price (1):
  Oil (per Bbl).......................................       $ 12.67            $ 17.70
  Gas (per Mcf).......................................          2.02               2.24
  Natural Gas Equivalents (per Mcfe)..................          2.05               2.46
Oil and gas production lifting costs (per Mcfe) ......           .68                .56
Production taxes and other costs (per Mcfe)(2)........       $   .31            $   .35

----------

     (1) Before deduction of production taxes and net of hedging results for the two years ended December 31, 1998.
     (2) Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

Drilling Activity

     The following table sets forth the results of the Company's drilling activities during the two fiscal years ended December 31, 1998 and 1997.

                                               Gross Wells (a)                                 Net Wells (b)
    Year         Type of Well       Total       Producing (c)      Dry (d)          Total      Producing (c)      Dry (d)
    ----         ------------       -----       -------------      -------          -----      -------------      -------
    1998       Exploratory
                 Texas                5              4                1              3.25          2.64             .61
                 Oklahoma             0              0                0              0             0               0
                 New Mexico           1              1                0               .05           .05            0
                 Other                0              0                0              0             0               0
               Development
                 Texas               79             79                0             74.4          74.4             0
                 Oklahoma             0              0                0              0             0               0
                 New Mexico           5              5                0              5             5               0
                 Other                0              0                0              0             0               0
    1997       Exploratory
                 Texas                1              0                1               .2           0                .2
                 Oklahoma             1              1                0               .25           .25            0
                 Other                1              0                1              1             0               1
               Development
                 Texas               71             71                0             67.1          67.1             0
                 Oklahoma             5              2                3              1.24           .51             .73
                 Other                1              1                0               .5            .5             0

----------


       (a) The number of gross wells is the total number of wells in which a working interest is owned. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross wells.
       (b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
       (c) A producing well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
       (d) A dry well is an exploratory or development well that is not a producing well.

Oil and Gas Wells

     The following table sets forth the number of oil and natural gas wells in which the Company had a working interest at December 31, 1998. All of these wells are located in the United States.

                                                               Productive Wells
                                                            As of December 31, 1998
                                            Gross(1)                                     Net(2)
Location                        Oil           Gas           Total           Oil            Gas           Total
--------                        ---           ---           -----           ---            ---           -----

Texas......................    1,438           904          2,342           671            621          1,292
Oklahoma...................       31           361            392            27            160            187
Mississippi................        4             0              4             3              0              3
New Mexico.................       60           245            305            37            149            186
California.................       14             0             14             1              0              1
Kansas.....................        2             0              2             2              0              2
                           ---------------------------------------------------------------------------------------------------------

         Total ............    1,549         1,510          3,059           741            930          1,671
                           ---------------------------------------------------------------------------------------------------------


----------


       (1) The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions, but do not include injector wells.
       (2) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1998.

                                                     Developed                         Undeveloped
                                             Gross (a)        Net (b)         Gross (a)          Net (b)
Texas..............................           258,664         210,972          75,381             39,373
Oklahoma...........................            93,138          66,370           6,582              3,302
Mississippi........................               528             452               0                  0
New Mexico.........................            41,437          35,420               0                  0
California.........................               509              38               0                  0
Kansas.............................                80              69               0                  0
                                   -------------------------------------------------------------------------------------------------

    Total..........................           394,356         313,321          81,963             42,675
                                   -------------------------------------------------------------------------------------------------


       (a) The number of gross acres is the total number of acres in which a working interest is owned.
       (b) The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

     The Company had no matters requiring a vote of security holders during the fourth quarter of 1998.

















                     [Rest of page intentionally left blank]

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

     The Common Stock has been listed on the American Stock Exchange since March 8, 1996. The Common Stock has been listed under the ticker symbol "MHR" since March 18, 1997, prior to which time it was listed under the ticker symbol "MPM." Prior to March 8, 1996, the Common Stock was listed on the American Stock Exchange Emerging Company Marketplace. At December 31, 1998, there were 3,543 stockholders of record.

                                                                                                     Average Daily
                                                                                                     Trading Volume
                                                                          High           Low            (Shares)
1998
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . .       $5.50         $3.88             85,139
   Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .        $7.94         $5.13            210,992
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . .       $6.88         $3.00            118,228
   Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .        $4.38         $2.75            133,437
1997
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . .       $6.63         $4.19             96,554
   Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .        $6.31         $5.00             41,845
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . .       $6.44         $5.00             55,194
   Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .        $7.94         $4.88            159,423


     On March 31, 1999, the last reported sale price of the Company's Common Stock on the American Stock Exchange was $2.88 per share.

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

Item 6.           Selected Financial Data

     The selected historical financial data sets forth summary historical consolidated financial data of the Company as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, which have been derived from the Company's audited consolidated financial statements and notes thereto, and unaudited summary pro forma data for the year ended December 31, 1998. The pro forma data gives effect to the consummation of the TEL Offshore and Spirit 76 Acquisitions and the ONEOK Transaction. The pro forma income statement data and other data for the year ended December 31, 1998 reflects such adjustments as if the TEL Offshore and Spirit 76 Acquisitions and the ONEOK Transaction had occurred on January 1, 1998. The pro forma balance sheet data reflects such adjustments as if the ONEOK Transaction had occurred on December 31, 1998. The pro forma financial data does not purport to represent what the Company's financial position or results of operations would actually have been had the TEL Offshore and Spirit 76 Acquisition and the ONEOK Transaction in fact occurred on the assumed date and are not necessarily indicative of future operating results or financial position. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to the Company's operations, see "Business" and "Properties."

                                                                         Year Ended December 31,
                                                                                                              Pro forma
                                                     1994       1995       1996        1997        1998         1998
                                                     ----       ----       ----        ----        ----         ----
                                                                          (dollars in thousands)
Income Statement Data:
Total operating revenues.........................  $     745   $     649    $16,412    $48,834      $51,400     $ 62,588


                                                       1,336       1,692     13,541     39,187       94,362      101,420
Total operating costs and expenses (1)........... ----------------------------------------------------------------------

Operating profit (loss)..........................       (591)     (1,043)     2,871      9,647      (42,962)     (38,833)
Net income (loss) before extraordinary loss......       (546)       (968)       509     (2,108)     (47,080)     (41,639)
Extraordinary loss from early extinguishment
  of debt, net of taxes .........................          -           -          -     (1,384)           -            -
Net Income (loss) ...............................       (546)       (968)       509     (3,492)     (47,080)     (41,639)

                                                        (580)       (617)      (406)      (875)        (875)      (4,875)
Dividends applicable to preferred shares......... ----------------------------------------------------------------------

                                                    $ (1,126)    $(1,585)  $    103   $ (4,367)    $(47,955)    $(46,514)
Income (loss) applicable to common shares........ ----------------------------------------------------------------------
Income (loss) per common share before
 extraordinary item
   Basic.........................................  $   (0.27)   $  (0.28) $    0.01  $   (0.21)   $   (2.26) $     (2.20)
   Diluted.......................................  $   (0.27)   $  (0.28) $    0.01  $   (0.21)   $   (2.26) $     (2.20)
Income (loss) per common share after
 extraordinary item
   Basic.........................................  $   (0.27)   $  (0.28) $    0.01  $   (0.30)   $   (2.26) $     (2.20)
   Diluted.......................................  $   (0.27)   $  (0.28) $    0.01  $   (0.30)   $   (2.26) $     (2.20)

Other Data:
EBITDA (2).......................................  $    (297)   $   (545)   $ 6,166   $ 22,772     $ 22,112   $   31,597
Capital expenditures (3).........................   $  1,945    $  1,244    $41,471   $160,059     $ 70,187   $   71,529

--------
(1) Includes in 1998 and pro forma 1998 the write-down of $42,745,000 of oil and gas properties in the full-cost pool due to ceiling test limitation.
(2) EBITDA is defined as net income (loss) before income taxes and minority interest, plus the sum of depletion and depreciation and interest expense. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning
      EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles or as an indicator of the Company's operating performance or liquidity.
(3) Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets.




                                                                              December 31,
                                                 -----------------------------------------------------------------------
                                                                                                              Pro forma
                                                     1994       1995        1996        1997        1998        1998
                                                     ----       ----        ----        ----        ----        ----
                                                                         (dollars in thousands)
Balance Sheet Data:
Working capital (deficiency)....................    $1,197   $  (916)    $  2,279   $   2,610    $   (723)   $   (723)
Property, plant and equipment, net..............     7,255     36,405      73,648     221,259     228,436     228,436
Total assets....................................     9,575     40,065      83,072     251,069     267,142     267,142
Total debt(1)...................................       186      9,612      38,766     161,543     231,020     184,637
Stockholders' equity............................    $8,645   $ 24,496    $ 35,154   $  72,140    $ 20,992    $ 67,375

-----------
(1) Consists of long-term debt, including current maturities of long-term debt, and excluding production payment liabilities of $288,000, $937,000, $743,000 and $633,000 as of December 31, 1995, 1996, 1997 and
         1998, respectively.



     The following table sets forth unaudited summary finacial results on a quarterly basis for the two most recent years.

                                                                1998
                                            ----------------------------------------------
                                             First       Second        Third      Fourth
                                            ----------------------------------------------
(In thousands, except per share data)
Revenues..................................   $ 12,753   $ 13,261      $ 13,580   $11,806
Depreciation, depletion and amortization..      3,875      4,941         4,805     8,136
Write-down of oil and gas properties......        -          -             -      42,745
Net Operating Profit (Loss)...............      1,295      1,260           973   (46,490)
Net Loss..................................     (1,747)    (1,915)       (2,272)  (41,146)
Loss per common share, basic..............   $  (0.09)  $  (0.10)     $  (0.12)  $ (1.96)
Loss per common share, diluted............   $  (0.09)  $  (0.10)     $  (0.12)  $ (1.96)

                                                                1997
                                            ----------------------------------------------
                                             First       Second        Third      Fourth
                                            ----------------------------------------------
Revenues..................................   $ 10,339   $  9,872      $ 13,389   $15,234
Depreciation, depletion and amortization..      1,081      3,379         4,147     3,756
Net Operating Profit......................      1,428      2,039         3,298     2,882
Net Income (Loss) before
  extraordinary item......................        250       (974)         (509)     (872)
Net Income (Loss).........................        250     (2,358)         (509)     (872)
Income (Loss) per common share, basic
     Before extraordinary loss............   $   0.00   $  (0.09)     $  (0.05)  $ (0.06)
     Extraordinary loss...................        -        (0.10)          -         -
     After extraordinary loss.............       0.00      (0.19)        (0.05)    (0.06)
Income (Loss) per common share, diluted
     Before extraordinary loss............   $   0.00   $  (0.09)     $  (0.05)  $ (0.06)
     Extraordinary loss...................        -        (0.10)          -         -
     After extraordinary loss.............       0.00      (0.19)        (0.05)    (0.06)


     Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

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

     During 1996, management implemented a business strategy that emphasized acquisition of long-lived, Proved Reserves with significant exploitation and development opportunities that management considered to have a lower risk profile than the Company's historic projects. Prior to 1996 and under prior management, the Company was primarily focused on developing and selling higher risk, non-operated exploratory and development projects and did not focus on acquisitions. In order to improve the economics of acquisitions, the Company emphasizes strict cost control in all aspects of its business and seeks to operate its properties wherever possible. The Company also participates, to a lesser extent, in selected exploration projects on a controlled risk basis.

     As a part of the Company's new strategy, in June 1996 the Company acquired the Panoma Properties for a net purchase price of $34.7 million from Burlington, which included interests in 520 gas wells in the Texas Panhandle and western Oklahoma and an associated 427 mile gas gathering system. The Company assumed operations of approximately 90% of the wells and of the gathering system and began planning for increased density development drilling on the Panoma Properties.

     In January 1997 the Company purchased for $2.5 million a 50% interest in a gas processing plant, the McLean Gas Plant, which currently processes 100% of the gas produced from the Panoma Properties. The Company receives 100% of the net profits of the plant until it recoups its investment, after which time the Company will receive 50% of the net profits. At January 31, 1999, the Company had recouped approximately 54% of its $2.5 million investment. Management believes that the acquisition of the McLean Gas Plant allows the Company to capture a significant portion of the profits generated from processing the gas produced at the Panoma Properties that would otherwise go to third party processors.

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

     On April 29, 1997 the Company received and accepted two new loan commitments from Bankers Trust Company, as Agent, and other banks for senior credit facilities for the Company and several of its subsidiaries. The two new senior credit facilities were structured as the $130.0 million Credit Facility with a term of five years and a $60.0 million one year senior subordinated bridge facility (the "Term Loan Facility") convertible into a five year term loan. The new credit facilities were conditioned, among other things, upon the closing of the Permian Basin Acquisition, which took place on April 30, 1997. The Credit Facility provided the Company the flexibility of choosing a range of either "LIBOR" or "Prime" based interest rate options. This Credit Facility replaced the Company's previously existing $100.0 million revolving credit facility.

     On May 29, 1997, the Company placed, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. The Notes have a 10% coupon, with interest payable on June 1 and December 1, commencing on December 1, 1997. Except for Bluebird Energy, Inc. there is no restriction on the ability of any consolidated or unconsolidated subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's outstanding bridge loan facility in the principal amount of $60 million with the remaining proceeds used to repay a substantial portion of the Company's outstanding revolving credit facility. At that time, the maximum commitment under the revolving credit facility was reduced from $130 million to $75 million, with a borrowing base of $60 million. The credit facility was amended as of September 30, 1997, to increase the maximum commitment from $75 million to $125 million, increase the borrowing base by $5 million to $65 million, and modify the interest expense coverage ratio test.

     On December 18, 1997, the Company acquired a thirty percent (30%) membership interest in NGTS, LLC., a newly formed wholly-owned subsidiary of Natural Gas Transmission Services, Inc., a natural gas marketing and trading company. NGTS, LLC assumed all of the parent company's operations as of December 1, 1997. The Company, as of December 1, 1997, dedicated its natural gas production to NGTS, LLC for marketing. The Company's $4.35 million acquisition was completed for a combination of cash ($2.35 million) and promissory notes ($2.0 million) that had equity "put" features. The Company retired the promissory notes with cash on January 31, 1999.

     On January 28, 1998, the Company commenced a cash purchase offer for Units of TEL Offshore Trust. Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company purchased 1,745,353 Units pursuant to the tender offer and, together with the Units it previously owned, became the owner of approximately 40% of the total number of Units outstanding for an aggregate of $10.4 million.

     On December 31, 1998, the Company through its newly formed 100% owned subsidiary, Bluebird Energy, Inc. acquired from Spirit 76 natural gas reserves and associated assets in producing fields located in Oklahoma and Texas currently producing about 12 million cubic feet of natural gas equivalent per day. The net purchase price was approximately $25 million after certain purchase price adjustments, including preferential rights exercised by third parties and other customary adjustments. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust. Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in the determining compliance with certain financial covenants under the Company's credit agreements. To finance the Spirit 76 Acquisition, Bluebird borrowed $26 million under a bridge loan facility with banks. The maturity date of the bridge loan facility, as amended, is April 15, 1999. The loan is non-recourse to the Company. Bluebird has secured a commitment for permanent financing from a bank providing for a revolving credit facility of $75 million with an initial borrowing base of $30 million, due three years from the date of closing (anticipated to be April 15, 1999) with interest rates for both "LIBOR" and "Base Rate" (Prime).

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from Proved Reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. Due primarily to the severe decline in world crude oil and natural gas prices experienced in 1998, the Company recognized a non-cash impairment of oil and gas properties of $42.7 million at December 31, 1998 pursuant to the ceiling limitation required by the full cost method of accounting, using certain improvements in pricing experienced after the end of the period. Without the benefit of improvements in pricing subsequent to December 31, 1998, the Company would have incurred an impairment of $81.2 million.

Results of Operations For the Years Ended 1998 and 1997

     As discussed above, the Company acquired the Permian Basin Properties in April 1997, and its interest in TEL in March 1998. Unless otherwise stated, the increases in the 1998 period over the 1997 period were substantially a result of these acquisitions and the increases in daily oil and gas production associated with the Company's successful drilling operations.

     Oil and gas sales were $43.6 million in 1998, a 26% increase over sales of $34.6 million in 1997. In 1998, the Company sold 1,140,762 Bbl of oil, a 55% increase, and 14,119 MMcf of gas, a 47% increase over the prior year. The price received for oil was $12.67 per Bbl and for gas was $2.02 per Mcf in 1998, representing a 28% decrease in oil price from $17.70 per Bbl in 1997 and a 10% decrease in gas price from $2.24 per Mcf in 1997. Oil and gas production lifting costs increased 81% to $14.3 million in 1998 from $7.9 million in 1997. The gross operating margin from oil and gas production was $22.9 million in 1998, a 5% increase over the gross operating margin of $21.8 million in 1997. On an equivalent unit basis, the gross margin was $1.06 per Mcfe in 1998 versus $1.55 in 1997, a 32% decrease. The sales price per Mcfe was $2.05 in 1998 versus $2.46 in 1997, a 17% decrease. Production lifting costs increased 21% to $0.68 per Mcfe in 1998 from $0.56 per Mcfe in 1997. Production tax and other costs decreased 11% to $0.31 per Mcfe in 1998 from $0.35 per Mcfe in 1997. Total equivalent units sold increased 49% to 21 Bcfe in 1998 from 14 Bcfe in 1997.

     Gas gathering, marketing, and processing revenues were $7.0 million in the 1998 period, a 32% decrease from revenues of $10.3 million in 1997. Gross operating margin was $1.2 million in 1998 versus $2.4 million in 1997, a 50% decrease. Total gathering system throughput increased 1% to 20.8 MMcf per day in 1998 compared with 20.5 MMcf per day in 1997. Gas plant processing throughput was 15.7 MMcf per day in 1998 versus 14.9 MMcf per day. Gross operating margin from gathering operations was $0.11 per Mcf of throughput in 1998 versus $0.22 per Mcf in 1997, a 48% decrease. The gross operating margin from gas processing was $0.07 per Mcf of throughput in 1998 versus $0.20 per Mcf in 1997, a 67% decrease.

     Revenues from oil field services and international sales were $881 thousand in 1998, a 78% decrease from revenues of $4.0 million in 1997, principally due to a decrease in sales in Hunter Butcher International, L.L.C. ("Hunter Butcher") in the amount of $3.1 million. Operating costs were $467 thousand in 1998, a $3.3 million decrease over 1997, also principally due to Hunter Butcher. The gross operating margin from these activities was $414,000 in 1998 versus $223,000 in the 1997 period.

     Depreciation and depletion expense increased 76% to $21.8 million in 1998 from $12.4 million in 1997 due to the acquisitions and to loss of reserves as a result of year-end prices. Depletion expense on oil and gas production in 1998 was $20.9 million, or $1.00 per Mcfe, in 1998 versus $11.6 million, or $0.82 per Mcfe in 1997. The Company wrote-down the value of its oil and gas full cost pool by $42.7 million in 1998 versus none in 1997. This write-down was the result of the low oil and gas prices experienced by all producers in December 1998. While this write-down is not recoverable if prices increase, it should have the effect of lowering the Company's future depletion rates. Without the benefit of improvements in pricing subsequent to December 31, 1998, the Company would have incurred an impairment of $81.2 million. General and administrative expense increased 26% to $3.0 million in 1998 from $2.4 million in 1997, due to increased staffing and other costs as a result of the acquisitions, increased activity levels of the Company and the provision for doubtful accounts on a note receivable.

     Operating profit decreased $52.6 million to a loss of $43.0 million in 1998 versus a profit of $9.6 million in 1997. Equity in earnings of affiliate, net of income tax, was a loss of $116,000 in 1998 versus a profit of $6,000 reported in 1997. Other income decreased 25% to $572,000 in 1998 versus $762,000 in 1997 due to gain on sale of marketable securities in 1997 which did not occur in 1998. Interest expense increased to $18.2 million in 1998 from $13.8 million in 1997, an increase of 32%, due to increased levels of borrowing under the Company's revolving credit lines and the Notes. The Company incurred a net loss before income tax and minority interest of $60.7 million in 1998, versus a net loss of $3.4 million in 1997, principally due to the write-down of oil and gas reserves, lower oil and gas prices and higher interest expense. The Company provided for a deferred income tax benefit of $13.7 million on this loss in 1998 versus a deferred income tax benefit of $1.3 million in 1997. After recording a $37,000 minority interest loss in Hunter Butcher, the Company reported a net loss in 1998 before extraordinary item of $47.1 million, or $2.26 per common share, versus a minority interest loss of $19,000 and a net loss before extraordinary item of $2.1 million, or $0.21 per common share in 1997.

     The Company realized an extraordinary loss of $1.4 million ($0.09 per common share) as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt in 1997 and none in 1998. The net loss in 1997, after the extraordinary charge, applicable to common shareholders was $4.4 million ($0.30 per common share) in 1997 compared to a net loss of $48.0 million ($2.26 per common share) in 1998. The Company accrued $875,000 in dividends on its preferred stock in both years 1998 and 1997.

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

     Oil and gas sales were $34.6 million in 1997, a 237% increase over sales of $10.2 million in 1996. In 1997, the Company sold 737,289 Bbl of oil, a 286% increase, and 9,614 MMcf of gas, a 259% increase over the prior year. The price received for oil was $17.70 per Bbl and for gas was $2.24 per Mcf in 1997, representing a 13% decrease in oil price from $20.46 per Bbl in 1996 and a 5% decrease in gas price from $2.37 per Mcf in 1996. Oil and gas production costs increased 192% to $12.8 million in 1997 from $4.4 million in 1996. The gross operating margin from oil and gas production was $21.8 million in 1997, a 271% increase over the gross operating margin of $5.9 million in 1996, principally due to the volume increase of oil and gas sold. On an equivalent unit basis, the gross margin was $1.55 per Mcfe in 1997 versus $1.53 in 1996, a 1% increase.

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

     Depreciation and depletion expense increased 319% to $12.4 million in 1997 from $3.0 million in 1996 due to the acquisitions. Depletion expense on oil and gas production in 1997 was $11.6 million, or $0.82 per Mcfe, in 1997 versus $2.6 million, or $0.70 per Mcfe, in 1996. General and administrative expense increased 92% to $2.4 million in 1997 from $1.2 million in 1996, due to increased staffing and other costs as a result of the acquisitions and increased activity levels of the Company.

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

     The Company realized an extraordinary loss of $1.4 million ($0.09 per common share) as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Standards ("SFAS") No. 4, from the early extinguishment of bank debt. The early extinguishment was a result of the Notes financing and new amended revolving credit agreements with banks arranged to repay the Company's previous credit facility in conjunction with the purchase of the Permian Basin Properties from Burlington. The net loss in 1997, after the extraordinary charge, applicable to common shareholders was $4.4 million ($0.30 per common share) compared to net income of $103,000 ($.01 per common share) in 1996. The Company accrued $875,000 in dividends on its preferred stock in 1997 versus $406,000 in 1996.

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

     On May 29, 1997 the Company sold, through a Rule 144A private placement offering, $140.0 million aggregate principal amount of Notes. Net proceeds from the sale of the Notes were used to completely repay the Company's Term Loan Facility in the principal amount of $60.0 million and to repay a substantial portion of the indebtedness outstanding under the Credit Facility. The Notes bear interest at 10% per annum, with interest payable on June 1 and December 1 commencing on December 1, 1997. After paydown, the maximum commitment under the Credit Facility was reduced from $130.0 million to $75.0 million, with a Borrowing Base of $60.0 million. The Credit Facility was amended effective
September 30, 1997 to increase the maximum commitment from $75.0 million to $125.0 million, increase the Borrowing Base by $5.0 million to $65.0 million and modify the Consolidated EBITDA to Interest Expense ratio. In July 1998, the Credit Facility was enhanced by extending the term of the facility from four to five years, improving the tests concerning certain financial covenants which the Company must meet, and lowering interest rate spreads by 1/4 percent. In December 1998, the Credit Facility was amended to allow for a temporary increase of the borrowing base to $70 million in anticipation of the sale of preferred stock described below. With these adjustments, total long-term debt under the Credit Facility at December 31, 1998 was $65 million, leaving

     $5 million available to draw at such time, prior to the next borrowing base redetermination. At December 31, 1998, the Company had $4.9 million in cash and cash equivalents a working capital deficiency of $723 thousand, in addition to the funds available under the Credit Facility.

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

     In September 1998, the Company announced a stock repurchase program of up to one million shares at a cost not to exceed $4 million. At December 31, 1998, the Company had repurchased 625,600 shares for $1.9 million. In February 1999, the program was revised to remove the share limitation discussed above.

     In December 1998, the Company's 100% owned subsidiary, Bluebird Energy, Inc., acquired for approximately $25 million, certain natural gas reserves and related assets from Spirit 76. Additionally, the Company capitalized Bluebird with 1,840,271 units of TEL Offshore Trust. To finance the Spirit 76 Acquisition, Bluebird borrowed $26 million under a bridge loan facility with banks. The maturity date of the bridge loan facility, as amended, is April 15, 1999, and is non-recourse to the Company. Bluebird has secured a commitment for permanent financing from a bank providing for a revolving credit facility of $75 million with an initial borrowing base of $30 million, due three years from the date of closing (anticipated to be April 15, 1999) with interest rates for both "LIBOR" and "Base Rate" (Prime).

     In December 1998, the Company announced a letter of intent for a strategic alliance with another company, to include the purchase by this company of $50 million of the Company's Convertible Preferred Stock. In February 1999 this transaction was consummated. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the Preferred Stock will be payable in cash beginning August of 1999 at the rate of 8% per annum and will be cumulative. The net proceeds received from the sale of Preferred Stock, $46.4 million, was used to repay senior bank indebtedness.

     For 1998, the Company had a net increase in cash of $1.8 million. The Company's operating activities provided net cash of $13.7 million, principally from operating income before depreciation, depletion, write-down of oil and gas properties and deferred tax benefit, as well as a reduction in accounts receivable and an increase in accounts payable. The Company used $75.4 million in investing activities for additions to property and equipment and other investments. Cash flow from financing activities were $63.5 million, consisting of proceeds from issuance of long-term debt of $80 million, the payment of principal on long and short-term debt of $13.3 million, the purchase of treasury stock for $1.9 million and other uses, including the payment of $875 thousand in dividends on preferred stock.

     For 1997, the Company had a net increase in cash of $1.3 million. The Company's operating activities provided net cash of $5.7 million, principally from operating income before depreciation, depletion, and deferred taxes, reduced by a net increase in accounts receivable over accounts payable. The Company used $168.3 million in investing activities, principally for additions to property and equipment of $160.1 million. Financing activities provided $164.0 million of cash, principally from the aggregate proceeds from the issuance of long-term debt of $352.5 million, less principal payments of $229.9 million on this debt, as well as proceeds from issuance of common stock of $41.7 million and proceeds from short-term notes payable of $2.7 million. The Company also paid $678,000 in dividends on preferred stock.

     For 1996, the Company had a net increase in cash of $143,000. The Company's operating activities provided net cash of $3.0 million, principally from operating income before depreciation, depletion and deferred taxes, reduced by a net increase in accounts receivable over accounts payable. The Company used $41.5 million in investing activities, principally for additions to property and equipment of $41.5 million, as well as increases in deposits and other assets. Financing activities provided $38.6 million of cash, principally from the aggregate proceeds from the issuance of long-term debt of $56.5 million and production payments of $750,000, less the combined payments on such debt and production payments totaling $27.5 million, as well as proceeds from the issuance of preferred stock of $9.8 million. The Company also paid $295,000 to redeem a portion of the outstanding Series C Preferred Stock and $438,000 to pay dividends on preferred stock.

Capital Requirements

     For fiscal 1999 the Company has budgeted approximately $10 million for development and exploration activities, including $9 million budgeted for development projects on the Permian Basin, Panoma Properties and Walker County and $1 million budgeted for exploration projects. While the Company has not yet developed a budget for fiscal 2000, the reserve report includes capital expenditures of approximately $12.7 million on development activities. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. Due to the recent decline in oil and gas prices, the Company may redirect some of its budgeted funds or it may defer certain projects until a later date. As a result, actual capital expenditures may vary significantly from current expectations.

     In connection with the acquisition of 30% of the outstanding common member's equity of NGTS, the Company was obligated to pay a note of $2.0 million to current and former shareholders of NGTS. The loan repayment was originally at the Company's option payable in common stock or cash at December 31, 1998. The repayment date was amended to February 1, 1999 and was paid on such date by the Company with cash.

     During February 1999, the Company closed its sale of Convertible Preferred Stock realizing net proceeds of approximately $46.4 million, which were principally used to repay senior bank indebtedness.

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $42 million after the sale of Convertible Preferred Stock in February 1999) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future. The Credit Facility contains several financial loan covenants, one of which in particular, the EBITDA to interest ratio, is very sensitive to oil and natural gas price levels. While the Company is in compliance with this covenant at December 31, 1998, a continuation of low product prices in the future might jeopardize this ratio. The Company has been considering several alternatives to reduce this risk, including the acquisition or drilling of higher cash flow producing properties (shorter reserve life) to somewhat offset its long lived reserve base or monetizing certain non-strategic assets.

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

Inflation and Changes in Prices

     During 1996, the Company experienced some inflation in oil and gas prices with moderate increases in property acquisition and development costs. During 1997, the Company received significantly lower (13%) oil prices and slightly lower (1%) gas prices for the natural resources produced from its properties. In 1998, the Company experienced a further erosion of prices of 28% for oil and 10% gas. Due to the severity of the decline in prices, the Company experienced a loss from the write-down of its full cost pool. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next 12 months. Subsequent to year end 1998, oil prices rose while gas prices declined slightly.

     The Company  markets  oil and gas for its own  account,  which  exposes the
Company to the attendant commodities risk. A substantial portion of the Company's gas production is currently sold to NGTS, LLC or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

Hedging Activity

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At December 31, 1998, the Company had the following open contracts:

         Type              Volume/Month            Duration           Avg. Price
Oil
         Collar.......            15,000 Bbl   Jan 99 - Dec 99    Floor - $15.00
                                                                  Cap -   $19.20
         Call Option..            15,000 Bbl   Jan 99 - Dec 99            $19.20
Gas
         Swap ........         100,000 MMBtu   Jan 99 - Mar 99             $2.36
         Swap.........         600,000 MMBtu   Apr 99 - Oct 99             $2.04
         Collar.......         600,000 MMBtu   Jan 99 - Mar 99    Floor -  $2.23
                                                                  Cap -    $2.68
         Call Option..         200,000 MMBtu   Jan 99 - Mar 99             $2.75

     Net gains and (losses) related to derivative transactions for the years ended December 31, 1998, 1997 and 1996 were $2,739,000, $(1,537,000) and
$(272,000), respectively. At December 31, 1998, the unrealized gain from derivative transactions was $1,198,000.

Year 2000 Compliance

     Year 2000 issues relate to the ability of computer programs or equipment to accurately calculate, store or use dates after December 31, 1999. These dates can be handled or interpreted in a number of different ways, but the most common errors are for the system to contain a two digit year which may cause the system to interpret the year 2000 as 1900 or 1980, and the system will not recognize the year 2000 as a leap year. Errors such as these can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In response to the Year 2000 issues, the Company has developed a strategic plan divided into the following phases: inventory, product compliance based on vendor representations and in-house testing, third party integration and development of a contingency plan.

     All of the Company's processing needs are handled by third party systems, none of which have been substantially modified and all of which have been purchased or upgraded within the last few years. Therefore, the Company's initial review of its in-house systems with regard to Year 2000 issues required an inventory of its systems and a review of the vendor representations. The Company has completed this initial review of its information systems, various types of equipment and non-information technology have also been reviewed, and based on vendor representations, are either compliant, will be compliant with the next forthcoming software release or are systems that are not date specific.

     The Company's non-information technology consists primarily of various oil and gas exploration and production equipment. The initial review has established that the primary non-information technology systems functions are either not date sensitive or are Year 2000 compliant based on vendor representations, and are therefore predicted to operate in customary manners when faced with Year 2000 issues. However, the Company has determined that in the event such systems are unable to address the Year 2000, employees can manually perform most, if not all, functions.

     In anticipation of Year 2000 issues, the Company is also evaluating the Year 2000 readiness status of its third party service suppliers. In addition to reviewing Year 2000 readiness statements issued by the third parties handling the Company's processing needs, to date the Company has received and is relying upon, Year 2000 readiness reports periodically issued by its financial services and electrical service providers, vendors and purchasers of the Company's oil and natural gas products. The Company is continuing to review Year 2000 readiness of third party service suppliers and based on their representations, does not currently foresee material disruptions in the Company's business as a result of Year 2000 issues. Unanticipated prolonged losses of certain services, such as electrical power, could cause material disruptions for which no economically feasible contingency plan has been developed.

     The Company is continuing to conduct in-house testing of the core systems and non-information technology, and to date either all systems tested have adequately addressed possible Year 2000 scenarios or the Company has a plan in place to remedy the deficiency. The Company expects testing to be completed during the second quarter of 1999. After the completion of its Year 2000 review and testing, the Company will further develop a contingency plan as required, including replacing or upgrading by December 31, 1999 any system incapable of addressing the Year 2000 correctly. This final step is expected to be completed during the third quarter of 1999.

     Although the effects of Year 2000 issues cannot be predicted with certainty, the Company believes that the potential impact, if any, of such events will, at most, require employees to manually complete otherwise automated tasks or calculations, other than those which might occur in a "worst case" scenario as described below, which the Company does not anticipate will occur.

     After considering Year 2000 effects on in-house operations, the company expects a minimal level of additional training would be required to perform these tasks on a manual basis due to the level of experience of its personnel and the routine nature of the tasks being performed. If, based on the results of its in-house testing, the Company should determine that certain systems are not Year 2000 compliant and it appears as though the system is not likely to be compliant within a reasonable time period, the Company will either elect to perform the task manually or will attempt to purchase a different system for that particular task and convert before December 31, 1999. The Company does not believe that either option would impact the Company's ability to continue exploration drilling, production or sales activities, although the tasks may require additional time and personnel to complete the same functions or may require incremental time and personnel during 1999 for a conversion to a new system.

     The Company's core business consists primarily of oil and gas acquisitions, development and exploration activities. The equipment that is deemed "mission critical" to the Company's activities requires external power sources such as electricity supplied by third parties. Although the Company maintains limited on-site secondary power sources such as generators, it is not economically feasible to maintain secondary power supplies for any major component of its "mission critical" equipment. Therefore, the most reasonably likely worst case Year 2000 scenario for the Company would involve a disruption of third party supplied electrical power, which would result in a substantial decrease in the Company's oil production. Such event could result in a business interruption that could materially affect the Company's operations, liquidity or capital resources.

     The Company has initiated the third party integration phase and will continue to have formal communications with its significant suppliers, business partners and key customers to determine the extent to which the Company is vulnerable to either the third parties or its own failure to correct their Year 2000 issues. The Company has been communicating with such third parties to keep them informed of the Company's internal assessment of its Year 2000 review and plans. This portion of the review and discussions with third parties is expected to be completed during the second quarter of 1999. To date, approximately three-quarters of these third parties have provided certain favorable representations as to their Year 2000 readiness and received similar representations from the Company. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems. However, after reviewing and estimating the effects of such events, the Company's contingency plan involves identifying and arranging for other vendors, purchasers and third party contractors to provide such services, if necessary, in order to maintain its normal operations.

     The Company has, and will continue to, utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

Recently Issued Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established a new model for accounting for derivatives and hedging activities. SFAS No. 133, which will be effective for the Company's fiscal year 2000, requires that all derivatives be recognized in the balance sheet as either assets or liabilities and measured at fair value. The Statement also requires that changes in fair value be reported in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the effect of the adoption of the Statement on its consolidated financial position and results of operations.

Item 7A.          Qualitative and Quantitative Disclosure About Market Risk

     Energy swap agreements. The Company engages in futures contracts with certain of its production through various contracts ("Swap Agreements"). The Company considers these contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these contracts as hedges, (i) the Company must designate the contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of the month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of these activities is to protect against decreases in price during the term of the hedge.

     The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet oil and the Inside FERC natural gas index price posting ("Index"). The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the specified Index prices for each month applied to the related contract volumes. To the extent the Index exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the Index price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the Index price exceeds the contract ceiling, the Company pays the spread between the ceiling and the Index price applied to the related contract volumes. To the extent the contract floor exceeds the Index, the Company receives the spread between the contract floor and the Index price applied to the related contract volumes.

     To the extent the Company receives the spread between the contract floor and the Index price applies to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     At March 1, 1999, the Company had the following open contracts:


             Type             Volume/Month          Duration          Avg. Price
Oil
     Collar.............        15,000 Bbl     Jan 99 - Dec 99   Floor - $15.00
                                                                 Cap -   $19.20
     Call Option........        15,000 Bbl     Jan 99 - Dec 99           $19.20
Gas
     Swap ..............       100,000 MMBtu   Jan 99 - Mar 99            $2.36
     Swap...............       600,000 MMBtu   Apr 99 - Oct 99            $2.04
     Swap...............       555,000 MMBtu       March 99               $1.796
     Collar ............       600,000 MMBtu   Jan 99 - Mar 99   Floor -  $2.23
                                                                 Cap -    $2.68
     Call Option........       200,000 MMBtu   Jan 99 - Mar 99            $2.75

     Based on future market prices at December 31, 1998, the fair value of the open contracts was $1,198,000. If future market prices were to increase 10% from those in effect at December 31, 1998, the fair value of the open contracts would be $(236,000). If future market prices were to decline 10% from those in effect at December 31, 1998, the fair value of the open contracts would be $2,682,000.

     The Company currently intends to commit no more than 75% of its production on a Bcfe basis to such arrangements at any point in time. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions.






                     [Rest of page intentionally left blank]

     Fixed and Variable Debt. The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments.


  Expected Maturity Dates
      (in thousands)          1999      2000       2001      2002      2003    2004-2006   2007      Total   Fair Value
                              ----      ----       ----      ----      ----    ---------   ----      -----   ----------
Variable Rate Debt:
Bank Debt (1)..............   $  -      $ -        $ -       $26,000   $65,000    $ -     $ -       $ 91,000   $ 91,000

Fixed Rate Debt:
Senior Notes (2)...........   $  -      $ -        $ -       $ -       $ -        $ -     $140,000  $140,000   $117,600
Other (3)..................   $2,020    $ -        $ -       $ -       $ -        $ -     $ -       $  2,020   $  2,020

------------


(1) The average interest rate on the bank debt is 7.6%. (2) The interest rate on the senior notes is a fixed 10%. (3) The average interest rate on the other notes is 8.9%.











                     [Rest of page intentionally left blank]

Item  8.  Consolidated  Financial  Statements  and  Unaudited  Supplemental
          Information


                   Index to Consolidated Financial Statements
                                                                            Page

Independent Auditors' Report.................................................F-1

Financial Statements:
  Consolidated Balance Sheets at December 31, 1998 and 1997..................F-2

  Consolidated Statements of Operations and Comprehensive Income
    for the Years Ended December 31, 1998, 1997 and 1996.....................F-3

  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1998, 1997 and 1996.............................F-4

  Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1998, 1997 and 1996...................................F-5

Notes to Consolidated Financial Statements...................................F-6

Supplemental Information (Unaudited)........................................F-26

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1998, and 1997, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and its cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP


Dallas, Texas
April 6, 1999

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                 December 31,      December 31,
                                                                                     1998              1997
                                                                                -----------------------------------
                                    ASSETS
Current Assets
     Cash and cash equivalents................................................  $    4,853           $   3,030
     Restricted cash .........................................................         459
     Accounts receivable
          Trade, net of allowance of $166 for 1998 and 1997...................       5,686              12,850
          Due from affiliates.................................................         310                  58
     Notes receivable from affiliate..........................................         747                 355
     Current portion of long-term notes receivable, net of
       allowance of $790 and $200.............................................          57                 357
     Prepaid and other........................................................       1,577               1,299
                                                                                -----------------------------------
           Total Current Assets...............................................      13,689              17,949
                                                                                -----------------------------------
Property, Plant, and Equipment
     Oil and gas properties, full cost method
           Unproved...........................................................       1,655                 517
           Proved.............................................................     296,545             227,389
     Pipelines................................................................       9,131               9,166
     Other property...........................................................       1,554                 776
                                                                                -----------------------------------
     Total Property, Plant and Equipment......................................     308,885             237,848
           Accumulated depreciation, depletion, amortization and impairment...     (80,449)            (16,589)
                                                                                -----------------------------------
     Net Property, Plant and Equipment........................................     228,436             221,259
                                                                                -----------------------------------
Other Assets
     Deposits and other assets................................................       6,644               5,863
     Investment in unconsolidated affiliate...................................       4,266               4,372
     Deferred tax asset ......................................................      13,351                 -
     Long-term notes receivable, net of imputed interest......................         756               1,626
                                                                                -----------------------------------
     Total Assets                                                               $  267,142           $ 251,069
                                                                                -----------------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables and accrued liabilities...................................  $   11,821           $   9,235
     Dividends payable........................................................         219                 219
     Suspended revenue payable................................................         359               1,162
     Current maturities of long-term debt.....................................          13                  24
     Notes payable............................................................       2,000               4,699
                                                                                -----------------------------------
           Total Current Liabilities..........................................      14,412              15,339
                                                                                -----------------------------------
Long-Term Liabilities
     Long-term debt, less current maturities..................................     231,007             161,519
     Production payment liability.............................................         633                 743
     Deferred income taxes....................................................         -                 1,289
     Minority interest........................................................          98                  39
Commitments and Contingencies (Note 11)
Stockholders' Equity
     Preferred stock - $.001 par value;  10,000,000 shares  authorized,
         216,000 designated as Series A; 80,000 issued and outstanding,
         liquidation amount $0................................................         -                   -
         1,000,000 designated as 1996 Series A Convertible; 1,000,000
         issued and outstanding, liquidation amount $10,000,000...............           1                   1
     Common Stock - $.002 par value; 50,000,000 shares authorized,
         21,738,320 shares issued.............................................          43                  43
     Additional paid-in capital...............................................      80,000              80,731
     Accumulated other comprehensive income...................................      (1,429)                -
     Accumulated deficit......................................................     (55,714)             (8,634)
                                                                                -----------------------------------
                                                                                    22,901              72,141
Treasury stock, at cost
     (1,054,507 and 538,633 shares of common stock, respectively)                   (1,909)                 (1)
                                                                                -----------------------------------
Total Stockholders' Equity....................................................      20,992              72,140
                                                                                -----------------------------------
Total Liabilities and Stockholders' Equity....................................  $  267,142           $ 251,069
                                                                                -----------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-2

                 Magnum Hunter Resources, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                  (in thousands, except for per share amounts)

                                                                                                  For the Years Ended
                                                                                                      December 31,
                                                                                ----------------------------------------------------
                                                                                      1998            1997             1996
                                                                                ----------------------------------------------------
Operating Revenues:
   Oil and gas sales..........................................                  $    43,565       $    34,569       $    10,248
   Gas gathering, marketing and processing....................                        6,954            10,297             5,768
   Oil field services and international sales.................                          881             3,968               396
                                                                                ----------------------------------------------------
         Total Operating Revenues.............................                       51,400            48,834            16,412
                                                                                ----------------------------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs.......................                       14,265             7,901             4,390
   Production taxes and other costs...........................                        6,417             4,911               -
   Gas gathering, marketing and processing....................                        5,750             7,909             4,708
   Oil field services and international sales.................                          467             3,745               267
   Depreciation, depletion and amortization...................                       21,757            12,363             2,951
   Write-down of oil and gas properties ......................                       42,745               -                 -
   General and administrative.................................                        2,961             2,358             1,225
                                                                                ----------------------------------------------------
         Total Operating Costs and Expenses...................                       94,362            39,187            13,541
                                                                                ----------------------------------------------------
Operating Profit (Loss).......................................                      (42,962)            9,647             2,871

   Equity in earnings (loss) of affiliate, net of income tax..                         (116)                6               -
   Other income...............................................                          572               762               344
   Interest expense...........................................                      (18,207)          (13,788)           (2,394)
                                                                                ----------------------------------------------------
Net Income (Loss) before income tax and minority interest.....                      (60,713)           (3,373)              821
   Benefit (Provision) for deferred income tax................                       13,670             1,284              (312)
                                                                                ----------------------------------------------------
Net Income (Loss) before minority interest....................                      (47,043)           (2,089)              509
   Minority interest in subsidiary earnings (loss)............                          (37)              (19)              -
                                                                                ----------------------------------------------------
Net Income (Loss) Before Extraordinary Loss...................                      (47,080)           (2,108)              509

Extraordinary Loss From Early Extinguishment of Debt, net of
tax benefit of $848...........................................                          -              (1,384)              -
                                                                                ----------------------------------------------------
Net Income (Loss).............................................                      (47,080)           (3,492)              509
   Dividends Applicable to Preferred Stock....................                         (875)             (875)             (406)
                                                                                ----------------------------------------------------
Income (Loss) Applicable to Common Shares.....................                  $   (47,955)      $    (4,367)      $       103
                                                                                ----------------------------------------------------
Net Income (Loss)                                                               $   (47,080)      $    (3,492)      $       509
Other Comprehensive Income, net of tax
   Sale of Investment Shares..................................                          -                 (51)              (57)
   Unrealized Gain (Loss) on Investments......................                       (1,429)              -                  51
                                                                                ----------------------------------------------------
Comprehensive Income (Loss)                                                     $   (48,509)      $    (3,543)      $       503
                                                                                ----------------------------------------------------
Income (Loss) per Common Share - Basic
   Before Extraordinary Loss..................................                  $     (2.26)      $     (0.21)      $      0.01
   Extraordinary Loss.........................................                          -               (0.09)              -
                                                                                ----------------------------------------------------
   After Extraordinary Loss...................................                  $     (2.26)      $     (0.30)      $      0.01
                                                                                ----------------------------------------------------
Income (Loss) per Common Share - Diluted
   Before Extraordinary Loss..................................                  $     (2.26)      $     (0.21)      $      0.01
   Extraordinary Loss.........................................                          -               (0.09)              -
                                                                                ----------------------------------------------------
   After Extraordinary Loss...................................                  $     (2.26)      $     (0.30)      $      0.01
                                                                                ----------------------------------------------------
Common Shares Used in Per Share Calculation
   Basic .....................................................                   21,189,516        14,535,805        12,485,893
                                                                                ----------------------------------------------------
   Diluted ...................................................                   21,189,516        14,535,805        12,561,760
                                                                                ----------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
             For the Periods Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)


                                                       Preferred Stock             Common Stock           Treasury Stock
                                                       Shares   Amount          Shares       Amount     Shares         Amount
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1995.......................     767,050  $  1           11,598,183   $   23          -       $     -

  Conversion of preferred stock to common stock...     (658,934)   (1)           1,821,638        4
   preferred stock.................................     (28,116)    -
  Issuance of 1996 Series A convertible preferred
      stock, net of offering costs.................   1,000,000     1
  Shares issued as collateral, returned and held as
      treasury stock...............................                                610,170        1     (610,170)         (1)
  Exercise of employees' common stock options......                                                       12,258
  Issuance of common stock to acquire oil and gas
    properties.....................................                                188,410        1       51,300
  Sale of investment shares........................
  Dividends declared on preferred stock............                                 34,421        -        2,117
  Net income from operations.......................
  Unrealized gain on investments...................
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1996.......................   1,080,000  $  1           14,252,822   $   29     (544,495)    $    (1)

  Common stock contributed to 401(k) plan..........                                                       13,556           -
  Exercise of employees' common stock options......                                 89,242        -
  Issuance of common stock for services............                                                        1,000           -
  Issuance of warrants for services................
  Issuance and costs from exercise of warrants.....                                896,256        2      100,000           -
  Issuance of common stock to acquire oil and gas
        properties.................................                                                       16,306           -
  Issuance of common stock, net of offering costs..                              6,500,000       12
  Return of common stock held as collateral to
      treasury.....................................                                                     (125,000)          -
  Costs associated with issuance of preferred stock
  Dividends declared on preferred stock............
  Net loss from operations.........................
  Unrealized (loss) on investments.................
                                                   ---------------------------------------------------------------------------------

Balance at December 31, 1997 ......................   1,080,000  $  1           21,738,320   $   43     (538,633)    $    (1)
  Common Stock contributed to 401(k) plan .........                                                       12,813           -
  Exercise of employees' common stock options .....                                                       96,913           -
  Purchase of treasury stock ......................                                                     (625,600)     (1,908)
  Dividends declared on preferred stock ...........
  Net loss from operations ........................
  Unrealized (loss) on investment .................
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998.......................   1,080,000  $  1           21,738,320   $   43   (1,054,507)    $(1,909)

                                                   ---------------------------------------------------------------------------------
                                                       Additional               Accumulated Other
                                                        Paid-In                   Comprehensive         Accumulated
                                                        Capital                       Income              Deficit
                                                   ---------------------------------------------------------------------------------

Balance at December 31, 1995.......................   $   29,660                    $     57             $   (5,245)

  Conversion of preferred stock to common stock...            (3)
  Redemption of 28,116 shares of Series C
   preferred stock.................................         (294)
  Issuance of 1996 Series A convertible preferred
      stock, net of offering costs.................        9,785
  Shares issued as collateral, returned and held as
      treasury stock...............................           (1)
  Exercise of employees' common stock options......            9
  Issuance of common stock to acquire oil and gas
    properties.....................................          938
  Sale of investment shares........................                                      (57)
  Dividends declared on preferred stock............          122                                               (406)
  Net income from operations.......................                                                             509
  Unrealized gain on investments...................                                       51
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1996.......................    $  40,216                    $     51             $   (5,142)

  Common stock contributed to 401(k) plan..........           59
  Exercise of employees' common stock options......          269
  Issuance of common stock for services............            4
  Issuance of warrants for services................           34
  Issuance and costs from exercise of warrants.....        5,277
  Issuance of common stock to acquire oil and gas
        properties.................................           90
  Issuance of common stock, net of offering costs..       36,161
  Return of common stock held as collateral to
      treasury.....................................
  Costs associated with issuance of preferred stock         (505)
  Dividends declared on preferred stock............         (875)
  Net loss from operations.........................                                                          (3,492)
  Unrealized (loss) on investments.................                                      (51)
                                                   ---------------------------------------------------------------------------------

Balance at December 31, 1997 ......................    $  80,731                    $      -             $   (8,634)

  Common Stock contributed to 401(k) plan .........           66
  Exercise of employees' common stock options .....           78
  Purchase of treasury stock ......................
  Dividends declared on preferred stock ...........         (875)
  Net loss from operations ........................                                                         (47,080)
  Unrealized (loss) on investment .................                                   (1,429)
                                                   ---------------------------------------------------------------------------------

Balance at December 31, 1998.......................    $  80,000                    $ (1,429)            $  (55,714)
                                                   ---------------------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                              For the Years Ended
                                                                                                 December 31,
                                                                                ----------------------------------------------------
                                                                                       1998              1997             1996
                                                                                ----------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)..........................................................    $  (47,080)        $   (3,492)       $    509
   Adjustments to reconcile net income (loss) to cash provided by
   (used for) operating activities:
      Extraordinary loss......................................................           -                1,384             -
      Depreciation, depletion and amortization................................        21,757             12,363           2,951
      Write-down of oil and gas properties ...................................        42,745                -               -
      Amortization of financing fees..........................................           793                508             -
      Increase in reserve for doubtful accounts...............................           591                322             -
      Deferred income taxes...................................................       (13,670)            (1,284)            312
      Equity in unconsolidated affiliate......................................           116                 (6)            -
      Minority interest.......................................................            37                 19             -
      (Gain) Loss on sale of assets...........................................            52               (386)           (143)
      Other...................................................................           (83)                93              32
      Changes in certain assets and liabilities
         Accounts and notes receivable........................................         6,859             (8,295)         (3,250)
         Other current assets.................................................          (278)            (1,247)            (30)
         Accounts payable and accrued liabilities.............................         1,849              5,673           2,647
                                                                                ----------------------------------------------------

   Net Cash Provided By Operating Activities..................................        13,688              5,652           3,028
                                                                                ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets...............................................           359                593             318
   Additions to property and equipment........................................       (70,187)          (160,059)        (41,471)
   Increase in deposits and other assets......................................        (3,878)            (6,159)           (527)
   Loan made for promissory note receivable...................................        (1,691)              (237)            (58)
   Payments received on promissory note receivable ...........................            28                256             277
   Other long-term investments................................................           -                 (361)            -
   Investment in unconsolidated affiliate.....................................           -               (2,362)            -
                                                                                ----------------------------------------------------

   Net Cash Used In Investing Activities......................................       (75,369)          (168,329)        (41,461)
                                                                                ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment........        80,000            352,500          57,262
   Fees paid related to financing activities..................................           -               (1,800)            -
   Proceeds from short-term notes payable.....................................           -                2,699             -
   Payments of principal on long-term debt and production payment.............       (10,633)          (229,917)        (27,459)
   Payment of short-term notes payable .......................................        (2,699)               -               -
   Payments of other liabilities..............................................           -                  -              (290)
   Payment of fees on issuance of preferred stock.............................           -                 (505)            -
   Proceeds from issuance of common and preferred stock,
      net of offering costs...................................................            78             41,721           9,796
   Redemption of preferred stock..............................................           -                  -              (295)
   Purchase of treasury stock ................................................        (1,908)               -               -
   (Decrease) in segregated funds for payment of notes payable ...............          (459)               -               -
   Dividends paid.............................................................          (875)              (678)           (438)
                                                                                ----------------------------------------------------

   Net Cash Provided By Financing Activities..................................        63,504            164,020          38,576
                                                                                ----------------------------------------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS.....................................         1,823              1,343             143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................         3,030              1,687           1,544
                                                                                ----------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................  $      4,853         $    3,030        $  1,687
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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

     Magnum Hunter Resources, Inc. (the "Company"), is incorporated under the laws of the state of Nevada. The Company is engaged in the acquisition, operation and development of oil and gas properties, the gathering, processing transmission, and marketing of natural gas and natural gas liquids and providing management and advisory consulting services on oil and gas properties for third parties. In conjunction with the above activities, the Company owns and operates oil and gas properties in six states, predominantly in the Southwest region of the United States. In addition, the Company owns and operates two gathering systems located in Texas and Oklahoma and owns an interest in a natural gas processing plant located in Texas.

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its existing wholly-owned subsidiaries, Bluebird Energy, Inc. ("Bluebird"), Gruy Petroleum Management Company, Hunter Gas Gathering, Inc., Inesco Corporation, Magnum Hunter Production, Inc., Midland Hunter Petroleum Limited Liability Company, SPL Gas Marketing, Inc. and its 51% owned subsidiary, Hunter Butcher International Limited Liability Company. The Company consolidated on a pro rata basis its 40% ownership of TEL Offshore Trust. The Company accounts for its investment in NGTS, Inc. under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird and inconsequential subsidiaries), and the Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined  that such  information  is not  material  to  investors.  Except for
Bluebird, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

     Bluebird was formed in December 1998, for the purpose of acquiring certain assets of Spirit 76 (see "Acquisitions"). As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust.
Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash deposits in excess of federally insured limits.

Restricted Cash

     Restricted cash at December 31, 1998 is the cash balance of Bluebird. Cash funds of Bluebird are not permitted to be commingled with the Company or its other subsidiaries or affiliates. There was no restricted cash at December 31, 1997.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Investments

     The Company follows accounting procedures according to Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the equity securities held by the Company that have readily determinable fair values are classified as current or non-current assets, available-for-sale and are measured at fair value. Unrealized gains and losses for these investments are reported as comprehensive income and included as a separate component of stockholders' equity.

     At December 31, 1997, the Company had no securities available for sale and no gross unrealized gains reported in equity. During 1997, securities were sold for gross proceeds of $483,500 and the Company realized a gain of $330,000.

     At December 31, 1998, the Company's available for sale securities were classified as non-current assets and included in deposits and other assets. The securities had an amortized cost basis of $2,954,000, gross unrealized loss reported in other comprehensive income of $2,304,000 ($1,429,000 net of income tax benefit) and a fair market value of $650,000.

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

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Cost directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. The Company's unproved properties excluded from the amortization base were $1,655,000 and $517,000 at December 31, 1998 and 1997, respectively.

     The net capitalized costs are subject to a "ceiling test," which generally limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions. At December 31, 1998, the Company wrote down the costs of its oil and gas properties by $42,745,000, pursuant to the ceiling limitation, using certain improvements in pricing experienced after year end. The effect of this write-down is a non-cash charge to earnings of $42,745,000 and an increase in accumulated depreciation, depletion, amortization and impairment for the same amount. Without the benefit of improvements in pricing after December 31, 1998, the Company would have incurred an impairment of $81,154,000.

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

Income Taxes

     The Company files a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had an unrealized loss on investments of $1,429,000 (net of income tax benefit of $876,000) at December 31, 1998, resulting in a comprehensive loss for the year ended December 31, 1998, of $48,509,000.

     For the year ended December 31, 1997, the Company recognized gains from sale of investments of $330,000 in net income, and a loss from sale of investment shares of $51,000 (net of income tax benefits of $31,000) in comprehensive income, resulting in a comprehensive loss of $3,643,000.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     At December 31, 1996, the Company recognized a gain from sale of securities of $143,000 in net income, booked an unrealized gain on investments of $51,000 (net of income tax of $31,000) and realized a loss from the sale of investment shares of $57,000 (net of income tax benefit of $35,000) in comprehensive income, resulting in comprehensive income of $503,000.

Changes in Accounting Standards

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," became effective in 1998. This statement establishes standards for defining and reporting business segments. The Company has determined it has three reportable segments, (1) Exploration and Production, (2) Gas Gathering, Marketing and Processing and (3) Oil Field Services. The adoption of SFAS 131 does not affect the Company's consolidated financial position, results of operations or cash flows.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management is currently evaluating the effect of adopting SFAS 133 on the Company's consolidated financial statements.

Income or Loss Per Common Share

     Income or loss per common share is based on the weighted average number of shares of common stock outstanding. Convertible securities and warrants were anti-dilutive due to net losses for December 31, 1998 and 1997 and were not included in the calculation of income or loss per common share.

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

NOTE 2 -- ACQUISITIONS

     On June 28, 1996, the Company purchased 470 gas wells and approximately 427 miles of a gas gathering pipeline system for a net purchase price of $34.7 million. The properties are located in the Panhandle of Texas and western Oklahoma and are referred to as the "Panoma Properties." As the purchase was not completed until the end of the second quarter of 1996, the consolidated financial statements for 1996 include the operating results of the Panoma Properties for only the last six months of the year.

     In January 1997, the Company purchased a fifty percent (50%) interest in the McLean Gas Plant, the gas processing facility connected to the Company's Panoma gas gathering system for $2.5 million. Under the terms of the purchase agreement, the Company will receive 100% of the net profits of the plant until it receives the $2.5 million purchase price at which point its net profits interest will revert to fifty percent (50%), the Company's ownership position.

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

     On December 18, 1997, the Company acquired a thirty percent (30%) membership interest in NGTS, LLC, ("NGTS") a newly formed wholly-owned subsidiary of Natural Gas Transmission Services, Inc., a natural gas marketing and trading company based in Dallas, Texas. NGTS assumed all of the parent company's operations as of December 1, 1997. The Company dedicated substantially all of its natural gas production to NGTS for marketing. The Company's $4.35 million acquisition was completed with a combination of cash ($2.35 million) and promissory notes ($2.0 million), which were paid in cash on February 1, 1999.

     On January 28, 1998, the Company commenced a cash purchase offer for Units of TEL Offshore Trust. Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company purchased 1,745,353 Units pursuant to the tender offer and, together with the Units it previously owned, was the owner of approximately 40% of the total number of Units outstanding for an aggregate of $10.4 million.

     On December 31, 1998, the Company (through its wholly-owned subsidiary, Bluebird) acquired from Spirit 76 natural gas reserves and associated assets in producing fields located in Oklahoma and Texas currently producing about 16.2 million cubic feet of natural gas equivalent per day. The net purchase price was approximately $25 million after certain purchase price adjustments including preferential rights exercised by third parties and other customary adjustments.

     The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 1998 and 1997, as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:

                                                              1998                1997
                                                       ----------------------------------------
                                                                               (Unaudited)
                                                       ----------------------------------------
Revenue..............................................    $     62,588,000      $    76,547,000
Net Income (Loss) Applicable to Common Stock
  before extraordinary items.........................         (46,514,000)          (2,287,000)
Net Income (Loss) Per Common Share before
  extraordinary items Basic..........................    $          (2.20)     $          (.16)
  Diluted............................................    $          (2.20)     $          (.16)

NOTE 3 -- NOTES RECEIVABLE

     On July 28, 1995, the Company received a non-interest bearing note receivable in the amount of $223,500 in exchange for its interest in an oil and gas property. Interest at 10 percent was imputed on the note resulting in a discount of $28,366. The note provides for payments of $7,000 per month which were received timely in 1997. As of December 31, 1997, the unpaid balance, net of discount, was $27,705. This note was paid off in 1998.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On November 4, 1996, the Company received an interest bearing note due on November 1, 1999, in exchange for its interest in oil and gas properties. Interest is at the rate of 12% per annum. The note was collateralized by the oil and gas properties sold. As of December 31, 1997, the unpaid balance was $1,598,238. During 1998, the required payments under the note were not made, and the Company took possession of the properties. The Company recorded an impairment to the properties of $579,000 at the time it took possession.

     On September 30, 1997, the Company sold its investment in securities available for sale to an unrelated entity for $483,500. Prior to the sale, this entity owed the Company $92,610. The total amount owed was secured by a note payable to the Company with interest at 10% per annum and principal installments of $50,000 per month commencing November 5, 1997, with final payment due November 5, 1998. The note is collateralized by shares of an American Stock Exchange listed company and by shares of the Company held by the entity. After making the payment due November 5, 1997, the entity was unable to continue making further payments. The net carrying value of the note, at December 31, 1997 was $350,016. During 1998, the Company made further advances of $290,525 to this entity, and at December 31, 1998 an additional allowance provision of $590,525 was made. The carrying value of the note, net of allowance, at December 31, 1998 was $50,016.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     In conjunction with the acquisition of Hunter, the Company assumed a note receivable with a balance of $379,321 and $353,071 at December 31, 1998 and 1997, respectively, from an owner in an affiliated limited liability company. The note provides for interest at 10 percent and has a due date of December 31, 1999.

     Through December 31, 1998, the Company loaned the Magnum Hunter Employee Stock Ownership Plan (ESOP) a total of $878,997 (of which $756,000 is classified as long-term at December 31, 1998)for purposes of purchasing Magnum Hunter Resources Common Stock on the open market. The loan is interest free and is due December 31, 2003. The loan is secured by 291,300 shares of the Company's Common Stock.

     During 1998, the Company's Board of Directors authorized the acquisition of certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans, President and Chief Executive Officer of the Company, at Mr. Evans' cost basis in such shares of stock for purposes of a long term investment. The shares were purchased for a total of $442,019. Provided the Company does not consummate a business transaction with the publicly traded oil and gas company by the end of 1999, the Company has the right to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans. The value paid for the shares was in excess of the publicly traded value of the shares on the acquisition date by $159,481.

     During December 1998, the Company's Board of Directors authorized a loan of up to $300,000 be made available to Mr. Evans, as part of his 1998 compensation package and to exercise certain stock options. A total of $230,000 was drawn under the loan and outstanding at December 31, 1998. The loan bears interest at 10% and is due December 31, 1999. Subsequent to December 31, 1998, $65,000 was repaid on the loan.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 5 -- DEBT

     Notes Payable and Long-term debt at December 31, 1998 and 1997 consisted of the following:


                                                                                    1998               1997
                                                                             ---------------------------------------

Notes Payable:
Note payable to bank, due March 3, 1998,
  including interest at 8.25%..............................................     $        -             $  2,699,000

Note payable,  secured by stock in NGTS,  LLC.,  due February 1, 1999, interest payable at 9% quarterly
   beginning March 31, 1998................................................        2,000,000              2,000,000
                                                                             ---------------------------------------

         Total Notes Payable...............................................     $  2,000,000           $  4,699,000

                                                                             ---------------------------------------


Long-Term Debt:

Banks
Revolving promissory note, collateralized by pipeline and
  oil and gas properties, due April 30, 2003
  (effective rate of 6.81% at December 31, 1998) (1).......................     $ 65,000,000           $ 21,500,000

Note payable,  collateralized by oil and gas property and 1,840,271 units of TEL Offshore Trust, due April 15, 1999, interest at Prime + 2%
  (Effective rate of 9.75% at December 31, 1998) (2) .....................      $ 26,000,000                    -

Note payable to bank collateralized by vehicle,  payable in monthly installments of $1,031 including interest at 8.5% through
  February 1999............................................................            2,000                 13,000

Other
Senior notes, unsecured, due June 1, 2007, interest at 10% payable
  semi-annually on June 1 and December 1...................................      140,000,000            140,000,000

Notes payable,  non-interest  bearing and  uncollateralized,  payable in monthly installments of $1,000 through July 1, 2000, assumed in
  Hunter acquisition.......................................................           18,000                 30,000
                                                                             ---------------------------------------
         Total Long-Term Debt..............................................     $231,020,000           $161,543,000
                             Less Current Portion..........................           13,000                 24,000
                                                                             ---------------------------------------
                 Long-Term Debt............................................     $231,007,000           $161,519,000
                                                                             ---------------------------------------


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:

1999......................................................     $      13,000
2000......................................................             7,000
2001......................................................               -
2002......................................................        26,000,000
2003 to 2006..............................................        65,000,000
2007......................................................       140,000,000
                                                              -----------------
                                                               $ 231,020,000
                                                              =================

     (1) The revolving promissory note to the banks is a borrowing under a $125,000,000 line of credit on which there existed a borrowing base of $70,000,000 at December 31, 1998. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values. During 1998, the termination date was extended by one year to April 30, 2003. The line of credit includes covenants, the most restrictive of which requires maintenance of a current ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. The bank group must approve all dividends paid on common stock. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. At December 31, 1998, the amounts borrowed at these rates were:


LIBOR + 1.5% (total of 6.81%).............................     $  65,000,000
Base Rate (Prime) at 7.75%................................               -
                                                              -----------------
       Total..............................................     $  65,000,000
                                                              -----------------


     (2) The note payable was incurred by Bluebird Energy, Inc., the Company's wholly-owned unrestricted subsidiary, in connection with the Spirit 76
Acquisition. The maturity date of this bridge loan facility, as amended, is April 15, 1999. The bridge loan is non-recourse to the Company. Bluebird has secured a commitment for permanent financing from a bank providing for a revolving credit facility of $75 million with an initial borrowing base of $30 million, due three years from the date of closing (anticipated to be April 15, 1999) with interest at rate options for both "LIBOR" and "Base Rate" (Prime). The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values and Bluebird's interest in the TEL Offshore Trust. The line of credit includes covenants, the most restrictive of which requires maintenance of a current ratio and an interest coverage ratio, and restrictions on upstream loans, dividends and commingling of funds. Borrowings under the line of credit are non-recourse to the Company.

NOTE 6 -- PRODUCTION PAYMENT LIABILITY

     The Company has an obligation under a production payment conveyance. The conveyance provides for a royalty payment equal to 50% of the monthly net revenue proceeds received by the Company in certain oil and gas properties. The balance owed under the conveyance bears interest at 15% per annum and is non-recourse to the Company. The balance owed under this conveyance was $93,000 and $147,000 at December 31, 1998 and 1997, respectively.

     In November, 1996, the Company entered into a second production payment conveyance with the same party. The Company received a production payment amount of $750,000 and agreed to make royalty payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $540,000 and $596,000 at December 31, 1998 and 1997, respectively. The production payment bears interest at the rate of 13.5% per annum and is non-recourse to the Company.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 7 -- INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of a liability or asset, net of a valuation allowance, for the deferred tax consequences of all temporary differences between the tax bases and the reported amounts of assets and liabilities, and for the future benefit of operating loss carryforwards. The following is a reconciliation of income tax expense reported in the statement of operations:

                                                                              1998                 1997
                                                                      -----------------------------------------

Income tax expense (benefit) at statutory rates......................   $   (21,263,000)     $    (1,153,000)
State tax expense (benefit)..........................................        (1,747,000)            (133,000)
Other................................................................               -               (288,000)
Change in valuation allowance........................................         8,370,000              290,000
                                                                      -----------------------------------------

       Tax expense (benefit).........................................   $   (14,640,000)     $    (1,284,000)
                                                                      -----------------------------------------

     The tax effects of significant temporary differences and carryforwards are as follows:

                                                                                    December 31,
                                                                      ------------------------------------------
                                                                              1998                 1997
                                                                      ------------------------------------------
Property and equipment, including intangible drilling costs..........     $        -            $   (5,245,000)
                                                                      ------------------------------------------
         Total deferred tax liability................................              -                (5,245,000)
                                                                      ------------------------------------------
Allowance for doubtful accounts......................................          414,000                 191,000
Reserves.............................................................           33,000                     -
Property and equipment, including intangible drilling costs..........        8,812,000                     -
Depletion carryforwards..............................................          196,000                 196,000
Operating loss and other carryforwards...............................       12,556,000               3,859,000
                                                                      ------------------------------------------

         Total deferred tax assets...................................       22,011,000               4,246,000
                                                                      ------------------------------------------
Valuation allowance..................................................       (8,660,000)               (290,000)
                                                                      ------------------------------------------
         Net Deferred Tax Asset (Liability)..........................     $ 13,351,000          $   (1,289,000)
                                                                    ------------------------------------------

     The following deferred tax benefits were excluded from the benefit for deferred income tax in the Consolidated Statement of Operations and Comprehensive Income at December 31, 1998: Equity in Earnings of Affiliate, $71,000; Minority Interest in Subsidiary Earnings, $23,000; and Unrealized Loss on Investments, $876,000.

     The Company and its subsidiaries have net operating loss carryforwards of approximately $32,986,000 that expire, if unused, in years 1999 through 2018, and of which approximately $608,000 expire in 1999. Current tax laws and regulations relating to specified changes in ownership limit the utilization of the Company's net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred in connection with the Hunter Resources acquisition on December 31, 1995. A second change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company. Approximately $1,992,000 of the net operating losses are subject to limitation of $718,000 per year and $31,113,000 are subject to a limitation of $7,850,000 per year. In addition, the Company has depletion carryforwards of $517,000 with no expiration period. A valuation allowance reduces deferred taxes based on the criteria set forth in SFAS 109.

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

     Holders of the Series A Preferred Stock are entitled to receive dividends only to the extent that funds are available from the West Dilley Prospect. Such dividends are limited to $7.50 per share, in the aggregate. Dividend payments to Series A preferred shareholders are based on fifty percent (50%) of the net operating revenue received by the working interest owners of the West Dilley Prospect. Due to no production from the well located on this prospect, the Company shut this well in and therefore is no longer producing the property. The Series A dividends are not cumulative except for unpaid amounts due from this calculation. No dividends have been paid on the Series A preferred stock and there is no aggregate annual dividend requirement for the Series A preferred stock.

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

     Separate and apart from the Exchange Offer, two of the Company's previous officers and directors (the "Officers") set aside 125,000 shares (the "Stock") of their own common stock of the Company for a single individual (the "Individual") who owned approximately 55% of the Series B production certificates that were exchanged. The Stock was being held by an independent party to this transaction until fair market value of the Exchange Shares, when the Exchange Shares become eligible for sale pursuant to Rule 144 of the Securities Act of 1933, was determined. The Company issued 125,000 shares of its common stock to the Officers in exchange for their assignment to the Company of all of the Officers' rights, title and interest in the Stock. The Company has recorded the new shares issued at par value. The value of the exchange shares was determined in 1996, and the Company issued 5,000 shares of its common stock to the Individual. Subsequent to December 31, 1996, the 125,000 shares being held were returned to the Company and are being held as treasury stock.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On December 6, 1996, the Company entered into an agreement to issue 1,000,000 shares of new Series A preferred stock, known as the 1996 Series A Convertible Preferred Stock, in a private placement. The shares have a stated and liquidation value of $10 per share and pay a fixed annual cumulative dividend of eight and three quarters percent (8.75%) payable quarterly in arrears beginning December 31, 1996. The shares are convertible into shares of common stock at a conversion price of $5.25 per share. Beginning in December 1998, the Company has an option to exchange the stock into convertible subordinated debentures of equivalent value. The purpose of the private placement was to fund the capital cost necessary to drill certain development projects and to fund the capital costs of several West Texas waterflood projects. Proceeds from the offering were initially used to reduce the Company's existing bank indebtedness. Certain capital expenditure requirements for developmental drilling and waterflood projects were required under the agreement whereby this stock was issued. The Company has met all of these requirements. On December 23, 1996, the 1996 Series A Convertible Preferred Stock was issued, resulting in net proceeds to the Company after offering costs of $9,280,000. Dividends of $122,000, $875,000 and $875,000 were declared in 1996, 1997 and
1998, respectively.

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

     In January 1996, 60,000 warrants were issued at an exercise price of $3.375 per share and expiring in January 1999. At December 31, 1998, 45,000 of these warrants had been earned. In connection with the receipt of a production payment, in October 1996 the Company issued 25,000 warrants with an exercise price of $5.18 expiring October 1999, 25,000 warrants with an exercise price of $5.65 expiring October 2000 and 25,000 warrants with an exercise price of $6.13 expiring October 2001. No warrants were exercised in 1996. At December 31, 1996, the Company had 1,176,676 total warrants issued, including the publicly traded warrants. Additionally, in 1996, 610,170 shares of the Company's common stock that had been held as collateral were returned and held in the treasury, 12,258 shares of common stock were issued upon exercise of employees' stock options, 239,710 shares of common stock, valued at $939,000, were issued to acquire oil and gas properties, and 36,538 shares of common stock were issued as dividends on the Company's Series C Preferred Stock.

     In January 1997, 21,000 warrants were issued at a exercise price of $4.50 per share expiring January 1, 2000, in connection with services rendered by a non-employee. During June and October, 1997, 100,000 warrants and 50,000 warrants were exercised at $4.125 per share and an average of $4.25 per share, respectively, resulting in net proceeds to the Company of $625,000. In December, 1997, 37,500 warrants at an exercise price of $3.00 per share expired. At December 31, 1998 and 1997, the Company had 166,000 total warrants issued, of which 141,000 had been earned.

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

     On January 9, 1998, the Company adopted a Shareholder Rights Plan. Under the Rights Plan, the Rights initially represent the right to purchase one one-hundredth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per one one-hundredth of a share. The Rights become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of the Company's common stock. Until they become exercisable, the Rights attach to and trade with the Company's common stock. The Rights expire January 20, 2008.

     On September 8, 1998, the Company announced a stock repurchase program for up to one million shares of the Company's common stock in the open market or privately negotiated transactions, to be completed before April 30, 1999 at a value not to exceed $4 million in the aggregate. Through December 31, 1998, the Company had repurchased 625,600 shares for $1.9 million under this program. Additionally, in 1998, 12,813 shares of the Company's common stock were contributed to the 401(k) plan, and 96,913 shares were issued upon exercise of employee stock options.

       Earnings Per Share

     The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS as required by SFAS No. 128, "Earnings per Share":


                                For the Year Ended               For the Year Ended               For the Year Ended
                                 December 31, 1998                December 31, 1997                December 31, 1996
                         -----------------------------------------------------------------------------------------------------------
                                                    Per                              Per                                    Per
                             Loss       Shares     Share       Loss       Shares     Share     Income       Shares         Share
                         (Numerator) (Denominator)Amount    (Numerator) (Denominator)Amount  (Numerator) (Denominator)     Amount
                         -----------------------------------------------------------------------------------------------------------
Income (Loss) before
    extraordinary item...$(47,080,000)                     $(2,108,000)                      $  509,000
  Less: Preferred Stock
              dividends..    (875,000)                        (875,000)                        (406,000)
                         -----------------------------------------------------------------------------------------------------------
Basic EPS
Income (Loss) available
  to common stockholders. (47,955,000)  21,189,516 $(2.26)  (2,983,000)  14,535,805  $(.21)     103,000  12,485,893       $   .01
Effect of dilutive
  securities
   Warrants..............         -            -                   -            -                   -        14,943
   Options...............         -            -                   -            -                   -        60,924
   Convertible preferred
     stock                        -            -                   -            -                   -           -
Diluted EPS
Income (Loss) available to
  common stockholders and
                         -----------------------------------------------------------------------------------------------------------
   assumed conversions...$(47,955,000)  21,189,51  $(2.26) $(2,983,000)  14,535,805  $(.21)  $  103,000  12,561,760       $   .01
                         -----------------------------------------------------------------------------------------------------------

     The warrants, options, and convertible preferred stock were not included in the computation of diluted earnings per share in 1998 and 1997 since the Company incurred a loss before extraordinary items for the year and any effect would be anti-dilutive. At December 31, 1998 and 1997, the Company had outstanding 141,000 warrants at a weighted average exercise price of $4.75 per share, 2,538,000 options at a weighted average exercise price of $5.00 per share, and 1,000,000 shares of preferred stock convertible to common stock at $5.25 per share.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION

     During 1998, the Company contributed 12,813 shares valued at $66,000 to the Company's 401(k) plan. The Company acquired certain oil and gas properties in exchange for notes and accounts receivable totaling $1,903,000. The Company wrote-down the carrying costs of certain investments by $2,304,000 ($1,429,000 after income tax benefit). Interest paid in 1998 was $17,089,187.

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

NOTE 10 -- ENVIRONMENTAL ISSUES

     Being engaged in the oil and gas exploration and development business, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean-up or restoration, the liability to cure such a violation would most likely fall upon the Company. In certain acquisitions, the Company has received contractual warranties that no such violations exist, while in other acquisitions the Company has waived its rights to pursue a claim for such violations from the selling party. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any material liability which the Company may have, as it relates to any environmental clean-up, restoration or the violation of any rules or regulations relating thereto.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company has certain lease agreements for the use of office space and office equipment. The office space lease extends through November 2001 with an option to renew the lease for a three year term. The various office equipment leases extend until 2002. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements:


Year Ended December 31:
1999...............................................................   $  293,662
2000...............................................................      300,516
2001...............................................................      261,072
2002...............................................................       12,475
Thereafter.........................................................          -
                                                                     -----------
 Total Minimum Payments Required                                      $  867,725
                                                                     -----------


     Rental expense was $327,934, $218,951 and $129,169 for 1998, 1997 and 1996,
respectively.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     In December, 1997, the Company amended its Revolving Loan Agreement with certain banks to permit guarantees of NGTS, LLC's debt, not to exceed $4,000,000, and trade payables or letters of credit for the purchase of natural gas not to exceed an aggregate of $15,000,000 on behalf of NGTS, LLC. As of December 31, 1998 and 1997, there was no NGTS, LLC debt outstanding.

NOTE 12 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1998 is adequate.

     To the extent the Company receives the spread between the contract floor and the Index price applies to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 1998, the Company provided a $590,000 reserve for the carrying value of a note receivable. After establishing this reserve, management believes those market values approximate carrying values at December 31, 1998 and 1997. The market values of equity investments are based upon quoted prices (see Note 1). At December 31, 1998, the fair market value of the Company's debt was equal to its carrying value, except for the 10% Senior Notes. The fair market value of the 10% Senior Notes was $117,600,000.

NOTE 13 -- COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At December 31, 1998, the Company had the following open contracts:


         Type              Volume/Month            Duration         Avg. Price          Fair Value
Oil
  Collar..............       15,000 Bbl        Jan 99 - Dec 99    Floor - $15.00
                                                                  Cap -   $19.20        $  673,425
  Call Option.........       15,000 Bbl        Jan 99 - Dec 99            $19.20               -
Gas
  Swap ...............      100,000 MMBtu      Jan 99 - Mar 99             $2.36        $  111,000
  Swap................      600,000 MMBtu      Apr 99 - Oct 99             $2.04        $   50,750
  Collar .............      600,000 MMBtu      Jan 99 - Mar 99    Floor -  $2.23
                                                                  Cap -    $2.68        $  363,000
  Call Option.........      200,000 MMBtu      Jan 99 - Mar 99             $2.75               -

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Net gains and (losses) related to derivative transactions for the years ended December 31, 1998, 1997 and 1996 were $2,739,000, $(1,537,000) and
$(272,000), respectively. At December 31, 1998, the unrealized gain from derivative transactions was $1,198,000.

NOTE 14 -- STOCK COMPENSATION PLAN

     The Company adopted in 1996 two stock compensation plans for its employees and directors, (i) the Magnum Hunter Resources Employee Stock Ownership Plan, (the "ESOP"), and (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan (the "Option Plan").

ESOP

     The Company established an ESOP and a related trust as a long-term benefit for its employees. Under terms of the ESOP, eligible participants may elect to make elective deferred contributions of not less than 1% or more than 15% of their annual compensation, limited in combination with the 401(k) plan to the maximum allowable per year by the Internal Revenue Code. The Plan also allows for the Company to make discretionary contributions to the ESOP. It is also the Company's intent to invest all contributions in the Company's Common Stock. In this regard, on October 11, 1996, the ESOP purchased 22,556 shares of the Company's Common Stock for $3.75 per share from a third party. To fund this purchase, the ESOP borrowed $84,585 from a bank. At December 31, 1997, the Company contributed funds sufficient to pay off the loan and accrued interest to the ESOP. The ESOP then retired the bank debt and 22,556 shares were allocated among the plan participants.

     During 1998, the Company loaned the ESOP $878,997 to purchase 291,300 shares of the Company's Common Stock on the open market at an average price of $3.02 per share. At December 31, 1998, the Company contributed $123,345 to the ESOP as a discretionary contribution under the plan. The ESOP then repaid that portion of its outstanding loan from the Company and 40,877 shares were allocated among the plan participants. The loan is interest free and is due December 31, 2003. The loan is secured by 291,300 shares of the Company's Common Stock.

1996 Incentive Stock Option Plan

     The Company established this plan effective April 1, 1996, and is governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. The Option Plan covers 1,200,000 shares of the Company's Common Stock. Eligibility is limited to employees and directors of the Company and its subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the Option Plan is 10 years, and the term of the individual option grants, while at the discretion of the Board, has historically been for a term of 5 years. All options are fully vested and exercisable when granted. The exercise price is fair market value at the date of grant, except for individuals who own 10% or more of the Company's stock.

     During 1996, the Board granted the remaining 935,442 options to employees and directors at an exercise price of $4.50 per share.

     During  1997,  the  Board  granted   1,440,000  options  to  employees  and
directors, 1,240,000 of which were fully vested and 200,000 of which vest over 5 years.

     During 1998, the Board granted 220,000 new options to employees at an average price of $5.89. On December 14, 1998 the Board repriced 1,590,000 options to employees and directors from an average of $5.96 per share to $3.75 per share, the fair market value on that date.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The following is a summary of stock option activity under the Option Plan:


                                     1998                    1997                     1996
                           ----------------------------------------------------------------------------
                                         Weighted                 Weighted                Weighted
                                         Average                  Average                  Average
                                         Exercise                 Exercise                Exercise
                              Shares      Price       Shares       Price       Shares       Price
                           ----------------------------------------------------------------------------
Outstanding -
Beginning of Year..........  2,538,500   $   5.00    1,187,742    $   3.72       264,558    $ 0.82
Granted....................    220,000       5.89    1,440,000        5.93       935,442      4.50
Exercised..................    (96,913)       .81      (89,242)       3.01       (12,258)      .73
Canceled...................        -           -           -            -            -          -
Repriced - previous........ (1,590,000)      5.96          -            -            -          -
Repriced - new.............  1,590,000       3.75          -            -            -          -
                           ----------------------------------------------------------------------------
Outstanding -
End of Year................  2,661,587   $   3.90    2,538,500    $   5.00     1,187,742    $ 3.72
                           ----------------------------------------------------------------------------
Exercisable -
End of Year................  2,501,587               2,338,500                   970,684
                           ----------------------------------------------------------------------------


     The following is a summary of stock options outstanding at December 31, 1998:


                                                                  Weighted
                                                                   Average
                                           Number of              Remaining
                                            Options           Contractual Life             Number of
Exercise Price                            Outstanding              (Years)            Exercisable Options
                                      ----------------------------------------------------------------------

   $   .73..........................         102,145                 1.0                    102,145
      1.65...........................         18,000                 1.0                     18,000
      3.75...........................      1,590,000                 4.0                  1,430,000
      4.375..........................         25,000                 3.0                     25,000
      4.50...........................        881,442                 2.3                    881,442
      5.25...........................         35,000                 3.4                     35,000
      5.375..........................         10,000                 3.3                     10,000
                                      ----------------------------------------------------------------------
                                           2,661,587                                      2,501,587
                                      ----------------------------------------------------------------------


     The Company adopted the disclosures only portion of SFAS No. 123 as it continues to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On a pro forma basis, the effect of stock based compensation had the Company adopted Statement No. 123 is as follows:

                                                                    1998              1997              1996
                                                             ----------------------------------------------------

Net Income (Loss) Applicable to Common Stock:
  As reported..............................................    $ (47,955,000)     $(4,367,000)      $   103,000
  Pro Forma................................................      (49,160,000)      (6,573,000)       (1,540,000)
Basic Earnings (Loss) per Share:
  As reported, after extraordinary loss....................    $       (2.26)     $      (.30)      $       .01
  Pro Forma................................................            (2.32)            (.45)             (.12)
Diluted Earnings (Loss) per Share:
  As reported, after extraordinary loss....................    $       (2.26)     $      (.30)      $       .01
  Pro Forma................................................            (2.32)            (.45)             (.12)

     The weighted average grant date fair value of new options granted was $580,000 during 1998. The weighted average grant date fair value of options repriced in 1998 was $624,884. Fair value of options and warrants was calculated by using the Black-Scholes options pricing model using the following weighted average assumptions for 1998 activity: risk free interest rate of 5.5% on new options and 5.75% on repriced options, expected life of 5 years on new options and 4 years on repriced options, expected volatility of 57% and no dividend yield.

NOTE 15 -- EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
           CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Gary C. Evans, Mr. Matthew C. Lutz, Mr. Richard R. Frazier and Mr. Chris Tong each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $250,000 per annum. Mr. Lutz's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $150,000 per annum. Mr. Frazier's agreement terminates January 1, 2001 and continues thereafter on a year to year basis and provides for a salary of $150,000 per annum. Mr. Tong's agreement terminates January 1, 2001 and continues thereafter on a year to year basis and provides for a salary of $150,000 per annum. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

     In addition, all of the agreements contain a provision that upon a change-in-control of the Company and the employee's position is terminated or the employee leaves for "good cause", the employee is entitled to receive, immediately in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Lutz, the employee shall receive three times the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year. In the case of Mr. Frazier and Mr. Tong, the employee shall receive the greater of (i) the employee's base salary for the remaining term or any renewal period thereof, or (ii) the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year multiplied by two. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change-in-control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. The Company also has key man life insurance on Mr. Evans in the amount of $5,000,000.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 16 - SEGMENT DATA

     The Company has three reportable segments. The Exploration and Production segment is engaged in exploratory drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the two gathering systems and one natural gas liquids processing plant in two geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, was due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

     The accounting policies of the segments are the same as those described in Footnote 1 - Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the three years ended December 31, 1998 follows (in thousands):


                                                          Gas Gathering,
                                          Exploration &    Marketing &
                  1998:                    Production       Processing    Oil Field Services   All Other   Elimination Consolidated
                  -----                    ----------       ----------    -------------------  ---------   ----------- ------------
Revenue from external customers.........  $    43,565      $     6,954         $     881       $      -     $    -     $  51,400
Intersegment revenues...................            -           12,569             4,561              -      (17,130)
Depreciation, depletion, amortization and
impairment..............................       63,681              652               148             21                   64,502

Segment profit (loss)...................      (42,953)             521             1,465         (1,995)                 (42,962)
Equity earnings (losses) of affiliates..                                                           (116)                    (116)
Interest expense........................                                                        (18,207)                 (18,207)
Other income............................                                                            572                      572
                                                                                                                       ------------
Loss before income taxes................                                                                               $ (60,713)
Provision for deferred income
  tax benefit...........................                                                         13,670                   13,670
Minority interest.......................                                                            (37)                     (37)
                                                                                                                       ------------
Net loss................................                                                                               $ (47,080)
                                                                                                                       ============

Segment assets..........................  $   233,824      $    13,729         $   7,230       $ 12,359                $ 267,142
Equity subsidiary investments...........                                                          4,266                    4,266
Capital expenditures (net of asset sales)      70,294              (35)              740             38                   71,037


  Geographic Information:      Revenues     Long-Lived Assets
  -----------------------      ---------    -----------------
United States..............    $  51,400      $   228,436
Foreign countries..........            -                -
                           ----------------------------------
Total......................    $  51,400      $   228,436
                           ----------------------------------

                                                          Gas Gathering,
                                          Exploration &    Marketing &
                  1997:                    Production       Processing    Oil Field Services   All Other   Elimination Consolidated
                  -----                    ----------       ----------    -------------------  ---------   ----------- ------------
Revenue from external customers.........  $    34,569      $    10,297         $     570       $  3,398     $    -     $  48,834
Intersegment revenues...................            -           13,683             3,257              -      (16,940)        -
Depreciation, depletion, amortization and
impairment..............................       11,578              661               104             20                   12,363

Segment profit (loss)...................        8,280            1,713             1,230         (1,576)                   9,647
Equity earnings (losses) of affiliates..                                                              6                        6
Interest expense........................                                                        (13,788)                 (13,788)
Other income............................                                                            762                      762
                                                                                                                       ------------
Loss before income taxes................                                                                               $  (3,373)
Provision for deferred income
  tax benefit...........................                                                          1,284                    1,284
Minority interest.......................                                                            (19)                     (19)
                                                                                                                       ------------
Net loss................................                                                                               $  (2,108)
                                                                                                                       ============

Segment assets..........................  $   221,272      $    14,275         $   5,092       $ 10,430                $ 251,069
Equity subsidiary investments...........                                                          4,372                    4,372
Capital expenditures (net of asset sales)     156,872            2,064               395            -                    159,331


  Geographic Information:           Revenues     Long-Lived Assets
United States..............    $      45,436      $       221,259
Foreign countries..........            3,398                  -
                           ------------------------------------------
Total......................    $      48,834      $       221,259
                           ------------------------------------------

                                                          Gas Gathering,
                                          Exploration &    Marketing &
                  1996:                    Production       Processing    Oil Field Services   All Other   Elimination Consolidated
                  -----                    ----------       ----------    -------------------  ---------   ----------- ------------
Revenue from external customers.........  $    10,248      $     5,768         $     373       $     23     $    -     $  16,412
Intersegment revenues...................            -            3,999               666              -       (4,665)
Depreciation, depletion, amortization and
impairment..............................        2,599              288                42             22                    2,951

Segment profit (loss)...................        2,991              869              (223)          (766)                   2,871
Interest expense........................                                                         (2,394)                  (2,394)
Other income............................                                                            344                      344
                                                                                                                       ------------
Earnings before income taxes............                                                                               $     821
Provision for deferred income tax ......                                                           (312)                    (312)
                                                                                                                       ------------
Net income..............................                                                                               $     509
                                                                                                                       ============

Segment assets..........................  $    61,281      $    10,604         $   1,703       $  9,484     $          $  83,072
Equity subsidiary investments...........                                                              -                      -
Capital expenditures (net of asset sales)      33,934            6,015               235              -                   40,184


  Geographic Information:      Revenues     Long-Lived Assets
  -----------------------      ---------    -----------------
United States..............    $  16,389      $    73,648
Foreign countries..........           23                -
                           ----------------------------------
Total......................    $  16,412      $    73,648
                           ----------------------------------

NOTE 17 -- SUBSEQUENT EVENTS

     On February 3, 1999, the Company sold $50 million of its Convertible Preferred Stock in a private placement. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the preferred stock are payable in cash at the rate of 8% per annum and are cumulative. The Company used the net proceeds from the transaction, approximately $46.4 million, to repay senior bank debt.

     On February 17, 1999, the Company revised its previously announced stock repurchase program to spend up to $4 million without a share limitation. Subsequent to December 31, 1998, the Company repurchased 601,472 shares of its common stock for $1.7 million.

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

     Estimated quantities of proved oil and gas reserves of the Company were as follows:

                                                                     Gas
                                                   Oil           (Thousand
                                                (Barrels)       Cubic Feet)
                                             -----------------------------------
December 31, 1997
  Proved Reserves..........................    20,946,415       207,775,770
  Proved developed reserves................    12,036,234       154,964,396
December 31, 1998
  Proved Reserves..........................    17,348,641       219,059,674
  Proved developed reserves................     9,474,591       174,987,374

     The changes in Proved Reserves for the years ended December 31, 1997 and 1996 were as follows:

                                                                     Gas
                                                    Oil           (Thousand
                                                 (Barrels)       Cubic Feet)
                                          --------------------------------------
Reserves at December 31, 1996..............       5,338,255        90,565,997
Purchase of minerals-in-place..............      15,282,168       108,620,963
Sale of minerals-in-place..................         (24,882)          (22,517)
Extensions and discoveries.................           1,777            18,000
Production.................................        (737,289)       (9,613,623)
Revisions of estimates.....................       1,086,386        18,206,950
                                          --------------------------------------
Reserves at December 31, 1997..............      20,946,415       207,775,770
Purchase of minerals-in-place..............       1,362,404        39,535,361
Sale of minerals-in-place..................          (4,314)              -
Extensions and discoveries.................         279,248        12,091,186
Production.................................      (1,140,762)      (14,119,330)
Revisions of estimates.....................      (4,094,350)      (26,223,313)
                                          --------------------------------------

Reserves at December 31, 1998..............      17,348,641       219,059,674
                                          --------------------------------------

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES --(Continued)
                                   (Unaudited)

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 1998 and 1997 were as follows:

                                                                                    1998               1997
                                                                                ---------------------------------
Unproved oil and gas properties.............................................    $   1,654,986      $     516,560
Proved properties...........................................................      296,545,064        227,389,446
                                                                                ---------------------------------

Gross Capitalized Costs.....................................................      298,200,050        227,906,006
Accumulated depreciation, depletion, amortization and impairment............      (79,193,796)       (16,091,001)
                                                                                ---------------------------------
          Net Capitalized Costs.............................................    $ 219,006,254      $ 211,815,005
                                                                                ---------------------------------

     Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 1998 and 1997 as follows:

                                                                                   1998               1997
                                                                                -----------------------------------
Property acquisition costs
  Proved properties.........................................................    $   36,619,796      $ 137,430,583
  Unproved properties.......................................................         1,138,426             57,306
Exploration costs...........................................................         4,696,095            737,936
Development costs...........................................................        27,839,727         18,284,460
                                                                                -----------------------------------
          Total Costs Incurred..............................................    $   70,294,044      $ 156,510,285
                                                                                -----------------------------------

     Results of operations from oil and gas producing activities for the years ended December 31, 1998 and 1997 were as follows:

                                                                                   1998               1997
                                                                                ---------------------------------
Oil and gas production revenue.............................................     $ 43,564,728       $ 35,658,032
Disposal services revenue..................................................              -                5,130
Production costs...........................................................      (20,682,187)       (13,901,537)
Depreciation, depletion, amortization and impairment.......................      (63,102,795)       (11,577,460)
                                                                                ---------------------------------
          Results of Operations for Producing Activities                        $(40,220,254)      $ 10,184,165
                                                                                ---------------------------------

     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1998 and 1997 were as follows:

                                                                                     1998                 1997
                                                                                ------------------------------------
Future cash inflows......................................................       $ 625,818,712       $  811,512,060
Future development and production costs..................................        (278,222,069)        (336,730,398)
                                                                                ------------------------------------

Future net cash flows, before income tax.................................         347,596,643          474,781,662
Future income taxes......................................................                   -          (93,828,793)
                                                                                ------------------------------------
Future Net Cash Flows....................................................         347,596,643          380,952,869
10% annual discount......................................................        (168,187,696)        (211,181,318)
                                                                                ------------------------------------
          Standardized Measure of Discounted Future Net
                 Cash Flows..............................................       $ 179,408,947       $  169,771,551
                                                                                ------------------------------------

                                      F-27

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (Continued)
                                   (Unaudited)

     The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 1998 and 1997 were as follows:

                                                                                    1998                1997
                                                                                -------------------------------------

Purchases of minerals-in-place.......................................           $ 46,388,818         $ 136,739,277
Sales of minerals-in-place...........................................                 (8,604)             (191,741)
Extensions, discoveries and improved recovery, less related costs                 10,836,769                38,555
Sales of oil and gas produced, net of production costs...............            (22,882,541)          (21,756,495)
Development costs incurred during the period.........................             27,839,727            16,289,428
Revision of prior estimates:
  Net change in prices and costs.....................................            (61,951,610)         (141,112,592)
  Change in quantity estimates.......................................            (55,991,223)           46,255,955
Accretion of discount................................................             16,977,155            11,708,486
Net change in income taxes...........................................             48,428,905             4,715,817
                                                                                -------------------------------------

                 Net Change..........................................           $  9,637,396         $  52,686,690
                                                                                -------------------------------------


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

     The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders of the Company and qualifies.


 Name                             Age       Title
Gary C. Evans...................  41        Director, President and Chief Executive Officer
Matthew C. Lutz.................  64        Chairman of the Board and Executive Vice President of
                                            Exploration and Business Development
Richard R. Frazier..............  52        President and Chief Operating Officer of Magnum Hunter
                                            Production, Inc. and Gruy
Chris Tong......................  42        Senior Vice President and Chief Financial Officer
R. Douglas Cronk . . . . . . . .  51        Senior Vice President of Magnum Hunter Production, Inc. and Gruy
David S. Krueger................  49        Vice President and Chief Accounting Officer
Morgan F. Johnston..............  38        Vice President, General Counsel and Secretary
Michael McInerney . . . . . . .   57        Vice President, Corporate Development & Investor Relations
Craig Knight....................  42        Vice President of Operations of Hunter Gas Gathering, Inc.
Gregory L. Jessup...............  45        Vice President of Land of Magnum Hunter Production, Inc. and Gruy
David M. Keglovits..............  47        Vice President and Controller of Gruy
Gerald W. Bolfing...............  70        Director
Jerry Box.......................  60        Director
Larry W. Brummett...............  48        Director
David L. Kyle...................  46        Director
Oscar C. Lindemann..............  76        Director
John H. Trescot, Jr.............  73        Director
James E. Upfield................  78        Director

     Gary C. Evans has served as President, Chief Executive Officer and a director of Magnum Hunter Resources, Inc. since December 1995 and Chairman and Chief Executive Officer of all of the Magnum Hunter subsidiaries since their formation or acquisition. In 1985, Mr. Evans formed the predecessor company, Hunter Resources, Inc., that was merged into and formed Magnum Hunter some ten years later. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Swanson Consulting Services, Inc., a private Houston based geological firm, Novavax, Inc., an American Stock Exchange listed pharmaceutical company, and Karts International Incorporated, a NASDAQ listed manufacturing company. He also serves as a Trustee of TEL Offshore Trust, an OTC listed oil and gas trust.

     Matthew C. Lutz has served as Chairman since March 1997 after having served as Vice Chairman of the Company since December 1995. Mr. Lutz has also served as Executive Vice President of Exploration and Business Development since December 1995. Mr. Lutz held similar positions with Hunter from September 1993 until October 1996. From 1984 through 1992, Mr. Lutz was Senior Vice President of Exploration and on the Board of Directors of Enserch Exploration, Inc. with responsibility for such company's worldwide oil and gas exploration and development program. Prior to joining Enserch, Mr. Lutz spent 28 years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including exploration, production, lease acquisition, administration and financial planning.

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

     Chris Tong has served as Senior Vice President and Chief Financial Officer since August 1997. Previously, Mr. Tong was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which are wholly-owned subsidiaries of Tejas Gas Corporation. In January 1998, Tejas Gas Corporation was acquired by Shell Oil. Mr. Tong held these positions since August 1996, and served in other treasury positions with Tejas beginning August 1989. He was also responsible for managing Tejas' property and liability insurance. From 1980 to 1989, Mr. Tong served in various energy lending capacities with Canadian Imperial Bank of Commerce, Post Oak Bank, and Bankers Trust Company in Houston, Texas. Prior to his banking career, Mr. Tong also served over a year with Superior Oil Company as a Reservoir Engineering Assistant. Mr. Tong is a summa cum laude graduate of the University of Southwestern Louisiana with a Bachelor of Arts degree in Economics and a minor in Mathematics.

     R. Douglas Cronk has served as Senior Vice President of Operations for Magnum Hunter Production, Inc. and Gruy since December 1998. He served as Vice President of Operations for the two companies since May 1996 at which time the Company acquired from Mr. Cronk Rampart Petroleum, Inc., based in Abilene, Texas. Rampart had been an active operating and exploration company in the north central and west Texas region since 1983. Prior to the formation of Rampart, Mr. Cronk was an independent oil and gas consultant in Houston, Texas for approximately two years. From 1974 to 1981, Mr. Cronk held various positions with subsidiaries of Deutsch Corporation of Tulsa, Oklahoma, including Southland Drilling and Production where he became Vice President of Drilling and Production. Mr. Cronk is a Chemical Engineer graduate from the University of Tulsa.

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

     Morgan F. Johnston has served as Vice President and General Counsel since April 1997 and has served as the Company's Secretary since May 1, 1996. Mr. Johnston was in private practice as a sole practitioner from May 1, 1996 to April 1, 1997, specializing in corporate and securities law. From February 1994 to May 1996, Mr. Johnston served as general counsel for Millennia, Inc. (formerly known as SOI Industries, Inc.) and Digital Communications Technology Corporation, two American Stock Exchange listed companies. He also served as general counsel to Halter Capital Corporation, a private consulting firm from August 1991 to May 1996. For the two years prior to August 1991 he was securities counsel for Motel 6 L.P., a New York Stock Exchange listed company. Mr. Johnston graduated cum laude from Texas Tech Law School in May 1986 and was also a member of the Texas Tech Law Review. He is licensed to practice law in the State of Texas.

     Michael P. McInerney has served as Vice President, Corporate Development & Investor Relations of the Company since October 1997. Prior to joining the Company, Mr. McInerney owned Energy Advisors, Inc., an energy consulting firm, from June 1993 until October 1997. Mr. McInerney was employed from 1981 until June 1993 by Triton Energy Corporation, an independent energy company, where his responsibilities included investor relations, acquisitions and corporate planning. Before joining Triton Energy Corporation, Mr. McInerney served nine years in various financial management positions with American Natural Resources Company, a gas transmission and distribution corporation. Mr. McInerney graduated from the University of Michigan with a B.B.A.

     Craig Knight has served as Vice President of Operations for Hunter Gas Gathering, Inc. since March 1998. Prior to joining the Company Mr. Knight was employed by MidCon Corp. and its affiliates since 1979 in various capacities. From 1995 to his departure from MidCon he served as the Sr. Business Manager, Gathering and Processing for MidCon Gas Products Corp. where he managed MidCon's gathering and processing activities in the Panhandle and Permian Basin regions of Texas. From 1992 -1994, he served as an account manager of the Electric Power Sector Start-up Group for MidCon Gas Services Corp and as Manager - West Region for MidCon Marketing Corp. Mr. Knight graduated from Texas Tech University with a B.S. in Engineering Technology with Construction Specialty. He also received his M.B.A. in Executive Programs from University of Houston in 1989.

     Gregory L. Jessup has been Vice President of Land for Magnum Hunter Production, Inc., a wholly-owned subsidiary of the Company and Gruy since April 17, 1998. Mr. Jessup joined the Company as Land Manager on May 1, 1997. From 1982 until joining the Company, Mr. Jessup served as Land Manager of Ken Petroleum Corporation of Dallas managing its Land and Regulatory Department as well as managing its crude oil marketing business. During his tenure as Land Manager, Mr. Jessup has been actively involved in all phases of land operations, including negotiations, acquisitions, and administration. Mr. Jessup holds a Bachelor of Business Administration degree in Management from Texas Tech University and is a Certified Professional Landman.

     David M. Keglovits has served as Vice President and Controller of Gruy Petroleum Management Co. Mr. Keglovits joined Gruy in March 1977 as an accountant before holding the positions of Assistant Controller and Controller. From December 1974 to December 1976, Mr. Keglovits was employed by Bell Helicopter International in its financial management office in Tehran, Iran. Mr. Keglovits was graduated with honors from the University of Texas at Austin with a B.B.A. in Accounting.

     Gerald W. Bolfing has been a director of the Company since December 1995. Mr. Bolfing was appointed a director of Hunter in August 1993. He is an investor in the oil and gas business and a past officer of one of Hunter's former subsidiaries. From 1962 to 1980, Mr. Bolfing was a partner in Bolfing Food Stores in Waco, Texas. During this time, he also joined American Service Company in Atlanta, Georgia from 1964 to 1965, and was active with Cable Advertising Systems, Inc. of Kerrville, Texas from 1978 to 1981. He joined a Hunter subsidiary in the well servicing business in 1981 where he remained active until its divestiture in 1992. Mr. Bolfing is on the board of directors of Capital Marketing Corporation of Hurst, Texas.

     Jerry Box has served as a director of the Company since March 1999. From February 1998 to March 1999 he served in the position of President, Chief Operating Officer and Director of Oryx Energy Company ("Oryx"). From December 1995 to February 1998 he was Executive Vice President and Chief Operating Officer of Oryx. From December 1994 through November 1995 he served as Executive Vice President, Exploration and Production of Oryx.

     Previously, he served as Senior Vice President, Exploration and Production of Oryx. Mr. Box attended Louisiana Tech University, where he received B.S. and M.S. degrees in geology, and is also a graduate of the Program for Management Development at the Harvard University Graduate School of Business Administration. Mr. Box served as an officer in the U. S. Air Force from 1961 to 1966. Mr. Box is a former member of the Policy Committee of the U. S. Department of the Interior's Outer Continental Shelf Advisory Board, past Chairman and Vice-Chairman of the American Petroleum Institute's Exploration Affairs subcommittee, a former President of the Dallas Petroleum Club and a member of the Independent Petroleum Association of America.

     Larry W. Brummett has served as a director of the Company since February 1999. Mr. Brummett has been employed by ONEOK Inc. for more than 23 years. He was employed by ONEOK's Oklahoma Natural Gas Company division as an engineer trainee in June 1974 and, after receiving a number of promotions within the division, was elected Vice President of Tulsa District in September 1, 1986, and Executive Vice President in May 1990. He was elected Executive Vice President of ONEOK Inc. January 1993. He was elected President and Chief Executive Officer in February 1994, and was elected to the additional position of Chairman of the Board effective June 1994. Mr. Brummett is a director of American Gas
Association; Southern Gas Association; Oklahoma State Chamber of Commerce; Metropolitan Chamber of Commerce, Tulsa; and the Oklahoma City Branch of the Federal Reserve Bank. He is also an officer or director of numerous civic and business organizations and not-for-profit associations. He attended the University of Oklahoma, earning B.S. and M.S. degrees in civil engineering, and is also a graduate of the Advanced Management Program at Harvard Business School.

     David L. Kyle has served as a director of the Company since February 1999. Mr. Kyle is currently employed by ONEOK Inc., as its President and Chief Operating Officer. Mr. Kyle was employed by Oklahoma Natural Gas Company, a division of ONEOK Inc., in 1974 as an engineer trainee. He served in a number of positions prior to being elected Vice President of Gas Supply in September 1986, and Executive Vice President in May 1990. He was elected President in September 1994. He was elected President of ONEOK Inc. effective September 1997. He has the management responsibility for all of the unregulated companies of ONEOK, Inc. He received a B.S. degree in industrial engineering and management from Oklahoma State University in 1974. He received an MBA degree in 1987 from The University of Tulsa, and is a graduate of the Advanced Management Program at Harvard Business School.

     Oscar C. Lindemann has served as a director of the Company since December 1995. Mr. Lindemann was previously a director of Hunter, having been appointed in November 1995. Mr. Lindemann has over 40 years experience in the financial industry. Mr. Lindemann began his banking career with the Texas Bank and Trust in Dallas, Texas in 1951. He served the bank until 1977 in many capacities, including Chief Executive Officer and Chairman of the Board. Since leaving Texas Bank and Trust, he has served as Vice Chairman of both the United National Bank and the National Bank of Commerce, also in Dallas. Mr. Lindemann has also served as a consultant to the banking industry. He retired from commercial banking in 1987. Mr. Lindemann is a former President of the Texas Bankers Association, and a former state representative to the American Bankers Association. He was a Founding Director and Board Member of VISA, and a member of the Reserve City Bankers Association. He has served as an instructor at both the Southwestern Graduate School of Banking at Southern Methodist University and the School of Banking of the South at Louisiana State University.

     John H. Trescot, Jr. has served as a director of the Company since June 1997. For the last five years, Mr. Trescot has been a principal of AWA Management Corporation, a professional consulting firm specializing in oil, timber, pulp and paper, and financial management. Early in his career, Mr. Trescot held various positions in woodlands, and pulp and paper, advancing to the position of Senior Vice President, Southern Operations at Hudson Pulp & Paper Corp. (now part of Georgia Pacific Corp.). Later Mr. Trescot became Vice President of The Charter Company, a corporation with operations in oil, communications and insurance. In 1979, Mr. Trescot became the Chief Executive Officer of "Jari" Florestal e Agropecuaria, Ltda.,a pulp, timber, rice and kaolin operation in the Amazon Basin of Brazil owned by D.K. Ludwig. In 1981, Mr. Trescot became the Chief Executive Officer of TOT Drilling Corp., a contract drilling company with operations in west Texas and New Mexico.

     James E. Upfield has served as a director of the Company since December 1995. Mr. Upfield was appointed a director of Hunter in August 1992. Mr. Upfield is Chairman of Temtex Industries, Inc. based in Dallas, Texas, a public company that produces consumer hard goods and building materials. In 1969, Mr. Upfield served on a select Presidential Committee serving postal operations of the United States of America. He later accepted the responsibility for the Dallas region, which encompassed Texas and Louisiana. From 1959 to 1967, Mr. Upfield was President of Baifield Industries, Inc. ("Baifield") and its predecessor, a company he founded in 1949 which merged with Baifield in 1963. Baifield was engaged in prime government contracts for military systems and sub-systems in the production of high-strength, light-weight metal products.

Item 11.          Executive Compensation.

     The following table contains information with respect to all cash compensation paid or accrued by the Company during the past three fiscal years to the Company's Chief Executive Officer and each person serving as an executive officer of the Company on December 31, 1998 (collectively the "Named Executive Officers").


                                                                                Long Term Compensation
                                                                          ----------------------------------
                                    Annual Compensation
                                 -----------------------------------------    Awards                Payout
                                                                          ----------------------------------

(a)                       (b)    (c)         (d)                (e)           (f)         (g)        (h)           (i)
Name,                                                          Other                    Number
Principal                                                      Annual      Restricted   Options      LTP        All Other
Position                  Year   Salary      Bonus          Compensation     Stock       SARs      Payouts    Compensation
----------------------------------------------------------------------------------------------------------------------------

Gary C. Evans             1998   $250,000    $300,000
President and CEO         1997   $200,025    $250,000             -             -          -          -             -
                          1996   $150,000    $100,000             -             -          -          -             -

Matthew C. Lutz           1998   $156,000    $100,000
Executive V.P. and        1997   $106,000    $100,000             -             -          -          -             -
Chairman                  1996   $ 65,600    $ 10,000             -             -          -          -             -

Richard R. Frazier        1998   $154,200    $ 50,000
President of              1997   $124,200    $ 50,000             -             -          -          -             -
Magnum Hunter             1996   $ 98,350    $  9,000
Production, Inc.

Chris Tong                1998   $156,000    $ 30,000
Senior Vice President &   1997(1)$ 78,500    $ 25,000             -             -          -          -             -
Chief Financial Officer

R. Douglas Cronk          1998   $104,200    $20,000
Senior V.P. of Magnum     1997   $ 92,033    $10,000              -             -          -          -             -
Hunter Production, Inc.   1996(2)$ 37,100    $ 3,000

---------------------


       (1) Mr. Tong was hired in August of 1997.
       (2) Mr. Cronk was hired in July of 1996.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                      Number of securities
                                                                           underlying        Value of unexercised
                                                                           unexercised           in-the-money
                                                                     options/SARs at fiscal options/SARs at fiscal
                                                                          year-end (#)           year-end ($)

                         Shares acquired on                               Exercisable/            Exercisable/
         Name               exercise (#)        Value Realized ($)       unexercisable           unexercisable
          (a)                    (b)                    (c)                   (d)                      (e)

     Gary C. Evans             89,377                $280,711              650,000 / 0               0 / 0

       Compensation of Directors

     The Company has nine individuals who serve as directors, seven of which are independent. Two of these directors receive compensation with respect to their services and in their capacities as executive officers of the Company and no additional compensation has historically been paid for their services to the Company as directors. The other seven directors of the Company are not employees of the Company and receive no compensation for their services as directors other than as stated below. For 1998, independent directors received $1,000 per meeting as compensation for their services. For fiscal year 1999, independent directors receive a $10,000 retainer for being a board member and in addition shall receive $1,000 per meeting attended. Each new independent director added to the board in fiscal year 1999 will be granted an option to acquire 25,000 shares of the Company's common stock at an exercise price not less than the market price of the common stock on the date of grant. Other than the compensation stated herein, the Company has not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Mr. Gary C. Evans, Mr. Matthew C. Lutz, Mr. Richard R. Frazier and Mr. Chris Tong each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $250,000 per annum. Mr. Lutz's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $150,000 per annum. Mr. Frazier's agreement terminates January 1, 2001 and continues thereafter on a year to year basis and provides for a salary of $150,000 per annum. Mr. Tong's agreement terminates January 1, 2001 and continues thereafter on a year to year basis and provides for a salary of $150,000 per annum. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

     In addition, all of the agreements contain a provision that upon a change-in-control of the Company and the employee's position is terminated or the employee leaves for "good cause", the employee is entitled to receive, immediately in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Lutz, the employee shall receive three times the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year. In the case of Mr. Frazier and Mr. Tong, the employee shall receive the greater of (i) the employee's base salary for the remaining term or any renewal period thereof, or (ii) the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year multiplied by two. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change-in-control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. The Company also has key man life insurance on Mr. Evans in the amount of $5,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 17, 1999, regarding the share ownership of the Company by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director, (iii) the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group. None of the directors or executive officers named below, as of March 17, 1999, owned any shares of the Company's Series A Preferred Stock, its 1996 Series A Convertible Preferred Stock or its 1999 Series A 8% Convertible Preferred Stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1200, Irving, Texas 75039.


                                                                                         Common Stock
                                                                                       Beneficially Owned
                                                                                Number of                Percent
                             Name                                                Shares                of Class (12)
Directors and Executive Officers
     Gary C. Evans ............................................                 2,164,766    (1)          10.4%
     Matthew C. Lutz...........................................                   683,388    (2)           3.3%
     Richard R. Frazier........................................                   259,213    (3)           1.2%
     Chris Tong................................................                    98,951    (4)            *
     R. Douglas Cronk .........................................                   103,768    (5)            *
     Gerald W. Bolfing.........................................                   363,558    (6)           1.8%
     Jerry Box.................................................                       0                     -
     Oscar C. Lindemann........................................                    41,160    (7)            *
     John H. Trescot, Jr.......................................                    87,154    (8)            *
     James E. Upfield.........................................                     87,642    (9)            *
     David L. Kyle ............................................                       0                     -
     Larry M. Brummett ........................................                       0                     -
     All directors and executive officers as a group
     (11persons)                                                                3,889,600                 18.0%
Beneficial owners of 5 percent or more
(excluding persons named above)
     ONEOK Resources Company
     100 W. Fifth Street
     Tulsa, OK 74103-4298 .....................................                 9,523,809    (10)         32.2%
     TCW Group, Inc.
     865 South Figueroa Street
     Los Angeles, CA  90017....................................                 1,904,762    (11)          8.7%
     Janus Capital Corporation
     100 Fillmore St. , Suite 300
     Denver, CO.  80206........................................                 1,800,595                  9.0%

-------------


       (1) Includes 650,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 17,024 shares held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.

       (2) Includes 526,073 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (3) Includes 200,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (4) Includes 90,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (5) Includes 100,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (6) Includes 35,536 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (7) Includes 35,536 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (8) Includes 35,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (9) Includes 35,536 shares of common stock issuable upon the exercise of certain currently exercisable options.
       (10) Consists of shares attributable to shares of Common Stock issuable upon conversion of 50,000 shares of the Company's 1999 Series A 8% Convertible Preferred Stock.
       (11) Consists of shares attributable to shares of Common Stock issuable upon conversion of 1,000,000 shares of the Company's 1996 Series A Convertible Preferred Stock.
       (12) Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d- 3(d)(1) under the Exchange Act.


Item 13.          Certain Relationships and Related Transactions.

     During December 1998, the Company's Board of Directors authorized a loan of up to $300,000 be made available to Gary C. Evans, President and Chief Executive Officer of the Company, as part of his 1998 compensation package and to exercise certain stock options. A total of $230,000 was drawn under the loan, and subsequent to year-end $65,000 was repaid. The balance outstanding at December 31, 1998 was $230,000 and bears interest at 10% and is due December 31, 1999. The outstanding balance as of March 31, 1999 was $165,000.

     During 1998, the Company acquired certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans at Mr. Evans' cost basis in such shares of stock. The shares were purchased for a total of $442,019. Provided the Company does not consummate a business transaction with the publicly traded oil and gas company by the end of 1999, the Company has the right to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans.

                                    GLOSSARY

The terms defined in this glossary are used throughout this Form 10-K.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

     Bbl/d. One barrel of oil or other liquid hydrocarbons per day.

     Bcf. One billion cubic feet of gas.

     Bcf/d. One billion cubic feet of gas per day.

     Bcfe. One billion cubic feet of Natural Gas Equivalents converting one Bbl of oil to six Mcf of gas.

     Btu. British Thermal Unit, the quantity of heat required to raise one pound of water by one degree Fahrenheit.

     Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry Hole. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     Exploratory Well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

     Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which a working interest is owned.

     In-fill Well. A well drilled between known producing wells to better exploit the reservoir.

     Mbbl. One thousand barrels of oil or other liquid hydrocarbons.

     Mcf. One thousand cubic feet of gas.

     Mcfe. One thousand cubic feet of Natural Gas Equivalents converting one Bbl of oil to six Mcf of gas.

     Mcfe/d. Mcfe per day.

     MMBbl. One million barrels of oil or other liquid hydrocarbons.

     MMBtu. One million Btu.

     MMcf. One million cubic feet of gas.

     MMcfe. One million cubic feet of Natural Gas Equivalents converting one Bbl of oil to six Mcf of gas.

     MMcf/d. One million cubic feet of gas per day.

     Natural Gas Equivalent. The amount of gas having the same Btu content as a given quantity of oil, with one Bbl of oil being converted to six Mcf of gas.

     Net Acres or Net Wells. The sum of the fractional working interests owned in gross acres or gross wells.

     Net Revenue Interest. A share of the Working Interest that does not bear any portion of the expense of drilling and completing a well and that represents the holder's share of production after satisfaction of all royalty, overriding royalty, oil payments and other nonoperating interests.

     Productive Well. A well that is producing oil or gas or that is capable of production in paying quantities.

     Non-Producing Reserves. Proved Developed Reserves that consist of (i) Proved Reserves from wells which have been completed and tested but are not producing due to lack of market or minor completion problems which are expected to be corrected and/or (ii) Proved Reserves currently behind-the-pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the wells.

     Producing Reserves. Proved Developed Reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

     Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved Reserves. The estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved Undeveloped Reserves. Proved Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

     Recompletion. The completion for production of an existing wellbore in a different formation or producing horizon from that in which the well was previously completed.

     Reserve Life. The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Form 10-K, reserve life is calculated by dividing the Proved Reserves (on an Mcfe basis) at the end of the period by projected production volumes for the next 12 months.

     Royalty Interest. An interest in an oil and gas property entitling the owner to a share of oil and gas production free of cost of production.

     SEC PV-10. The present value of Proved Reserves is an estimate of the discounted future net cash flows from each of the properties at December 31, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 1998, or as otherwise indicated.

     Undeveloped Acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains Proved Reserves.

     Working Interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

Item 14.          Exhibits and Reports on Form 8-K.

                                                      Exhibit
Number        Description of Exhibit

3.1 & 4.1     Articles of Incorporation (Incorporated by reference to
              Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2     Articles of Amendment to Articles of Incorporation
              (Incorporated by reference to Form 10-K for the year
              ended December 31, 1990)
3.3 & 4.3     Articles of Amendment to Articles of Incorporation
              (Incorporated by reference to Registration Statement
              on Form SB-2, File No. 33-66190)
3.4 & 4.4     Articles of Amendment to Articles of Incorporation
              (Incorporated by reference to Registration Statement
              on Form S-3, File No. 333-30453)
3.5 & 4.5     By-Laws, as Amended (Incorporated by reference to Registration
              Statement on Form SB-2, File No. 33-66190)
3.6 & 4.6     Certificate of Designation of 1996 Series A Preferred Stock
              (Incorporated by reference to Form 8-K
              dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7     Amendment to Certificate of Designations for 1996 Series A
              Convertible Preferred Stock(Incorporated by reference to
              Registration Statement on Form S-3, File No. 333-30453)
3.8 & 4.8     Certificate of Designation for 1999 Series A 8% Convertible
              Preferred Stock (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11, 1999)
4.9           Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National
              Bank of North Carolina, as Trustee (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
4.10*         Supplemental  Indenture  dated  January  27, 1999  between  Magnum
              Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee
4.11          Form of 10% Senior Note due 2007 (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290)
10.1          Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.2          First Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al. (Incorporated by reference to Registration
              Statement on Form S-4, File No. 333-2290)
10.3*         Second Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al.
10.4*         Third Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al.
10.5          Employment Agreement for Gary C. Evans (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.6          Employment Agreement for Matthew C. Lutz (Incorporated by
              reference to Registration Statement on Form S-4,File No. 333-2290)
10.7          Stock Purchase Agreement among Magnum Hunter Resources, Inc. and
              Trust Company of the West and TCW Asset Management Company, in the capacities described herein, TCW Debt and Royalty Fund
              IVB and TCW Debt and Royalty Fund IVC,dated as of December 6, 1996
              (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
10.8          Registration Rights Agreement, dated May 29, 1997, between Magnum
              Hunter Resources, Inc. and Bankers Trust Company, et al.
              (Incorporated by reference to Registration Statement on Form S-4,
              File No. 333-2290)
10.9          Purchase and Sale Agreement,  dated May 17, 1996 between  Meridian
              Oil, Inc. and ConMag Energy Corporation (Incorporated by reference to Form 8-K, dated June 28, 1996, filed July 12, 1996)
10.10         Purchase  and  Sale  Agreement,  dated  February  27,  1997  among
              Burlington Resources Oil and Gas Company, Glacier Park Company and
              Magnum Hunter Production,  Inc. (Incorporated by reference to Form
              8-K, dated April 30, 1997, filed May 12, 1997)

10.11         Purchase and Sale Agreement between Magnum Hunter Resources,  Inc.
              , NGTS, et al., dated December 17, 1997 (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)
10.12*        Purchase and Sale Agreement dated November 25, 1998 between Magnum
              Hunter Production, Inc. and Unocal Oil Company of California
10.13         Stock  Purchase  Agreement  dated  February 3, 1999 between  ONEOK
              Resources Company and Magnum Hunter Resources,  Inc. (Incorporated
              by reference to Form 8-K, dated  February 3, 1999,  filed February
              11, 1999)
21*           Subsidiaries of the Registrant
27*           Financial Data Schedule

* Filed herewith.

(B) Form 8-K's

     A Form 8-K, dated December 14, 1998 was filed by the Company on December 15, 1998 under Item 5 concerning the Company's execution of a Letter of Intent with ONEOK Inc., the eighth largest natural gas distributor in the United States relating to ONEOK's purchase of $50 million of Convertible Preferred Stock of the Company, ONEOK's ability to market the Company's natural gas production in the state of Oklahoma, ONEOK's ability to participate in future acquisitions of the Company in the state of Oklahoma and ONEOK's participation in the Company's acquisition of certain oil and gas assets acquired from Spirit 76.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.


By:    /s/ Gary C. Evans                                          April 14, 1999
---------------------------------------------
         Gary C.  Evans, President & CEO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                        Title                                      Date

/s/ Gary C.  Evans                               Director, President                        April 14, 1999
Gary C. Evans                                    Chief Executive Officer

/s/ Matthew C.  Lutz                             Chairman of the Board and                  April 14, 1999
--------------------------
Matthew C. Lutz                                  Executive Vice President of
                                                 Exploration and Business
                                                 Development

/s/ Chris Tong                                   Senior Vice President and                  April 14, 1999
--------------------------
Chris Tong                                       Chief Financial Officer

/s/ David S. Krueger                             Vice President and                         April 14, 1999
David S. Krueger                                 Chief Accounting Officer

/s/ Morgan F. Johnston                           Vice President, General Counsel            April 14, 1999
--------------------------
Morgan F. Johnston                               and Secretary

/s/ Gerald W.  Bolfing                           Director                                   April 14, 1999
--------------------------
Gerald W. Bolfing

/s/ Oscar C.  Lindemann                          Director                                   April 14, 1999
--------------------------
Oscar C. Lindemann

/s/ John H. Trescot, Jr.                         Director                                   April 14, 1999
--------------------------
John H. Trescot, Jr.

/s/ James E. Upfield                             Director                                   April 14, 1999
--------------------------
James E. Upfield