Form 10-Q
period 1999-03-31
MAGNUM HUNTER RESOURCES INC
filed 1999-05-14
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1999: 20,082,341.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     The consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter"or the "Company") follow "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion and analysis should be read in conjunction with Magnum Hunter's consolidated financial statements and the notes associated with them contained in its Form 10-K for the year ended December 31, 1998. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum Hunter.

     On April 29, 1997 the Company received and accepted a new loan commitment from Bankers Trust Company, as Agent, and other banks for a senior credit facility for the Company and several of its subsidiaries. The new senior credit facility was structured as a $130 million Credit Facility with a term of five years. The Credit Facility provided the Company the flexibility of choosing a range of either "LIBOR" or "Prime" based interest rate options. This Credit Facility replaced the Company's previously existing $100 million revolving credit facility.

     On May 29, 1997, the Company placed, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. The Notes have a 10% coupon, with interest payable on June 1 and December 1, commencing on December 1, 1997. Except for Bluebird Energy, Inc. ("Bluebird"), there is no restriction on the ability of any consolidated or unconsolidated subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. Net proceeds from the sale of the Senior Notes were used to completely repay the Company's outstanding bridge loan facility in the principal amount of $60 million with the remaining proceeds used to repay a substantial portion of the Company's outstanding revolving credit facility. At that time, the maximum commitment under the revolving credit facility was reduced from $130 million to $75 million, with a borrowing base of $60 million. The credit facility was amended as of September 30, 1997, to increase the maximum commitment from $75 million to $125 million, increase the borrowing base by $5 million to $65 million, and modify the interest expense coverage ratio test.

     On January 28, 1998, the Company commenced a cash purchase offer for Units of TEL Offshore Trust. Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company purchased 1,745,353 Units for $10.4 million pursuant to the tender offer and, together with the Units it previously owned, became the owner of approximately 40% of the total number of Units outstanding for an aggregate of $10.4 million.

     On December 31, 1998, the Company through its newly formed 100% owned subsidiary, Bluebird acquired from Spirit Energy 76 ("Spirit 76") natural gas reserves and associated assets in producing fields located in Oklahoma and Texas currently producing approximately 12 million cubic feet of natural gas equivalent per day. The net purchase price was approximately $25 million after certain purchase price adjustments, including preferential rights exercised by third parties and other customary adjustments. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust.
Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in the determining compliance with certain financial covenants under the Company's credit agreements. To finance the Spirit 76 Acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The maturity date of the bridge loan facility, as amended, is May 31, 1999. The loan is non-recourse to the Company. Bluebird has secured a commitment for permanent financing from a bank providing for a revolving credit facility of $75 million with an initial borrowing base of $30 million, due three years from the date of closing (anticipated to be June 8, 1999) with interest rates for either "LIBOR" or "Base Rate" (Prime).

     On February 3, 1999, the Company sold $50 million of its Convertible Preferred Stock in a private placement to ONEOK, Inc. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the preferred stock are payable in cash at the rate of 8% per annum and are cumulative. The Company used the net proceeds from the transaction, approximately $46.3 million, to repay senior bank indebtedness.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from Proved Reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's capitalized costs exceeded the SEC PV-10 limitation utilizing prices in effect at March 31, 1999. However, as allowed by SEC rules, no write-down for impairment of oil and properties was required as a result of the increase in oil and gas prices subsequent to March 31, 1999. Significant downward revisions of quantity estimates or declines in oil and gas prices, which are not offset by other factors, could possibly result in write-down for impairment of oil and gas properties in the future.

Results of Operations for the Three Month Periods in 1999 and 1998

     The results of operations for the three month period ended March 31, 1999, included three months of operations for Spirit 76 and TEL, while the corresponding period in 1998 did not include any results of operations from these acquisitions. Unless otherwise stated, the increases in the 1999 interim period over the 1998 period were substantially the result of these acquisitions as well as the Company's drilling activities during the remainder of 1998.

     Oil and natural gas sales were $11,321,000, a seven percent increase over 1998 sales of $10,555,000. The Company sold 286,832 barrels of oil, a nine percent increase over 1998 sales of 262,428 barrels of oil, and 4,551,407 Mcf of gas, a 40% increase over 1998 sales of 3,261,217 Mcf. The price received for oil was $10.93 per barrel and for natural gas was $1.80 per Mcf in 1999 versus an oil price of $14.44 per barrel and a gas price of $2.07 per Mcf in 1998, representing a 24% decrease in oil price and a 13% decrease in gas price. Oil and natural gas production lifting costs decreased 13% to $3,193,000 in 1999 while production taxes and other costs decreased one percent to $1,465,000 in 1999 compared to 1998. The gross operating margin from oil and natural gas production was $6,663,000 in 1999, a 24% increase over 1998 operating margin of $5,380,000. On an equivalent unit basis, the gross margin was $1.06 per Mcfe in 1999 versus $1.11 in 1998, a 5% decrease. The sales price declined 17% to $1.80 per Mcfe in 1999 versus $2.18 per Mcfe while production lifting costs decreased to $0.51 per Mcfe in 1999 from $0.76 per Mcfe in 1998, a 33% decrease. Production taxes and other costs, including overhead, were $0.23 per Mcfe in 1999 versus $0.31 per Mcfe in 1998, a 26% decrease. Total Mcfe sold increased 30% to 6,272,399 Mcfe in 1999 from 4,835,785 Mcfe in 1998.

     Gas gathering, marketing, and processing revenues were $1,626,000 in the 1999 period, a 19% decrease from 1998 revenues of $2,005,000, principally as a result of the decline in natural gas and natural gas liquids prices. Costs from these activities were $1,276,000 in 1999, a 18% decrease from 1998 costs of $1,559,000. Gross operating margin was $350,000 in 1999 versus $446,000 in 1998, a 22% decrease. Gathering system throughput decreased six percent to 19,633 Mcf per day in 1999 compared to 20,899 Mcf per day in 1998. Natural gas plant processing throughput was 15,085 Mcf per day in 1999 versus 15,813 Mcf per day in 1998, a five percent decrease. Gross operating margin from gathering operations was $0.14 per Mcf of throughput in 1999 versus $0.12 per Mcf of throughput in 1998. The gross operating margin from natural gas processing was $0.06 per Mcf of throughput in 1999 versus $0.17 per Mcf of throughput in 1998.

     Revenues from oil field services and international sales were $158,000 in 1999 versus $193,000 in 1998. Operating costs decreased to $71,000 in 1999 from $99,000 in 1998. The gross operating margin was $87,000 in 1999 versus

$94,000 in 1998. Depreciation and depletion expense increased 33% to $5,148,000 in 1999 versus $3,875,000 in 1998. General and administrative expense was $686,000 in 1999, a 9% decrease from 1998. Operating profit decreased 2% to $1,266,000 in 1999 from $1,295,000 in 1998. The Company booked equity in loss of affiliate of $31,000 in 1999 versus $49,000 in 1998. Other income was $163,000 in 1999 versus $201,000 in 1998. Interest expense increased 49% to $6,317,000 in 1999 from $4,233,000 in 1998, due primarily to amortization of bridge loan fees on the Spirit 76 acquisition previously mentioned. The Company provided for no deferred income tax benefit on the loss before tax and minority interest of $4,919,000 in 1999 versus a benefit of $1,040,000 on a loss of $2,786,000 in
1998, due to a valuation allowance on utilization of deferred tax amounts in 1999. The Company reported a net loss of $5,795,000, or $0.29 per common share, in 1999 versus a loss of $1,966,000, or $0.09 per common share in 1998. The Company accrued $833,000 in dividends on its preferred stock in 1999 versus $219,000 in 1998.

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

     In September 1998, the Company announced a stock repurchase program of up to one million shares at a cost not to exceed $4 million. At December 31, 1998, the Company had repurchased 625,600 shares for approximately $1.9 million. In February 1999, the program was revised to remove the share limitation discussed above. Since December 31, 1998, the Company has purchased an additional 601,472 shares for approximately $1.7 million.

     In December 1998, the Company's 100% owned subsidiary, Bluebird, acquired for approximately $25 million, certain natural gas reserves and related assets from Spirit 76. Additionally, the Company capitalized Bluebird with 1,840,271 units of TEL Offshore Trust. To finance the Spirit 76 Acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The maturity date of the bridge loan facility, as amended, is May 31, 1999, and is non-recourse to the Company. Bluebird has secured a commitment for permanent financing from a bank providing for a revolving credit facility of $75 million with an initial borrowing base of $30 million, due three years from the date of closing (anticipated to be June 8, 1999) with interest rates for either "LIBOR" or "Base Rate" (Prime).

     In December 1998 the Company announced a letter of intent for a strategic alliance with ONEOK, Inc., to include the purchase by this company of $50 million of the Company's Convertible Preferred Stock. In February 1999 this transaction was consummated. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the Preferred Stock will be payable in cash beginning August of 1999 at the rate of 8% per annum and will be cumulative. The net proceeds of $46.3 million received from the sale of Preferred Stock was used to repay senior bank indebtedness.

     For the three months ended March 31, 1999, the Company had a net decrease in cash of $4.4 million. The Company's operating activities provided net cash of $1.0 million, principally from operating income before depreciation and depletion. The Company used $2.2 million in investing activities, principally for additions to property and equipment of $1.8 million. Financing activities used $3.2 million of cash, principally from the aggregate proceeds from the issuance of preferred stock of $46.3 million, less principal payments of $48.1 million on long-term debt. The Company also paid $219,000 in cash dividends on preferred stock and accrued an additional $614,000 for dividends earned through March 1999 but not payable until August 1999.

Capital Requirements

     For fiscal 1999, the Company has budgeted approximately $25 million for development and exploration activities, including $15 million for participation in a new drilling program in twelve separate OCS blocks in the shallow water shelf area of the Gulf of Mexico. Commencement of the drilling of the first well in this program was in May 1999. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. Due to the decline in oil prices experienced over the past year, the Company redirected a significant portion of its budgeted funds from oil projects to natural gas. As a result, actual capital expenditures may vary significantly from current expectations.

     On April 30, 1999, the Company executed an agreement to purchase from Vastar Resources, Inc. oil and gas reserves and related equipment, a gas processing plant and two gas gathering systems, located in Texas, Oklahoma and Arkansas for approximately $33.9 million. The closing is scheduled on or before June 8, 1999, with an April 1, 1999 effective date.

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $44 million as of March 31, 1999) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.

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

Inflation and Changes in Prices

     During 1997, the Company received lower oil prices (13%) and slightly lower gas prices (1%) for the natural resources produced from its properties. In 1998, the Company experienced a more significant erosion in prices of 28% for oil and 10% for gas. Due to the severity of the decline in commodity prices, the Company experienced a loss due primarily from the write-down of its full cost pool. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next 12 months. Subsequent to year-end 1998, oil prices rose significantly while gas prices declined slightly.

     The Company  markets  oil and gas for its own  account,  which  exposes the
Company to the attendant commodities risk. A substantial portion of the Company's gas production is currently sold to NGTS, LLC or end-users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

Hedging Activity

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At March 31, 1999, the Company had the following open contracts:


        Type               Volume/Month       Duration            Avg. Price
Oil
        Collar...........   15,000 Bbl      Apr 99 - Dec 99    Floor - $15.00
                                                               Cap -   $19.20
        Call Option......   15,000 Bbl      Apr 99 - Dec 99            $19.20
        Swap.............   15,000 Bbl      Apr 99 - Dec 99            $14.80
        Swap.............   15,000 Bbl      Apr 99 - Dec 99            $15.12
        Collar...........   15,000 Bbl      Apr 99 - Dec 99    Floor - $14.00
                                                               Cap -   $16.50
        Collar...........   15,000 Bbl      Apr 99 - Dec 99    Floor - $15.00
                                                               Cap -   $17.12
Gas
        Swap.............  600,000 MMBtu    Apr 99 - Oct 99          $   2.04
        Collar...........  300,000 MMBtu    Apr 99 - Oct 99   Floor - $  1.70
                                                              Cap -   $  2.05

     Net gains related to derivative transactions for the periods ended March 31, 1999 and 1998 were $1,444,000 and $724,000, respectively. At March 31, 1999, the unrealized loss from derivative transactions was $1,761,000.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                  March 31,                  December 31,
                                                                                    1999                         1998
                                                                                --------------------------------------------------
                                      ASSETS
Current Assets
         Cash and cash equivalents..............................................$      478                  $    4,853
         Restricted cash .......................................................     1,024                         459
         Accounts receivable
              Trade, net of allowance of $166 for 1999 and 1998.................     6,152                       5,686
              Due from affiliates...............................................        56                         310
         Notes receivable from affiliate........................................       690                         747
         Current portion of long-term notes receivable, net of allowance of $790
           for 1999 and 1998....................................................        57                          57
         Prepaid and other......................................................     1,187                       1,577
                                                                                --------------------------------------------------
               Total Current Assets.............................................     9,644                      13,689
                                                                                --------------------------------------------------
Property, Plant, and Equipment
         Oil and gas properties, full cost method
               Unproved.........................................................     1,737                       1,655
               Proved...........................................................   298,274                     296,545
         Pipelines..............................................................     9,147                       9,131
         Other property.........................................................     1,583                       1,554
                                                                                --------------------------------------------------

         Total Property, Plant and Equipment....................................   310,741                     308,885
               Accumulated depreciation, depletion, amortization and impairment.   (85,597)                    (80,449)
                                                                                --------------------------------------------------
         Net Property, Plant and Equipment......................................   225,144                     228,436
                                                                                --------------------------------------------------
Other Assets
         Deposits and other assets..............................................     6,260                       6,644
         Investment in unconsolidated affiliate.................................     4,235                       4,266
         Deferred tax asset ....................................................    13,351                      13,351
         Long-term notes receivable, net of imputed interest....................     1,221                         756
                                                                                --------------------------------------------------
         Total Assets                                                           $  259,855                  $  267,142
                                                                                --------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities.................................$   11,043                  $   11,821
         Dividends payable......................................................       833                         219
         Suspended revenue payable..............................................       583                         359
         Current maturities of long-term debt...................................        11                          13
         Notes payable..........................................................       -                         2,000
                                                                                --------------------------------------------------
               Total Current Liabilities........................................    12,470                      14,412
                                                                                --------------------------------------------------
Long-Term Liabilities
         Long-term debt, less current maturities................................   187,004                     231,007
         Production payment liability...........................................       551                         633
         Minority interest......................................................       141                          98
Commitments and Contingencies
Stockholders' Equity
         Preferred  stock -  $.001  par  value;  10,000,000  shares  authorized,
           216,000 designated as Series A; 80,000 issued and outstanding,
           liquidation amount $0................................................       -                           -
         1,000,000 designated as 1996 Series A Convertible; 1,000,000
           issued and outstanding, liquidation amount $10,000,000...............         1                           1
         50,000 designated as 1999 Series A 8% Convertible; 50,000 issued
           and outstanding, liquidation amount $50,000,000......................       -                           -
         Common Stock - $.002 par value; 50,000,000 shares authorized,
          21,738,320 shares issued..............................................        43                          43
         Additional paid-in capital.............................................   125,509                      80,000
         Accumulated other comprehensive income.................................    (1,557)                     (1,429)
         Accumulated deficit....................................................   (60,676)                    (55,714)
                                                                                --------------------------------------------------
                                                                                    63,320                      22,901
Treasury stock, at cost (1,655,979 and 1,054,507 shares
  of common stock, respectively)                                                    (3,631)                     (1,909)
                                                                                --------------------------------------------------
Total Stockholders' Equity......................................................    59,689                      20,992
                                                                                --------------------------------------------------
Total Liabilities and Stockholders' Equity......................................$  259,855                  $  267,142
                                                                                --------------------------------------------------
   The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                ----------------------------------------------------
                                                                                     1999                           1998
                                                                                ----------------------------------------------------
Operating Revenues:
   Oil and gas sales.......................................................     $     11,321                    $    10,555
   Gas gathering, marketing and processing.................................            1,626                          2,005
   Oil field services and international sales..............................              158                            193
                                                                                ----------------------------------------------------
         Total Operating Revenues..........................................           13,105                         12,753
                                                                                ----------------------------------------------------

Operating Costs and Expenses:
   Oil and gas production lifting costs....................................            3,193                          3,689
   Production taxes and other costs........................................            1,465                          1,486
   Gas gathering, marketing and processing.................................            1,276                          1,559
   Oil field services and international sales..............................               71                             99
   Depreciation, depletion and amortization................................            5,148                          3,875
   General and administrative..............................................              686                            750
                                                                                ----------------------------------------------------
         Total Operating Costs and Expenses................................           11,839                         11,458
                                                                                ----------------------------------------------------

Operating Profit...........................................................            1,266                          1,295

   Equity in earnings (loss) of affiliate, net of income tax...............              (31)                           (49)
   Other income............................................................              163                            201
   Interest expense........................................................           (6,317)                        (4,233)
                                                                                ----------------------------------------------------

Net Income (Loss) before income tax and minority interest..................           (4,919)                        (2,786)
   Benefit (Provision) for deferred income tax.............................              -                            1,040
                                                                                ----------------------------------------------------

Net Income (Loss) before minority interest.................................           (4,919)                        (1,746)
   Minority interest in subsidiary earnings (loss).........................              (43)                            (1)
                                                                                ----------------------------------------------------

Net Income (Loss)..........................................................           (4,962)                        (1,747)

   Dividends Applicable to Preferred Stock.................................             (833)                          (219)
                                                                                ----------------------------------------------------

Income (Loss) Applicable to Common Shares..................................     $     (5,795)                   $    (1,966)
                                                                                ----------------------------------------------------

Net Income (Loss)                                                               $     (4,962)                   $    (1,747)
Other Comprehensive Income, net of tax
   Unrealized Gain (Loss) on Investments...................................             (128)                           -
                                                                                ----------------------------------------------------
Comprehensive Income (Loss)                                                     $     (5,090)                   $    (1,747)
                                                                                ----------------------------------------------------

Income (Loss) per Common Share - Basic                                          $      (0.29)                   $     (0.09)
                                                                                ----------------------------------------------------
Income (Loss) per Common Share - Diluted                                        $      (0.29)                   $     (0.09)
                                                                                ----------------------------------------------------

Common Shares Used in Per Share Calculation
   Basic ..................................................................       20,282,674                     21,204,385
                                                                                ----------------------------------------------------
   Diluted ................................................................       20,282,674                     21,204,385
                                                                                ----------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       For the Period Ended March 31, 1999
                                   (Unaudited)
                             (dollars in thousands)


                                                        Preferred Stock           Common Stock              Treasury Stock
                                                      Shares        Amount       Shares     Amount         Shares      Amount
                                                   ----------------------------------------------------------------------------
Balance at December 31, 1998........................ 1,080,000      $    1      21,738,320  $   43       (1,054,507)   $(1,909)
                                                    ---------------------------------------------------------------------------
   Issuance of 1999 Series A 8% Convertible
     Preferred Stock, net of offering costs.........    50,000           -
   Purchase of treasury Stock.......................                                                       (601,472)    (1,722)
   Dividends declared or accrued on preferred
     stock..........................................
   Net income (loss)................................
   Unrealized (loss) on investment..................

                                                    ----------------------------------------------------------------------------

Balance at March 31, 1999........................... 1,130,000      $    1      21,738,320  $   43       (1,655,979)   $(3,631)
                                                    ----------------------------------------------------------------------------


                                                       Additional             Accumulated Other
                                                        Paid-In                Comprehensive            Accumulated
                                                        Capital                Income (Loss)             Deficit
                                                    ----------------------------------------------------------------------------
Balance at December 31, 1998........................   $  80,000                $  (1,429)               $  (55,714)
                                                    ----------------------------------------------------------------------------
   Issuance of 1999 Series A 8% Convertible
     Preferred Stock, net of offering costs.........      46,342
   Purchase of treasury Stock.......................
   Dividends declared or accrued on preferred
     stock..........................................        (833)
   Net income (loss)................................                                                         (4,962)
   Unrealized (loss) on investment..................                                 (128)
                                                    ----------------------------------------------------------------------------
Balance at March 31, 1999...........................   $ 125,509                $  (1,557)               $  (60,676)
                                                    ----------------------------------------------------------------------------
              The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------------
                                                                                    1999                    1998
                                                                                ----------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)............................................................$   (4,962)              $  (1,747)
   Adjustments to reconcile net income (loss) to cash provided by
   (used for) operating activities:
         Depreciation and depletion.............................................     5,148                   3,875
         Amortization of financing fees.........................................     1,414                     178
         Deferred income taxes..................................................       -                    (1,040)
         Equity in unconsolidated affiliate.....................................        31                      49
         Minority interest......................................................        43                       1
         Other..................................................................       -                         3
         Changes in certain assets and liabilities
                  Accounts and notes receivable.................................      (462)                  2,805
                  Other current assets..........................................       390                     643
                  Accounts payable and accrued liabilities......................      (554)                  3,742
                                                                                ----------------------------------------

   Net Cash Provided By (Used By) Operating Activities..........................     1,048                   8,509
                                                                                ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets.................................................       -                        93
   Additions to property and equipment..........................................    (1,834)                (17,375)
   Increase in deposits and other assets........................................       -                      (445)
   Loan made for promissory note receivable.....................................      (473)                    (35)
   Payments received on promissory note receivable .............................        66                      14
   Investment in unconsolidated affiliate.......................................       -                       (50)
                                                                                ----------------------------------------

   Net Cash Used In Investing Activities........................................    (2,241)                (17,798)
                                                                                ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment..........     4,000                  13,500
   Fees paid related to financing activities....................................      (931)                    -
   Payments of principal on long-term debt and production payment...............   (48,087)                 (2,537)
   Payment of short-term notes payable .........................................    (2,000)                    -
   Proceeds from issuance of preferred stock, net of offering costs.............    46,342                     -
   Purchase of treasury stock ..................................................    (1,722)                    -
   (Increase) Decrease in segregated funds for payment of notes payable ........      (565)                    -
   Cash dividends paid..........................................................      (219)                   (219)
                                                                                ----------------------------------------

   Net Cash Provided By (Used By) Financing Activities..........................    (3,182)                 10,744
                                                                                ----------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................    (4,375)                  1,455
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................     4,853                   3,030
                                                                                ----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................$      478               $   4,485
                                                                                ----------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations and comprehensive income for the three months ended March 31, 1999 and 1998, the consolidated statement of stockholder's equity for the period ended March 31, 1999 and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, changes in stockholder's equity and changes in cash flows for the three month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1998 annual report on Form 10-K for the Company. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird Energy, Inc. ("Bluebird"), are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird and inconsequential subsidiaries), and the Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined that such information is not material to investors. Except for Bluebird, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

NOTE 2 - RECENT EVENTS

     On February 3, 1999, the Company sold $50 million of its Convertible Preferred Stock in a private placement. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the preferred stock are payable in cash at the rate of 8% per annum and are cumulative. The Company used the net proceeds from the transaction, approximately $46.3 million, to repay senior bank debt.

     On February 17, 1999, the Company revised its previously announced stock repurchase program to spend up to $4 million without a share limitation. Subsequent to December 31, 1998, the Company repurchased 601,472 shares of its common stock for approximately $1.7 million.

     On April 30, 1999, the Company executed an agreement to purchase oil and gas reserves and related equipment, a gas processing plant and two gas gathering systems, located in Texas, Oklahoma and Arkansas for approximately $33.9 million. The closing is scheduled on or before June 8, 1999, with an April 1, 1999 effective date.

NOTE 3 - SEGMENT DATA

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1998
                                   (Unaudited)

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

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the periods ended March 31, 1999 and 1998 follows (in thousands):



                                                       Gas Gathering,
                                        Exploration &   Marketing &    Oil Field
   Three Months Ended March 31, 1999:     Production     Processing    Services    All Other  Elimination  Consolidated
   ----------------------------------     ----------     ----------    ---------   ---------  ----------- ---------------
Revenue from external customers........ $    11,321     $    1,626      $    158   $   -        $    -      $   13,105
Intersegment revenues..................         -            2,803         1,332       -          (4,135)          -
Depreciation, depletion and amortization      4,934            163            47         4                       5,148

Segment profit (loss)...................      1,029            150           671      (584)                      1,266
Equity earnings (losses) of affiliates..                                               (31)                        (31)
Interest expense........................                                            (6,317)                     (6,317)
Other income............................                                               163                         163
                                                                                                          ---------------
Loss before income taxes................                                                                    $   (4,919)
Provision for deferred income tax benefit                                              -                           -
Minority interest.......................                                               (43)                        (43)
                                                                                                          ---------------
Net loss................................                                                                    $   (4,962)
                                                                                                          ---------------

Segment assets..........................$   232,146     $   13,360      $  4,327   $10,022                  $  259,855
Equity subsidiary investments...........                                             4,235                       4,235
Capital expenditures (net of asset sales)     1,811             16            29       -                         1,856


  Geographic Information:      Revenues     Long-Lived Assets
  -----------------------      ---------    -----------------
United States..............  $   13,105       $     225,144
Foreign countries..........         -                   -
                            ---------------------------------
Total......................  $   13,105       $     225,144
                           ----------------------------------

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1998
                                   (Unaudited)




                                                       Gas Gathering,
                                        Exploration &   Marketing &    Oil Field
   Three Months Ended March 31, 1998:     Production     Processing    Services    All Other  Elimination    Consolidated
   ----------------------------------     ----------     ----------    ---------   ---------  -----------   ---------------
Revenue from external customers........ $    10,555     $     2,005    $    193    $    -       $   -          $  12,753
Intersegment revenues...................        -             3,086       1,059         -        (4,145)             -
Depreciation, depletion and amortization      3,673             163          34           5                        3,875

Segment profit (loss).................        1,173             298         239        (415)                       1,295
Equity earnings (losses) of affiliates..                                                (49)                         (49)
Interest expense........................                                             (4,233)                      (4,233)
Other income............................                                                201                          201
                                                                                                            ---------------
Loss before income taxes................                                                                       $  (2,786)
Provision for deferred income tax benefit                                             1,040                        1,040
Minority interest.......................                                                 (1)                          (1)
                                                                                                            ---------------
Net loss................................                                                                       $  (1,747)
                                                                                                            ---------------

Segment assets..........................$   229,217     $    14,945    $  6,244    $ 12,332                    $ 262,738
Equity subsidiary investments...........                                              4,343                        4,343
Capital expenditures (net of asset sales)    17,227              10          34         -                         17,271


  Geographic Information:      Revenues     Long-Lived Assets
  -----------------------      ---------    -----------------
United States..............    $  12,753      $    234,664
Foreign countries..........          -                 -
                             --------------------------------
Total......................    $  12,753      $    234,664
                             --------------------------------

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Number            Description of Exhibit

3.1 & 4.1         Articles of Incorporation (Incorporated by reference to
                  Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2         Articles of Amendment to Articles of Incorporation
                  (Incorporated by reference to Form 10-K for the year ended
                  December 31, 1990)
3.3 & 4.3         Articles of Amendment to Articles of Incorporation
                  (Incorporated by reference to Registration Statement on
                  Form SB-2, File No. 33-66190)
3.4 & 4.4         Articles of Amendment to Articles of Incorporation
                  (Incorporated by reference to Registration Statement on Form
                  S-3, File No. 333-30453)
3.5 & 4.5         By-Laws, as Amended (Incorporated by reference to Registration
                  Statement on Form SB-2, File No. 33-66190)
3.6 & 4.6         Certificate of Designation of 1996 Series A Preferred Stock
                  (Incorporated by reference to Form 8-K dated
                  December 26, 1996, filed January 3, 1997)
3.7 & 4.7         Amendment to Certificate of Designations for 1996 Series A
                  Convertible Preferred Stock (Incorporated by reference to
                  Registration Statement on Form S-3, File No. 333-30453)
3.8               &  4.8  Certificate  of  Designation  for  1999  Series  A  8%
                  Convertible Preferred Stock (Incorporated by reference to Form
                  8-K, dated February 3, 1999, filed February 11, 1999)
4.9               Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union
                  National Bank of North Carolina, as Trustee (Incorporated by reference to Registration Statement on Form S-4,
                  File No. 333-2290)
4.10              Supplemental Indenture dated January 27, 1999 between Magnum
                  Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee
                  (Incorporated by reference to Form 10-K for the year ended
                  December 31, 1998)
4.11              Form of 10% Senior Note due 2007 (Incorporated by reference to
                  Registration Statement on Form S-4, File No. 333-2290)
10.1              Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers Trust
                  Company, et al. (Incorporated by reference to Registration
                  Statement on Form S-4, File No. 333-2290)
10.2              First Amendment to Amended and Restated Credit Agreement,
                  dated April 30, 1997, between Magnum Hunter Resources, Inc.
                  and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.3              Second Amendment to Amended and Restated Credit Agreement,
                  dated April 30, 1997, between Magnum Hunter Resources, Inc.
                  and Bankers Trust Company, et al.(Incorporated by reference to Form 10-K for the year ended December 31, 1998)
10.4              Third Amendment to Amended and Restated Credit Agreement,
                  dated April 30, 1997, between Magnum Hunter Resources, Inc.
                  and Bankers Trust Company, et al.(Incorporated by reference to Form 10-K for the year ended December 31, 1998)
10.5              Employment Agreement for Gary C. Evans (Incorporated by
                  reference to Registration Statement on Form S-4,
                  File No. 333-2290)
10.6              Employment Agreement for Matthew C. Lutz (Incorporated by
                  reference to Registration Statement on Form S-4,
                  File No. 333-2290)
10.7              Stock Purchase Agreement among Magnum Hunter Resources, Inc.
                  and Trust Company of the West and TCW Asset Management
                  Company, in the capacities described herein, TCW Debt and Royalty Fund IVB and TCW Debt and Royalty Fund IVC, dated as of December 6, 1996 (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
10.8              Registration Rights Agreement, dated May 29, 1997, between
                  Magnum Hunter Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)

10.9              Purchase  and  Sale  Agreement,  dated  May 17,  1996  between
                  Meridian Oil, Inc. and ConMag Energy Corporation (Incorporated
                  by reference to Form 8-K, dated June 28, 1996,  filed July 12,
                  1996)
10.10             Purchase and Sale Agreement, dated February 27, 1997 among
                  Burlington Resources Oil and Gas Company, Glacier Park Company
                  and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated April 30, 1997, filed May 12, 1997)
10.11             Purchase and Sale Agreement between Magnum Hunter Resources,
                  Inc. , NGTS, et al., dated December 17, 1997  (Incorporated by reference to Form 8-K, dated December 17, 1997, filed
                  December 29, 1997)
10.12             Purchase and Sale Agreement dated November 25, 1998 between
                  Magnum Hunter Production, Inc. and Unocal Oil Company of
                  California (Incorporated by reference to Form 10-K for the year ended December 31, 1998)
10.13             Stock Purchase Agreement dated February 3, 1999 between ONEOK
                  Resources Company and Magnum Hunter Resources, Inc.
                  (Incorporated by reference to Form 8-K, dated
                  February 3, 1999, filed February 11, 1999)
27*               Financial Data Schedule

* Filed herewith.

     (B) Form 8-K's - An 8-K was filed on February 11, 1999 under Item 5. Other Events concerning the Company's closing various transactions with ONEOK, Inc. relating to ONEOK's purchase of $50 million of Convertible Preferred Stock of the Company, ONEOK's ability to market certain of the Company's natural gas production in the state of Oklahoma and ONEOK's ability to participate in future acquisitions of the Company in the state of Oklahoma.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                          May 14, 1999
  -------------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                             May 14, 1999
  -------------------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                      May 14, 1999
    -----------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                     May 14, 1999
   ------------------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary