Form 10-Q
period 1999-06-30
MAGNUM HUNTER RESOURCES INC
filed 1999-08-03
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

[   ]    Transition Report Under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934 For the Transition Period from .......... to ..........


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999: 20,107,877.

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

     On May 29, 1997, the Company placed, through a Rule 144A private placement offering, $140 million in Senior Notes due 2007. The Notes have a 10% coupon, with interest payable on June 1 and December 1, which commenced on December 1, 1997. Except for Bluebird Energy, Inc. ("Bluebird"), the Company's 100% owned subsidiary formed in December 1998, there is no restriction on the ability of any consolidated or unconsolidated subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances.

     On January 28, 1998, the Company commenced a cash purchase offer for Units of TEL Offshore Trust ("TEL"). Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company purchased 1,745,353 Units for $10.4 million pursuant to the tender offer and, together with the Units it previously owned, became the owner of approximately 40% of the total number of Units outstanding.

     On December 31, 1998, the Company through its newly formed 100% owned subsidiary, Bluebird, acquired from Spirit Energy 76 ("Spirit 76") natural gas reserves and associated assets in producing fields located in Oklahoma and Texas currently producing approximately 12 million cubic feet of natural gas equivalent per day. The net purchase price was approximately $25 million after certain purchase price adjustments, including preferential rights exercised by third parties and other customary adjustments. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust.
Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements. To finance the Spirit 76 acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The bridge loan was replaced on June 7, 1999 with permanent financing from banks providing for a revolving credit facility of $75 million with an initial borrowing base of $41.5 million, due three years from June 7, 1999 with interest rates based upon either "LIBOR" or "Base Rate" (Prime). The loan is non-recourse to the Company. In addition to retiring the bridge loan, a portion of the proceeds from the permanent financing was used to finance the acquisition of properties from Vastar Resources, Inc. ("Vastar") discussed below.

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

     On June 8, 1999, the Company acquired oil and gas reserves and related assets from Vastar for a total purchase price of $32.5 million after purchase price adjustments. The effective date of the acquisition was April 1, 1999. The acquisition included Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's SEC PV-10 property valuation at June 30, 1999 exceeded the capitalized costs at that date. Significant downward revisions of quantity estimates or declines in oil and gas prices, which are not offset by other factors, could possibly result in write-down for impairment of oil and gas properties in the future.

Results of Operations for the Three Month Periods in 1999 and 1998

     The results of operations for the three month period ended June 30, 1999, included three months of operations for Spirit 76 and one month of operations for Vastar, while the corresponding period in 1998 did not include any results of operations from these acquisitions. Unless otherwise stated, the increases in the 1999 interim period over the 1998 period were substantially the result of these acquisitions as well as the Company's drilling activities during the remainder of 1998.

     Oil and natural gas sales were $13,367,000, a 16% increase over 1998 sales of $11,509,000. The Company sold 298,000 barrels of oil, a six percent increase over 1998 sales of 281,000 barrels, and 4,594,000 Mcf of gas, a 31% increase over 1998 sales of 3,496,000 Mcf. The price received for oil was $14.40 per barrel and for natural gas was $1.98 per Mcf in 1999 versus an oil price of $13.21 per barrel and a gas price of $2.08 per Mcf in 1998, representing a nine percent increase in oil price and a five percent decrease in gas price. Oil and natural gas production lifting costs increased 20% to $3,624,000 in 1999 versus $3,012,000 in 1998 while production taxes and other costs decreased eight percent to $1,712,000 in 1999 from $1,864,000 in 1998. The gross operating margin from oil and natural gas production was $8,031,000 in 1999, a 21% increase over 1998 operating margin of $6,633,000. On an equivalent unit basis, the gross margin was $1.26 per Mcfe in 1999 versus $1.18 in 1998, a seven percent increase. The sales price declined one percent to $2.10 per Mcfe in 1999 versus $2.12 per Mcfe in 1998 while production lifting costs decreased to $0.57 per Mcfe in 1999 from $0.58 per Mcfe in 1998, a two percent decrease. Production taxes and other costs, including overhead, were $0.27 per Mcfe in 1999 versus $0.36 per Mcfe in 1998, a 25% decrease. Total Mcfe sold increased 23% to 6,380,000 Mcfe in 1999 from 5,183,000 Mcfe in 1998.

     Gas gathering, marketing, and processing revenues were $1,851,000 in the 1999 period, a 24% increase from 1998 revenues of $1,491,000, principally as a result of an increase in processing throughput and in natural gas liquids prices. Costs from these activities were $1,306,000 in 1999, a one percent increase over 1998 costs of $1,293,000. Gross operating margin was $545,000 in 1999 versus $198,000 in 1998, a 175% increase. Gathering system throughput decreased six percent to 19,453 Mcf per day in 1999 compared to 20,750 Mcf per day in 1998. Natural gas plant processing throughput was 16,145 Mcf per day in 1999 versus 14,813 Mcf per day in 1998, a nine percent increase. Gross operating margin from gathering operations was $0.17 per Mcf in 1999 versus $0.08 per Mcf in 1998. The gross operating margin from natural gas processing was $0.15 per Mcf in 1999 versus $0.03 per Mcf in 1998.

     Revenues from oil field services and international sales were $141,000 in 1999 versus $261,000 in 1998. Operating costs decreased to $65,000 in 1999 from $141,000 in 1998. The gross operating margin was $76,000 in 1999 versus $120,000 in 1998. Depreciation and depletion expense increased 11% to $5,467,000 in 1999 versus $4,941,000 in 1998. General and administrative expense was $646,000 in 1999, a 14% decrease from $750,000 in 1998. Operating profit increased 102% to $2,539,000 in 1999 from $1,260,000 in 1998. The Company booked equity in loss of affiliate of $66,000 in 1999 versus a $4,000 gain in 1998. Other income was $125,000 in 1999 versus $182,000 in 1998. Interest expense increased eight percent to $4,894,000 in 1999 from $4,518,000 in 1998. The Company provided for no deferred income tax benefit on the loss before tax and minority interest of $2,296,000 in 1999 versus a benefit of $1,169,000 on a loss of $3,072,000 in
1998, due to a valuation allowance on utilization of deferred tax benefits in 1999. The Company reported a net loss applicable to common shares of $3,555,000, or $0.18 per common share in 1999 versus a loss of $2,134,000, or $0.10 per common share in 1998. The Company accrued $1,215,000 in dividends on its preferred stock in 1999 versus $219,000 in 1998.

Results of Operations for the Six Month Periods in 1999 and 1998

     As discussed above, the Company acquired its interest in Tel in March 1998, completed the Spirit 76 acquisition in December 1998, and completed the Vastar acquisition in June 1999. Unless otherwise stated, the increases in the 1999 interim period over the 1998 interim period were a result of these acquisitions as well as the Company's 1998 drilling program.

     Oil and natural gas sales were $24,688,000 in 1999, a 12% increase over the 1998 amount of $22,064,000. The Company sold 584,000 barrels of oil versus 544,000 barrels, a seven percent increase, and 9,146,000 Mcf of gas versus 6,757,000 Mcf, a 35% increase, in 1999 as compared to 1998. The price received for oil was $12.70 per barrel and for gas was $1.89 per Mcf in 1999, representing an eight percent decrease in oil price and a nine percent decrease in gas price compared to 1998. Oil and gas sales for the 1998 period also included $541,000 resulting from the settlement of gas imbalances with another producer on several of the Company's gas wells. Oil and natural gas production lifting costs increased two percent to $6,817,000 while production taxes and other costs decreased five percent to $3,177,000 in 1999 over 1998. The gross operating margin from oil and natural gas production was $14,694,000 in 1999 versus $12,013,000 in 1998, a 22% increase. On an equivalent unit basis, the gross margin was $1.16 per Mcfe in 1999, a one percent increase. The sales price declined 9% to $1.95 per Mcfe while production lifting costs decreased 19% to $0.54 per Mcfe in 1999. Production taxes and other costs including overhead, were $0.25 per Mcfe in 1999, a 24% decrease from 1998. The overall increase in the gross operating margin in 1999 compared to 1998 was principally due to a 26% increase in Mcfe sold to 12,652,000 Mcfe from 10,019,000 Mcfe.

     Gas gathering, marketing, and processing revenues were $3,477,000 in the 1999 period, a one percent decrease from 1998, principally due to lower prices received for natural gas and natural gas liquids. Costs from these activities were $2,582,000 in 1999, a nine percent decrease principally due to lower gas prices. Gross operating margin was $895,000 in 1999, a 39% increase. The increase in gross operating margin was due to increased marketing margins and more favorable processing economics. Gathering system throughput decreased six percent to 19,546 Mcf per day in 1999. Natural gas plant processing throughput increased two percent to 15,618 Mcf per day in 1999. Gross operating margin from gathering and marketing operations was $0.16 per Mcf in 1999, a 62% increase. The gross operating margin from natural gas processing was $0.11 per Mcf in 1999, a nine percent increase.

     Revenues from oil field services and international sales were $299,000 in 1999 versus $454,000 in 1998. Operating costs decreased to $136,000 in 1999 from $240,000 in 1998. The gross operating margin from these activities decreased by 24% to $163,000 in 1999 versus the 1998 period.

     Depreciation and depletion expense increased 20% to $10,615,000 in 1999 primarily due to the increase in production as a result of acquisitions. General and administrative expense was $1,332,000 in 1999, an 11% decrease over 1998.

     Operating profit increased 49% to $3,805,000 in 1999 from 1998. Equity in loss of affiliate was $97,000 in 1999 versus a loss of $45,000 in 1998. Other income decreased 25% to $288,000 in 1999 versus $383,000 in 1998. Interest expense increased 28% to $11,211,000 in 1999 due to increased levels of borrowing under the Company's revolving credit lines with banks. The Company incurred a net loss before income tax and minority interest of $7,215,000 in 1999, versus a $5,858,000 loss in 1998, principally due to lower oil and natural gas prices, interest expense on the acquisitions exceeding operating income and a higher charge for depreciation and depletion. The Company did not provide for a deferred income tax benefit on the 1999 period loss due to its inability to predict future tax utilization of its net operations loss carryforward. In the 1998 period, the Company provided for a tax loss benefit of $2,209,000.

     Minority interest in subsidiary increased to $87,000 in the 1999 period from $13,000 in the 1998 period. The net loss for the 1999 period was $7,302,000 versus a net loss of $3,662,000 for the 1998 period. The Company accrued dividends of $2,049,000 on its preferred stock in 1999 versus $438,000 in 1998 due to the increase in preferred stock in the first quarter of 1999. The net loss applicable to common shareholders was $9,351,000 ($0.46 per share) in 1999 compared to a net loss of $4,100,000 ($0.19 per share) in 1998.

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

     In December 1998, the Company's 100% owned subsidiary, Bluebird, acquired for approximately $25 million, certain natural gas reserves and related assets from Spirit 76. Additionally, the Company capitalized Bluebird with 1,840,271 units of TEL Offshore Trust. To finance the Spirit 76 acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The bridge loan was replaced on June 7, 1999 with permanent financing from banks providing for a revolving credit facility of $75 million with an initial borrowing base of $41.5 million, due three years from the date of closing with interest rates based upon either "LIBOR" or "Base Rate" (Prime). The loan is non-recourse to the Company. In addition to retiring the bridge loan, a portion of the proceeds from the permanent financing was used to finance the acquisition of properties from Vastar discussed below.

     In December 1998, the Company announced a letter of intent for a strategic alliance with ONEOK Resources Company, to include the purchase by this company of $50 million of the Company's Convertible Preferred Stock. In February 1999, this transaction was consummated. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the Preferred Stock will be payable in cash beginning August of 1999 at the rate of 8% per annum and will be cumulative. The net proceeds of $46.3 million received from the sale of Preferred Stock was used to repay senior bank indebtedness.

     On June 8, 1999, the Company acquired oil and gas reserves and related assets from Vastar for a total purchase price of $32.5 million after purchase price adjustments. The effective date of the acquisition was April 1, 1999. The acquisition included Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas.

     For the six months ended June 30, 1999, the Company had a net decrease in cash of $3.7 million. The Company's operating activities used net cash of $1.4 million, principally from an increase in accounts receivable and a decrease in accounts payable. The Company used $41.2 million in investing activities, principally for additions to property and equipment of $40.8 million. Financing activities provided $38.9 million of cash, principally from the aggregate proceeds from the issuance of preferred stock of $46.3 million. The Company also paid $438,000 in cash dividends on preferred stock and accrued an additional $1,611,000 for dividends earned through June 1999 but not payable until August 1999.

Capital Requirements

     For fiscal 1999, the Company has budgeted approximately $25 million for development and exploration activities, including $15 million for participation in a new drilling program in twelve separate outer continental shelf blocks in the shallow water area of the Gulf of Mexico. Commencement of the drilling of the first well in this program was in May 1999. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. Due to the decline in oil prices experienced over the past year, the Company redirected a significant portion of its budgeted funds from oil projects to natural gas. As a result, actual capital expenditures may vary significantly from current expectations.

     On June 8, 1999, the Company purchased from Vastar oil and gas reserves and related equipment, a gas processing plant and two gas gathering systems, located in Texas, Oklahoma and Arkansas for approximately $32.5 million after purchase price adjustments.

     On June 8, 1999, the Company's borrowing base under its revolving credit line was reduced from $65 million to $60 million as a result of the December 31, 1998 reserve engineering report.

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $11.5 million as of June 30, 1999) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest and dividend payments for the foreseeable future.

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

Inflation and Changes in Prices

     During 1998, the Company experienced a significant erosion in prices for oil (28%) and for natural gas (10%). Due to the severity of the decline in commodity prices, the Company experienced a loss due primarily from the write-down of its full cost pool in December 1998. While oil prices recovered somewhat during the second quarter of 1999, prices for the first six months of 1999 were still significantly lower than the comparable 1998 period. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next 12 months.

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

Market Risk Disclosures

Fixed and Variable Debt

     The Company has fixed rate bond debt and variable bank debt in its debt portfolio. On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to a floating rate debt over the next three years and to effectively lower interest expense over the next twelve months. The effect of these transactions, which are discussed under Interest Rate Swaps below, will be to save approximately $420,000 in interest expense over the next twelve months. Thereafter, the economic impact depends on whether or not variable (LIBOR) rates increase significantly.

Hedging Activity

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and natural gas prices. At June 30, 1999, the Company had the following open contracts:


           Type              Volume/Month           Duration        Avg. Price
Oil
         Collar...........    15,000 Bbl        July 99 - Dec 99  Floor - $15.00
                                                                  Cap -   $19.20
         Option...........    15,000 Bbl        July 99 - Dec 99          $19.20
         Swap (1).........    15,000 Bbl        July 99 - Dec 99          $14.80
         Swap.............    15,000 Bbl        July 99 - Dec 99          $15.12
         Collar (1).......    15,000 Bbl        July 99 - Dec 99  Floor - $14.00
                                                                  Cap -   $16.50
         Collar...........    15,000 Bbl        July 99 - Dec 99  Floor - $15.00
                                                                  Cap -   $17.12
Gas
         Swap.............   600,000 MMBtu      July 99 - Oct 99          $ 2.04
         Collar (2).......   300,000 MMBtu      July 99 - Oct 99 Floor -  $ 1.70
                                                                 Cap -    $ 2.05
         Collar ..........   300,000 MMBtu       Apr 00 - Oct 00 Floor -  $ 1.80
                                                                 Cap -    $ 2.25

         (1) Hedges were modified on July 12, 1999 by rolling both into a new swap of 30,000 Bbls/month from August 1999 through December 2000 at a fixed price of $17.60/Bbl, with an option granted to the counterparty for any month between August 1999 and December 1999 in which oil prices average below $16.50/Bbl whereby the hedge would not be effective for that period. In addition, the counterparty was granted an option exercisable on December 30, 1999 to cancel the swap for calendar year 2000.

         (2) The counterparty was granted an option exercisable on October 22, 1999 to continue the hedge for the period November 1999 through March 2000 for 300,000 MMBtu's per month with a floor price of $2.00/MMBtu and a ceiling price of $2.32/MMBtu.

     Net gains or losses related to derivative transactions for the three month periods ended June 30, 1999 and 1998 were a loss of $358,000 and a gain of $517,000, respectively. For the six month periods ending June 30, 1999 and 1998, the gains were $1,085,000 and $1,244,000, respectively. At June 30, 1999, the unrealized loss from derivative transactions was $722,330.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the federal reserve and to effectively lower interest rate expense over the next twelve months.

             Type                   Notional Amount       Termination Date          Pay Rate        Receive Rate
Pay Variable/Receive Fixed            $50,000,000             06/01/02             LIBOR + 3.34%     10% fixed
                                                                                 through 05/31/00

                                                                                   LIBOR + 3.69%
                                                                                 from 06/01/00 to
                                                                                      06/01/02
Pay Fixed/Receive Variable            $50,000,000             06/01/00              9.16% fixed      LIBOR + 3.34%

     The pay variable/receive fixed swap has an early termination provision granting the counterparty the right to terminate the swap on June 1, 2000, in exchange for a fee payment to the Company of $125,000. As a result of these two swaps, the Company will save approximately $420,000 in interest expense during the first twelve months. Thereafter, the economic impact depends on whether or not LIBOR rates increase significantly.

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

     The Company has completed in-house testing of the core systems and non-information technology. The vast majority of all systems tested adequately address possible Year 2000 scenarios. The Company has developed plans to remedy the systems which do not adequately address the Year 2000 issues. All systems are expected to be fully Year 2000 compliant by the end of the third quarter of 1999.

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

     The Company's core business consists primarily of oil and gas acquisitions, development and exploration activities. The equipment that is deemed "mission critical" to the Company's activities requires external power sources such as electricity supplied by third parties. Although the Company maintains limited on-site secondary power sources such as generators, it is not economically feasible to maintain secondary power supplies for any major component of its "mission critical" equipment. Therefore, the most reasonable likely worst case Year 2000 scenario for the Company would involve a disruption of third party supplied electrical power, which would result in a substantial decrease in the Company's oil production. Such event could result in a business interruption that could materially affect the Company's operations, liquidity or capital resources.

     The Company has initiated the third party integration phase and will continue to have formal communications with its significant suppliers, business partners and key customers to determine the extent to which the Company is vulnerable to either the third parties or its own failure to correct their Year 2000 issues. The Company has been communicating with such third parties to keep them informed of the Company's internal assessment of its Year 2000 review and plans. This portion of the review and discussions with third parties have provided certain favorable representations as to their Year 2000 readiness and received similar representations from the Company. There can be no guarantee that the systems of the other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems. However, after reviewing and estimating the effects of such events, the Company's contingency plan involves identifying and arranging for other vendors, purchasers and third party contractors to provide such services, if necessary, in order to maintain its normal operations.

     The Company has, and will continue to, utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established a new model for accounting for derivatives and hedging activities. SFAS No. 133, which will be effective for the Company's fiscal year 2001, requires that all derivatives be recognized in the balance sheet as either assets or liabilities and measured at fair value. The Statement also requires that changes in fair value be reported in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the effect of the adoption of the Statement on its consolidated financial position and results of operations.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                June 30,              December 31,
                                                                                  1999                   1998
                                                                                ----------------------------------------------------
                                      ASSETS
Current Assets
         Cash and cash equivalents..............................................$     1,167            $    4,853
         Restricted cash .......................................................        976                   459
         Accounts receivable
              Trade, net of allowance of $166 for 1999 and 1998.................      8,799                 5,686
              Due from affiliates...............................................         61                   310
         Notes receivable from affiliate........................................        688                   747
         Current portion of long-term notes receivable, net of allowance of $790
           for 1999 and 1998....................................................         57                    57
         Prepaid and other......................................................      1,091                 1,577
                                                                                ----------------------------------------------------
               Total Current Assets.............................................     12,839                13,689
                                                                                ----------------------------------------------------

Property, Plant, and Equipment
         Oil and gas properties, full cost method
               Unproved.........................................................      4,989                 1,655
               Proved...........................................................    333,919               296,545
         Pipelines..............................................................      9,161                 9,131
         Other property.........................................................      1,686                 1,554
                                                                                ----------------------------------------------------

         Total Property, Plant and Equipment....................................    349,755               308,885
               Accumulated depreciation, depletion, amortization and impairment.    (91,064)              (80,449)
                                                                                ----------------------------------------------------

         Net Property, Plant and Equipment......................................    258,691               228,436
                                                                                ----------------------------------------------------

Other Assets
         Deposits and other assets..............................................      6,540                 6,644
         Investment in unconsolidated affiliate.................................      4,169                 4,266
         Deferred tax asset ....................................................     13,351                13,351
         Long-term notes receivable, net of imputed interest....................      1,222                   756
                                                                                ----------------------------------------------------

         Total Assets                                                           $   296,812            $  267,142
                                                                                ----------------------------------------------------


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities.................................$     7,528            $   11,821
         Dividends payable......................................................      1,830                   219
         Suspended revenue payable..............................................        721                   359
         Current maturities of long-term debt...................................         11                    13
         Notes payable..........................................................        -                   2,000
                                                                                ----------------------------------------------------

               Total Current Liabilities........................................     10,090                14,412
                                                                                ----------------------------------------------------

Long-Term Liabilities
         Long-term debt - with recourse, less current maturities................    188,501               231,007
         Long-term debt - nonrecourse...........................................     41,500                   -
         Production payment liability...........................................        571                   633
         Minority interest......................................................        185                    98
Commitments and Contingencies
Stockholders' Equity
         Preferred  stock -  $.001  par  value;  10,000,000  shares  authorized,
           216,000 designated as Series A; 80,000 issued and outstanding,
           liquidation amount $0................................................        -                     -
         1,000,000 designated as 1996 Series A Convertible; 1,000,000
           issued and outstanding, liquidation amount $10,000,000...............          1                     1
         50,000 designated as 1999 Series A 8% Convertible; 50,000 issued
           and outstanding, liquidation amount $50,000,000......................        -                     -
         Common Stock - $.002 par value; 50,000,000 shares authorized,
           21,738,320 shares issued.............................................         43                    43
         Additional paid-in capital.............................................    124,253                80,000
         Accumulated other comprehensive income.................................     (1,685)               (1,429)
         Accumulated deficit....................................................    (63,016)              (55,714)
                                                                                ----------------------------------------------------

                                                                                     59,596                22,901
Treasury stock, at cost (1,630,443 and 1,054,507 shares of common stock,
  respectively)                                                                      (3,631)               (1,909)
                                                                                ----------------------------------------------------

Total Stockholders' Equity......................................................     55,965                20,992
                                                                                ----------------------------------------------------

Total Liabilities and Stockholders' Equity......................................$   296,812            $  267,142
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



                                                                        Three Months Ended                    Six Months Ended
                                                                             June 30,                             June 30,
                                                              ----------------------------------------------------------------------

                                                                     1999                1998               1999          1998
                                                              ----------------------------------------------------------------------
Operating Revenues:
   Oil and gas sales.........................................     $    13,367        $    11,509          $   24,688   $     22,064
   Gas gathering, marketing and processing...................           1,851              1,491               3,477          3,496
   Oil field services and international sales................             141                261                 299            454
                                                              ----------------------------------------------------------------------
        Total Operating Revenues.............................          15,359             13,261              28,464         26,014
                                                              ----------------------------------------------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs......................           3,624              3,012               6,817          6,701
   Production taxes and other costs..........................           1,712              1,864               3,177          3,350
   Gas gathering, marketing and processing...................           1,306              1,293               2,582          2,852
   Oil field services and international sales................              65                141                 136            240
   Depreciation and depletion................................           5,467              4,941              10,615          8,816
   General and administrative................................             646                750               1,332          1,500
                                                              ----------------------------------------------------------------------
        Total Operating Costs and Expenses...................          12,820             12,001              24,659         23,459
                                                              ----------------------------------------------------------------------
Operating Profit ............................................           2,539              1,260               3,805          2,555

   Equity in earnings (loss) of affiliate, net of income tax.             (66)                 4                 (97)           (45)
   Other income..............................................             125                182                 288            383
   Interest expense..........................................          (4,894)            (4,518)            (11,211)        (8,751)
                                                              ----------------------------------------------------------------------
Net Loss before income tax and minority interest.............          (2,296)            (3,072)             (7,215)        (5,858)
   Benefit for deferred income tax...........................             -                1,169                 -            2,209
                                                              ----------------------------------------------------------------------
Net Loss before minority interest............................          (2,296)            (1,903)             (7,215)        (3,649)
   Minority interest in subsidiary earnings .................             (44)               (12)                (87)           (13)
                                                              ----------------------------------------------------------------------
Net Loss.....................................................          (2,340)            (1,915)             (7,302)        (3,662)

   Dividends Applicable to Preferred Stock...................          (1,215)              (219)             (2,049)          (438)
                                                              ----------------------------------------------------------------------
Loss Applicable to Common Shares............................. $        (3,555)       $    (2,134)         $   (9,351)     $  (4,100)
                                                              ----------------------------------------------------------------------
Net Loss..................................................... $        (2,340)       $    (1,915)         $   (7,302)     $  (3,662)

Other Comprehensive Loss, net of tax
   Unrealized Loss on Investments............................            (129)               -                  (256)           -
                                                              ----------------------------------------------------------------------
Comprehensive Loss........................................... $        (2,469)       $    (1,915)         $   (7,558)    $   (3,662)
                                                              ----------------------------------------------------------------------
Loss per Common Share - Basic                                 $         (0.18)       $     (0.10)         $    (0.46)         (0.19)
                                                              ----------------------------------------------------------------------
Loss per Common Share - Diluted                               $         (0.18)       $     (0.10)         $    (0.46)         (0.19)
                                                              ----------------------------------------------------------------------
Common Shares Used in Per Share Calculation..................
   Basic.....................................................      20,100,862         21,214,239          20,191,265     21,209,339
                                                              ----------------------------------------------------------------------
   Diluted...................................................      20,100,862         21,214,239          20,191,265     21,209,339
                                                              ----------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       For the Period Ended June 30, 1999
                                   (Unaudited)
                             (dollars in thousands)



                                                        Preferred Stock             Common Stock               Treasury Stock
                                                       Shares     Amount          Shares     Amount          Shares      Amount
                                                    --------------------------------------------------------------------------------

Balance at December 31, 1998........................  1,080,000   $    1        21,738,320   $   43        (1,054,507)   $ (1,909)
                                                    --------------------------------------------------------------------------------
   Issuance of 1999 Series A 8% Convertible
     Preferred Stock, net of offering costs.........     50,000        -
   Exercise of employees' common stock options......                                                           25,536           -
  Purchase of treasury stock.......................                                                         (601,472)     (1,722)
   Dividends declared or accrued on preferred
     stock..........................................
   Net income (loss)................................
  Unrealized (loss) on investment..................

                                                    --------------------------------------------------------------------------------

Balance at June 30, 1999............................  1,130,000   $    1        21,738,320   $   43        (1,630,443)   $ (3,631)
                                                    --------------------------------------------------------------------------------

                                                             Paid-In            Comprehensive          Accumulated
                                                             Capital            Income (Loss)            Deficit
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1998........................        $  80,000           $     (1,429)          $   (55,714)
                                                    --------------------------------------------------------------------------------
   Issuance of 1999 Series A 8% Convertible
     Preferred Stock, net of offering costs.........           46,283
   Exercise of employees' common stock options......               19
   Purchase of treasury stock.......................
   Dividends declared or accrued on preferred
     stock..........................................           (2,049)
   Net income (loss)................................                                                        (7,302)
   Unrealized (loss) on investment..................                                    (256)
                                                    --------------------------------------------------------------------------------
Balance at June 30, 1999............................        $ 124,253           $     (1,685)          $   (63,016)
                                                    --------------------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                   -------------------------------------------------
                                                                                             1999                1998
                                                                                   -------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)............................................................         $   (7,302)        $   (3,662)
   Adjustments to reconcile net income (loss) to cash provided by
   (used for) operating activities:
        Depreciation and depletion..............................................             10,615              8,816
        Amortization of financing fees..........................................              1,611                357
        Deferred income taxes...................................................                -               (2,209)
        Equity in unconsolidated affiliate......................................                 97                 45
        Minority interest.......................................................                 87                 13
        Other...................................................................                -                    2
        Changes in certain assets and liabilities
              Accounts and notes receivable.....................................             (3,114)             4,722
              Other current assets..............................................                486                 94
              Accounts payable and accrued liabilities..........................             (3,830)              (624)
                                                                                   -------------------------------------------------

   Net Cash Provided By (Used By) Operating Activities..........................             (1,350)             7,554
                                                                                   -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets.................................................                -                  318
   Additions to property and equipment..........................................            (40,825)           (26,374)
   Increase in deposits and other assets........................................                -               (2,511)
   Loan made for promissory note receivable.....................................               (473)               (40)
   Payments received on promissory note receivable .............................                 66                 28
   Investment in unconsolidated affiliate.......................................                -                  (50)
                                                                                   -------------------------------------------------

   Net Cash Used In Investing Activities........................................            (41,232)           (28,629)
                                                                                   -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment..........             78,000             25,500
   Fees paid related to financing activities....................................             (1,659)               -
   Payments of principal on long-term debt and production payment...............            (79,070)            (3,836)
   Payment of short-term notes payable .........................................             (2,000)               -
   Proceeds from issuance of common and preferred stock, net of offering costs..             46,302                 12
   Purchase of treasury stock ..................................................             (1,722)               -
   Increase in segregated funds for payment of notes payable ...................               (517)               -
   Cash dividends paid..........................................................               (438)              (438)
                                                                                   -------------------------------------------------

   Net Cash Provided By (Used By) Financing Activities..........................             38,896             21,238
                                                                                   -------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................             (3,686)               163
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................              4,853              3,030
                                                                                   -------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................         $    1,167         $    3,193
                                                                                   -------------------------------------------------


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 1999 and 1998, the consolidated statement of stockholder's equity for the period ended June 30, 1999 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, changes in stockholder's equity and changes in cash flows for the three and six month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1998 annual report on Form 10-K for the Company. The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the operating results for the full year.

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

     On June 8, 1999, Bluebird entered into a $75 million Senior Secured Revolving Credit Facility with certain banks. The revolving line of credit has an initial borrowing base of $41.5 million and is non-recourse to the Company and its other subsidiaries. The new facility refinanced a bridge loan facility used to acquire properties in December 1998.

     On June 9, 1999, the Company executed an agreement with an April 1, 1999 effective date to purchase oil and gas reserves and related equipment, a gas processing plant and two gas gathering systems, located in Texas, Oklahoma and Arkansas for approximately $32.5 million after purchase price adjustments.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1999
                                   (Unaudited)

     On July 16, 1999, the Company issued a total of 10,512,150 warrants on the basis of one warrant for every three common shares owned, .63492 warrants for every share of 1996 Series A Convertible Preferred Stock owned and 63.492 warrants for every share of 1999 Series A 8% Convertible Preferred Stock owned. The warrants have an exercise price of $6.50 per share, expire on June 30, 2002 and are redeemable by the Company at any time at $.01 per share. The warrants are publicly traded.

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the two gathering systems and one natural gas liquids processing plant in two geographic areas that are aggregated. The Oil Field Services segment has seven geographic areas that are aggregated. The reason for aggregating the segments, in each case, was due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the periods ended June 30, 1999 and 1998 follows (in thousands):


                                                        Gas Gathering,
                                         Exploration &   Marketing &    Oil Field
   Three Months Ended June 30, 1999:      Production     Processing      Services    All Other    Elimination    Consolidated
   ---------------------------------      ----------     ----------     ---------    ---------    -----------    ------------
Revenue from external customers........   $    13,367    $    1,851     $    141     $   -        $      -       $    15,359
Intersegment revenues...................          -           3,368        1,391         -            (4,759)            -
Depreciation, depletion, amortization and
   impairment ..........................        5,251           163           49           4                           5,467

Segment profit (loss).................          2,052           321          821        (655)                          2,539
Equity earnings (losses) of affiliates..                                                 (66)                            (66)
Interest expense........................                                              (4,894)                         (4,894)
Other income............................                                                 125                             125
                                                                                                                 ------------

Loss before income taxes................                                                                         $    (2,296)
Benefit for deferred income tax.........                                                 -                               -
Minority interest.......................                                                 (44)                            (44)
                                                                                                                 ------------

Net loss................................                                                                         $    (2,340)
                                                                                                                 ------------


Capital expenditures (net of asset sales) $    38,897    $       14     $    103     $   -                       $    39,014

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1999
                                   (Unaudited)


                                                        Gas Gathering,
                                         Exploration &   Marketing &    Oil Field
   Three Months Ended June 30, 1998:      Production     Processing     Services    All Other     Elimination    Consolidated
   ---------------------------------      ----------     ----------     ---------   ---------     -----------    ------------
Revenue from external customers........   $  11,509       $  1,491      $    261     $     -       $    -         $ 13,261
Intersegment revenues..................          -           3,112         1,124           -         (4,236)           -
Depreciation, depletion, amortization and
   impairment...........................      4,733            164            41           3                         4,941

Segment profit (loss).................        1,404            (11)          194        (327)                        1,260
Equity earnings (losses) of affiliates..                                                   4                             4
Interest expense........................                                              (4,518)                       (4,518)
Other income............................                                                 182                           182
                                                                                                                  ---------------

Loss before income taxes................                                                                          $ (3,072)
Benefit for deferred income tax ........                                               1,169                         1,169
Minority interest.......................                                                 (12)                          (12)
                                                                                                                  ----------------

Net loss................................                                                                          $ (1,915)
                                                                                                                  ----------------


Capital expenditures (net of asset sales) $   9,965      $     19        $   116    $      -                      $ 10,100


                                                         Gas Gathering,
                                         Exploration &   Marketing &    Oil Field
    Six Months Ended June 30, 1999:       Production     Processing     Services    All Other  Elimination   Consolidated
    -------------------------------       ----------     ----------     ---------   ---------  -----------   ------------
Revenue from external customers........   $  24,688       $  3,477      $   299     $   -      $    -        $  28,464
Intersegment revenues...................         -           6,171        2,723         -         (8,894)           -
Depreciation, depletion, amortization and
   impairment...........................     10,185            326           96           8                     10,615

Segment profit (loss).................        3,081            471        1,492      (1,239)                     3,805
Equity earnings (losses) of affiliates..                                                (97)                       (97)
Interest expense........................                                            (11,211)                   (11,211)
Other income............................                                                288                        288
                                                                                                          --------------------------

Loss before income taxes................                                                                  $     (7,215)
Benefit for deferred income tax ........                                                                             -
Minority interest.......................                                                (87)                       (87)
                                                                                                          --------------------------

Net loss................................                                                                  $     (7,302)
                                                                                                          --------------------------


Capital expenditures (net of asset sales  $   40,708     $      30       $  132     $   -                 $     40,870

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1999
                                   (Unaudited)



                                                         Gas Gathering,
                                         Exploration &    Marketing &    Oil Field
    Six Months Ended June 30, 1998:       Production      Processing     Services    All Other  Elimination  Consolidated
    -------------------------------       ----------      ----------     ---------   ---------  -----------  ------------
Revenue from external customers........   $   22,064       $ 3,496        $   454     $   -       $   -       $  26,014
Intersegment revenues..................          -           6,198          2,183         -        (8,381)          -
Depreciation, depletion, amortization and
   impairment...........................       8,406           327             75          8                      8,816

Segment profit (loss).................         2,577           287            433       (742)                     2,555
Equity earnings (losses) of affiliates..                                                 (45)                       (45)
Interest expense........................                                              (8,751)                    (8,751)
Other income............................                                                 383                        383
                                                                                                              ----------------------

Loss before income taxes................                                                                       $ (5,858)
Benefit for deferred income tax ........                                               2,209                      2,209
Minority interest.......................                                                 (13)                       (13)
                                                                                                              ----------------------

Net loss................................                                                                       $ (3,662)
                                                                                                              ----------------------


Capital expenditures (net of asset sales) $   27,192       $    29         $  150     $   -                    $ 27,371


                                                             Gas Gathering,
                                           Exploration &      Marketing &    Oil Field
          As of June 30, 1999:              Production        Processing      Services    All Other  Elimination  Consolidated
          --------------------              ----------        ----------     ---------    ---------  -----------  ------------
Segment assets..........................    $  267,482        $  13,507       $ 5,607     $ 10,216                 $ 296,812
Equity subsidiary investments...........                                                     4,169                     4,169

          As of June 30, 1998:
Segment assets..........................    $  232,862        $  14,622       $ 4,969     $ 14,301                 $ 266,754
Equity subsidiary investments...........                                                     4,350                     4,350

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Number        Description of Exhibit

3.1 & 4.1     Articles of Incorporation (Incorporated by reference to
              Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2     Articles of Amendment to Articles of Incorporation (Incorporated
              by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3     Articles of Amendment to Articles of Incorporation (Incorporated
              by reference to Registration Statement on Form SB-2,
              File No. 33-66190)
3.4 & 4.4     Articles of Amendment to Articles of Incorporation (Incorporated
              by reference to Registration Statement on Form S-3,
              File No. 333-30453)
3.5 & 4.5     By-Laws, as Amended (Incorporated by reference to Registration
              Statement on Form SB-2, File No. 33-66190)
3.6 & 4.6     Certificate of Designation of 1996 Series A Preferred Stock
              (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7     Amendment to Certificate of Designations for 1996 Series A
              Convertible Preferred Stock (Incorporated by reference to
              Registration Statement on Form S-3, File No. 333-30453)
3.8 & 4.8     Certificate of Designation for 1999 Series A 8% Convertible
              Preferred Stock (Incorporated by reference to Form 8-K, dated
              February 3, 1999, filed February 11, 1999)
4.9           Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290)
4.10          Supplemental  Indenture  dated  January  27, 1999  between  Magnum
              Hunter  Resources,  the  subsidiary  guarantors  named therein and
              First  Union   National  Bank  of  North   Carolina,   as  Trustee
              (Incorporated  by  reference  to  Form  10-K  for the  year  ended
              December 31, 1998)
4.11          Form of 10% Senior Note due 2007 (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290)
4.12          Form of Warrant Agreement by and between Magnum Hunter
              Resources, Inc. and Securities Transfer Corporation as warrants agent (including form of warrant certificate)(Incorporated by reference to Registration Statement on Form S-3,
              File No. 333-79139)
4.13          Form of warrant certificate (Incorporated by reference to
              Registration Statement on Form S-3, File No. 333-79139)
10.1          Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.2          First Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al. (Incorporated by reference to Registration
              Statement on Form S-4, File No. 333-2290)
10.3          Second Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al. (Incorporated by reference to Form 10-K for the year ended December 31, 1998)
10.4          Third Amendment to Amended and Restated Credit Agreement, dated
              April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers
              Trust Company, et al. (Incorporated by reference to Form 10-K for the year ended December 31, 1998)
10.5          Employment Agreement for Gary C. Evans (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.6          Employment Agreement for Matthew C. Lutz (Incorporated by
              reference to Registration Statement on Form S-4,File No. 333-2290)

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

(B) Form 8-K's - None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                          August 3, 1999
  ------------------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                             August 3, 1999
  ------------------------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                      August 3, 1999
    ----------------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                     August 3, 1999
   -----------------------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary