Form 10-Q
period 1999-09-30
MAGNUM HUNTER RESOURCES INC
filed 1999-11-09
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended September 30, 1999

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


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
                     Address of principal executive offices

                                 (972) 401-0752
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999: 20,184,486.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     The condensed consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter"or the "Company") follow "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     On December 31, 1998, the Company through its newly formed 100% owned subsidiary, Bluebird, acquired from Spirit Energy 76 ("Spirit 76") natural gas reserves and associated assets in producing fields located in Oklahoma and Texas producing approximately 12 million cubic feet of natural gas equivalent per day. The net purchase price was approximately $25 million after certain purchase price adjustments, including preferential rights exercised by third parties and other customary adjustments. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust. Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements. To finance the Spirit 76 acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The bridge loan was replaced on June 7, 1999 with permanent financing from banks providing for a revolving credit facility of $75 million with an initial borrowing base of $41.5 million, due three years from June 7, 1999 with interest rates based upon either "LIBOR" or "Base Rate" (Prime). The loan is non-recourse to the Company. In addition to retiring the bridge loan, a portion of the proceeds from the permanent financing was used to finance the acquisition of properties from Vastar Resources, Inc. ("Vastar") discussed below.

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

     On August 11, 1999, the Company announced the execution of a purchase and sale agreement to acquire 50% ownership interest in the Madill Gas Processing Plant and associated gathering system from Dynegy Midstream Services, L.P., a wholly-owned subsidiary of Dynegy. This modern cryogenic plant includes 3,350 horsepower of high-speed compression and will have gas-processing capacity of approximately 18,000 Mcf/d. The facilities are located in Marshall and Bryan counties, Oklahoma and are being acquired in conjunction with the Company's 50% industry partner, Carrera Gas Gathering Co., L.L.C. of Tulsa, Oklahoma. The closing is expected to occur during November of 1999.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's SEC PV-10 property valuation at September 30, 1999 exceeded the capitalized costs at that date. Significant downward revisions of quantity estimates or declines in oil and gas prices, which are not offset by other factors, could possibly result in write-down for impairment of oil and gas properties in the future.

Results of Operations for the Three Month Periods Ended September 30, 1999 and 1998

     The results of operations for the three month period ended September 30, 1999, included three months of operations for Spirit 76 and Vastar purchased properties, while the corresponding period in 1998 did not include any results of operations from these acquisitions. Unless otherwise stated, the increases in the 1999 interim period over the 1998 period were substantially the result of these acquisitions as well as the Company's drilling activities since the third quarter of 1998.

     Oil and natural gas sales were $17,575,000, a 51% increase over 1998 sales of $11,634,000. The Company sold 352,000 barrels of oil, a 14% increase over 1998 sales of 308,000 barrels, and 5,130,000 Mcf of gas, a 36% increase over 1998 sales of 3,778,000 Mcf. The price received for oil was $15.86 per barrel and for natural gas was $2.34 per Mcf in 1999 versus an oil price of $12.23 per barrel and a gas price of $2.08 per Mcf in 1998, representing a 30% increase in oil price and a 13% increase in gas price. Oil and natural gas production lifting costs increased two percent to $4,235,000 in 1999 versus $4,153,000 in 1998 while production taxes and other costs increased 87% to $2,327,000 in 1999 from $1,243,000 in 1998 principally due to higher production taxes as a result of higher oil and natural gas sales. The gross operating margin from oil and natural gas production was $11,013,000 in 1999, a 77% increase over the 1998 operating margin of $6,238,000. On an equivalent unit basis, the gross margin was $1.54 per Mcfe in 1999 versus $1.11 in 1998, a 39% increase. The sales price increased 17% to $2.43 per Mcfe in 1999 versus $2.07 per Mcfe in 1998 while production lifting costs decreased 22% to $0.58 per Mcfe in 1999 from $0.74 per Mcfe in 1998 due in part to lower repair costs and greater efficiencies of scale. Production taxes and other costs, including overhead, were $0.31 per Mcfe in 1999 versus $0.22 per Mcfe in 1998, a 41% increase chiefly due to higher production taxes. Total Mcfe sold increased 29% to 7,245,000 Mcfe, or 78,700 Mcfe per day in 1999 from 5,626,000 Mcfe, or 61,200 Mcfe per day in 1998.

     Gas gathering, marketing, and processing revenues were $2,039,000 in the 1999 period, a 20% increase from 1998 revenues of $1,697,000, principally as a result of an increase in natural gas and natural gas liquids prices. Costs from these activities were $1,442,000 in 1999, a six percent decrease from 1998 costs of $1,535,000. Gross operating margin was $597,000 in 1999 versus $162,000 in 1998, a 269% increase. Gathering system throughput decreased 15% to 17,387 Mcf per day in 1999 compared to 20,365 Mcf per day in 1998, due to the sale of a non-strategic gathering system in July of 1999. Natural gas plant processing throughput was 15,439 Mcf per day in 1999 versus 15,907 Mcf per day in 1998, a three percent decrease. Gross operating margin from gathering operations was $0.11 per Mcf in 1999 versus $0.10 per Mcf in 1998. The gross operating margin from natural gas processing was $0.27 per Mcf in 1999 versus $0.02 per Mcf in 1998 principally due to a 69% increase in the value received for natural gas liquids in the 1999 period.

     Revenues from oil field services and international sales were $250,000 in 1999 versus $249,000 in 1998. Operating costs decreased to $98,000 in 1999 from $121,000 in 1998. The gross operating margin was $152,000 in 1999 versus $128,000 in 1998. Depreciation and depletion expense increased 20% to $5,768,000 in 1999 versus $4,805,000 in 1998 due to higher production volumes. General and administrative expense was $683,000 in 1999, a 9% decrease from $750,000 in 1998. Operating profit increased 446% to $5,311,000 in 1999 from $973,000 in 1998. The Company booked equity in loss of affiliate of $3,000 in 1999 versus an $8,000 loss in 1998. Other income was $281,000 in 1999 versus $50,000 in 1998, including a $200,000 gain from the sale of a gas gathering system. Interest expense increased 15% to $5,377,000 in 1999 from $4,656,000 in 1998 due to higher levels of debt in the 1999 period. The Company reported a net loss applicable to common shares of $1,028,000, or $0.05 per common share in 1999 versus a loss of $2,491,000, or $0.12 per common share in 1998. The Company accrued $1,241,000 in dividends on its preferred stock in 1999 versus $219,000 in 1998 due to the increase in preferred stock in the first quarter of 1999.

Results of Operations  for the Nine Month Periods Ended  September 30, 1999  and
1998

     As discussed above, the Company acquired its interest in Tel in March 1998, completed the Spirit 76 acquisition in December 1998, and completed the Vastar acquisition in June 1999. Unless otherwise stated, the increases in the 1999 interim period over the 1998 interim period were a result of these acquisitions as well as success from the Company's drilling program during these periods.

     Oil and natural gas sales were $42,263,000 in 1999, a 25% increase over the 1998 amount of $33,698,000. The Company sold 937,000 barrels of oil versus 852,000 barrels, a 10% increase, and 14,276,000 Mcf of gas versus 10,535,000 Mcf, a 36% increase, in 1999 as compared to 1998. The price received for oil was $13.89 per barrel and for gas was $2.05 per Mcf in 1999 compared to $13.23 per barrel of oil and $2.08 per Mcf of gas in 1998, representing a five percent increase in oil price and a one percent decrease in gas price in 1999 compared to 1998. Oil and gas sales for the 1998 period also included $541,000 resulting from the settlement of gas imbalances with another producer on several of the Company's gas wells. Oil and natural gas production lifting costs increased two percent to $11,052,000 while production taxes and other costs increased 20% to $5,504,000 in 1999 over 1998. The gross operating margin from oil and natural gas production was $25,707,000 in 1999 versus $18,251,000 in 1998, a 41%
increase. On an equivalent unit basis, the gross margin was $1.29 per Mcfe in 1999, a 13% increase. The sales price was $2.12 per Mcfe in both periods while production lifting costs decreased 19% to $0.56 per Mcfe in 1999. Production taxes and other costs including overhead, were $0.27 per Mcfe in 1999, a 7% decrease from 1998. The overall increase in the gross operating margin in 1999 compared to 1998 was principally due to a 27% increase in Mcfe sold to 19,897,000 Mcfe from 15,645,000 Mcfe.

     Gas gathering, marketing, and processing revenues were $5,516,000 in the 1999 period, a six percent increase from 1998, principally due to higher prices received for natural gas and natural gas liquids. Costs from these activities were $4,024,000 in 1999, an eight percent decrease. Gross operating margin was $1,492,000 in 1999, an 85% increase. The increase in gross operating margin was due to increased marketing margins and more favorable processing economics. Gathering system throughput decreased nine percent to 18,818 Mcf per day in 1999, due to the sale in July of 1999 of a non-strategic gas gathering system. Natural gas plant processing throughput was 15,558 Mcf per day in 1999 versus 15,511 in 1998. Gross operating margin from gathering and marketing operations was $0.14 per Mcf in 1999, a 47% increase. The gross operating margin from natural gas processing was $0.16 per Mcf in 1999, a 119% increase.

     Revenues from oil field services and international sales were $549,000 in 1999 versus $703,000 in 1998. Operating costs decreased to $234,000 in 1999 from $361,000 in 1998. The gross operating margin from these activities decreased by eight percent to $315,000 in 1999 versus the 1998 period.

     Depreciation and depletion expense increased 20% to $16,383,000 in 1999 primarily due to the increase in production as a result of acquisitions. General and administrative expense was $2,015,000 in 1999, a 10% decrease over 1998. Operating profit increased 158% to $9,116,000 in 1999 from 1998. Equity in loss of affiliate was $100,000 in 1999 versus a loss of $53,000 in 1998. Other income increased 31% to $569,000 in 1999 versus $433,000 in 1998. Interest expense increased 24% to $16,588,000 in 1999 due to increased levels of borrowing under the Company's revolving credit lines with banks. The Company incurred a net loss before income tax and minority interest of $7,003,000 in 1999, versus a $9,499,000 loss in 1998, principally due to higher oil prices and higher production volumes due to acquisitions. The Company did not provide for a deferred income tax benefit on the 1999 period loss due to its inability to predict future tax utilization of its net operating loss carryforward. In the 1998 period, the Company provided for a tax loss benefit of $3,589,000.

     Minority interest in subsidiary earnings increased to $86,000 in the 1999 period from $25,000 in the 1998 period. The net loss to common shareholders for the 1999 period was $7,089,000 versus a net loss of $5,935,000 for the 1998 period. The Company accrued dividends of $3,291,000 on its preferred stock in 1999 versus $657,000 in 1998 due to the increase in preferred stock in the first quarter of 1999. The net loss applicable to common shareholders was $10,380,000 ($0.51 per share) in 1999 compared to a net loss of $6,592,000 ($0.31 per share) in 1998.

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

     In December 1998, the Company announced a letter of intent for a strategic alliance with ONEOK Resources Company ("ONEOK"), which included the purchase by ONEOK of $50 million of the Company's Convertible Preferred Stock. In February 1999, this transaction was consummated. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the Preferred Stock are payable in cash at the rate of 8% per annum and are cumulative. The net proceeds of $46.3 million received from the sale of Preferred Stock was used to repay senior bank indebtedness.

     On June 8, 1999, the Company acquired oil and gas reserves and related assets from Vastar for a total purchase price of $32.5 million after purchase price adjustments. The effective date of the acquisition was April 1, 1999. The acquisition included Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas.

     For the nine months ended September 30, 1999, the Company had a net decrease in cash of $3.0 million. The Company's operating activities provided net cash of $8.5 million. The Company used $46.5 million in investing activities, principally for additions to property and equipment. Financing activities provided $35.0 million of cash, principally from the aggregate proceeds from the issuance of preferred stock of $46.3 million. The Company also paid $3.0 million in cash dividends on preferred stock and accrued an additional $333,000 for dividends earned through September 1999 but not payable until November 1999.

Capital Requirements

     For fiscal 1999, the Company has budgeted approximately $25 million for development and exploration activities, including $12 million for participation in a new drilling program in twelve separate outer continental shelf blocks in the shallow water area of the Gulf of Mexico. Commencement of the drilling of the first well in this program was in May 1999. Six prospects have now been drilled resulting in four natural gas discoveries for a success rate of 67%. Production equipment is now being installed on two of these discoveries with first sales expected near year-end 1999. Up to eight additional wells will be necessary to fully develop these new producing areas.

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

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $10.5 million as of September 30, 1999) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest and dividend payments for the foreseeable future.

     In addition, the Company's wholly-owned subsidiary, Bluebird, has availability under its own credit facility (non-recourse to the Company) of approximately $1.8 million at September 30, 1999. The Company expects that it will acquire an interest in the Madill Gas Processing Plant from Dynegy through Bluebird. The Company anticipates that Bluebird's lenders will increase
Bluebird's availability under its credit line to allow Bluebird to consummate the transaction. The Company believes such availability, after the anticipated increase, will be adequate for Bluebird to meet its anticipated requirements for working capital, capital expenditures and debt service for the foreseeable future.

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

Inflation and Changes in Prices

     During 1998, the Company experienced a significant erosion in prices for oil (a decline of 28%) and for natural gas (a decline of 10%). Due to the severity of the decrease in commodity prices, the Company experienced a loss due primarily from the write-down of its full cost pool in December 1998. Oil and gas prices recovered dramatically during the third quarter of 1999, rising 68% and 31%, respectively (before hedging activity) from the same period in 1998. Oil and gas prices for the first nine months of 1999 were 25% and 4% higher (before hedging activity) than the comparable 1998 period. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next 12 months.

     The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. A substantial portion of the Company's gas production is currently sold to NGTS, LLC (a gas marketing company owned 30% by the Company) or end-users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

Market Risk Disclosures

Fixed and Variable Debt

     The Company has fixed rate bond debt and variable bank debt in its debt portfolio. On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to a floating rate debt over the next three years and to effectively lower interest expense over the next twelve months. The effect of these transactions, which are discussed under Interest Rate Swaps below, will be to save approximately $316,000 in interest expense over the next nine months. Thereafter, the economic impact depends on whether or not variable (LIBOR) rates increase significantly.


                     [REST OF PAGE INTENTIONALLY LEFT BLANK]

Hedging Activity

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and natural gas prices. At September 30, 1999, the Company had the following open contracts:


           Type              Volume/Month         Duration          Avg. Price
Oil
         Collar...........    15,000 Bbl       Oct 99 - Dec 99    Floor - $15.00
                                                                  Cap -   $19.20
         Option...........    15,000 Bbl       Oct 99 - Dec 99            $19.20
         Swap.............    15,000 Bbl       Oct 99 - Dec 99            $15.12
         Collar...........    15,000 Bbl       July 99 - Dec 99   Floor - $15.00
                                                                  Cap -   $17.12
         Swap (1).........    30,000 Bbl       Oct 99 - Dec 00            $17.60
         Collar...........    30,000 Bbl       Jan 00 - Mar 00    Floor - $18.00
                                                                  Cap -   $22.65
         Collar...........    30,000 Bbl       Jan 00 - Mar 00    Floor - $18.00
                                                                  Cap -   $23.87
Gas
         Swap.............   600,000 MMBtu         Oct 99               $   2.04
         Collar (2).......   300,000 MMBtu         Oct 99        Floor - $  1.70
                                                                 Cap -   $  2.50
         Collar ..........   300,000 MMBtu     Apr 00 - Oct 00   Floor - $  1.80
                                                                 Cap -   $  2.25

         (1) The swap includes an option granted to the counterparty for any month between October 1999 and December 1999 in which oil prices average below $16.50/Bbl whereby the hedge would not be effective for that period. In addition, the counterparty was granted an option exercisable on December 30, 1999 to cancel the swap for calendar year 2000.

         (2) The counterparty was granted an option, which it exercised on October 22, 1999, to continue the hedge for the period November 1999 through March 2000 for 300,000 MMBtu's per month with a floor price of $2.00/MMBtu and a ceiling price of $2.32/MMBtu.

     Net gains or losses related to derivative transactions for the three month periods ended September 30, 1999 and 1998 were a loss of $2,087,000 and a gain of $838,000, respectively. For the nine month periods ending September 30, 1999 and 1998, the gains or losses were a loss of $1,022,000 and a gain of $2,079,000, respectively. At September 30, 1999, the unrealized loss from derivative transactions was $6,361,000.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve and to effectively lower interest rate expense over the next twelve months.


             Type                   Notional Amount       Termination Date        Pay Rate        Receive Rate
--------------------------          ---------------       ----------------      --------------    ------------
Pay Variable/Receive Fixed            $50,000,000             06/01/02          LIBOR + 3.34%       10% fixed
                                                                                through 05/31/00

                                                                                LIBOR + 3.69%
                                                                                from 06/01/00 to
                                                                                  06/01/02

Pay Fixed/Receive Variable            $50,000,000             06/01/00          9.16% fixed       LIBOR + 3.34%

     The pay variable/receive fixed swap has an early termination provision granting the counterparty the right to terminate the swap on June 1, 2000, in exchange for a fee payment to the Company of $125,000. As a result of these two swaps, the Company saved approximately $104,000 in interest expense during the three months ended September 30, 1999. The unrealized savings in interest expense at September 30, 1999 calculated through May 31, 2000 was approximately $316,000. Thereafter, the economic impact depends on whether or not LIBOR rates increase significantly.

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

     All of the Company's processing needs are handled by third party systems, none of which have been substantially modified and all of which have been purchased or upgraded within the last few years. Therefore, the Company's initial review of its in-house systems with regard to Year 2000 issues required an inventory of its systems and a review of the vendor representations. The Company has completed this initial review of its information systems. Non-information technology has also been thoroughly reviewed. Based on vendor representations, all systems are either compliant, will be compliant prior to December 31, 1999 or are not date specific.

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

     The Company has completed in-house testing of the core systems and non-information technology. The vast majority of all systems tested adequately address possible Year 2000 scenarios. The Company has remedied the systems which did not adequately address the Year 2000 issues. All systems are fully Year 2000 compliant at the end of the third quarter of 1999.

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

                     [REST OF PAGE INTENTIONALLY LEFT BLANK]

                 Magnum Hunter Resources, Inc. And Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                                   September 30,              December 31,
                                                                                       1999                      1998
                                                                                ----------------------------------------------------
                                                                                    (Unaudited)
                                      ASSETS
Current Assets
         Cash and cash equivalents..............................................$        1,894               $      4,853
         Restricted cash .......................................................         1,422                        459
         Accounts receivable
              Trade, net of allowance of $166 for 1999 and 1998.................        11,447                      5,686
              Due from affiliates...............................................           122                        310
         Notes receivable from affiliate........................................           687                        747
         Current portion of long-term notes receivable, net of allowance of $790
           for 1999 and 1998....................................................            57                         57
         Prepaid and other......................................................           991                      1,577
                                                                                ----------------------------------------------------
               Total Current Assets.............................................        16,620                     13,689
                                                                                ----------------------------------------------------
Property, Plant, and Equipment
         Oil and gas properties, full cost method
               Unproved.........................................................         3,572                      1,655
               Proved...........................................................       341,266                    296,545
         Pipelines..............................................................         8,281                      9,131
         Other property.........................................................         1,790                      1,554
                                                                                ----------------------------------------------------
         Total Property, Plant and Equipment....................................       354,909                    308,885
               Accumulated depreciation, depletion, amortization and impairment.       (96,619)                   (80,449)
                                                                                ----------------------------------------------------
         Net Property, Plant and Equipment......................................       258,290                    228,436
                                                                                ----------------------------------------------------
Other Assets
         Deposits and other assets..............................................         6,150                      6,644
         Investment in unconsolidated affiliate.................................         4,166                      4,266
         Deferred tax asset ....................................................        13,351                     13,351
         Long-term notes receivable, net of imputed interest....................         1,279                        756
                                                                                ----------------------------------------------------
         Total Assets                                                           $      299,856               $    267,142
                                                                                ----------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities.................................$       13,493               $     11,821
         Dividends payable......................................................           552                        219
         Suspended revenue payable..............................................         1,150                        359
         Current maturities of long-term debt...................................             9                         13
         Notes payable..........................................................           -                        2,000
                                                                                ----------------------------------------------------
               Total Current Liabilities........................................        15,204                     14,412
                                                                                ----------------------------------------------------
Long-Term Liabilities
         Long-term debt -with  recourse, less current maturities................       189,500                    231,007
         Long-term debt - nonrecourse...........................................        39,700                        -
         Production payment liability...........................................           558                        633
         Minority interest......................................................           184                         98
Commitments and Contingencies
Stockholders' Equity
         Preferred  stock -  $.001  par  value;  10,000,000  shares  authorized,
           216,000 designated as Series A; 80,000 issued and outstanding,
           liquidation amount $0................................................           -                          -
           1,000,000 designated as 1996 Series A Convertible; 1,000,000
           issued and outstanding, liquidation amount $10,000,000...............             1                          1
           50,000 designated as 1999 Series A 8% Convertible; 50,000 issued
           and outstanding, liquidation amount $50,000,000......................           -                          -
         Common Stock - $.002 par value; 100,000,000 shares authorized,
           21,738,320 shares issued.............................................            43                         43
         Additional paid-in capital.............................................       123,043                     80,000
         Accumulated other comprehensive loss...................................        (1,943)                    (1,429)
         Accumulated deficit....................................................       (62,803)                   (55,714)
                                                                                ----------------------------------------------------
                                                                                        58,341                     22,901
Treasury stock, at cost (1,553,834 and 1,054,507 shares of common stock,
respectively)                                                                           (3,631)                    (1,909)
                                                                                ----------------------------------------------------
Total Stockholders' Equity......................................................        54,710                     20,992
                                                                                ----------------------------------------------------
Total Liabilities and Stockholders' Equity......................................$      299,856               $    267,142
                                                                                ----------------------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Magnum Hunter Resources, Inc. And Subsidiaries
     Condensed Consolidated Statements Of Operations And Comprehensive Loss
                                   (Unaudited)
                  (in thousands, except for per share amounts)


                                                                                  Three Months Ended             Nine Months Ended
                                                                                    September 30,                  September 30,
                                                                                ----------------------------------------------------
                                                                                   1999        1998            1999         1998
                                                                                ----------------------------------------------------
Operating Revenues:
   Oil and gas sales.........................................                   $  17,575    $   11,634      $   42,263   $  33,698
   Gas gathering, marketing and processing...................                       2,039         1,697           5,516       5,193
   Oil field services and international sales................                         250           249             549         703
                                                                                ----------------------------------------------------
        Total Operating Revenues.............................                      19,864        13,580          48,328      39,594
                                                                                ----------------------------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs......................                       4,235         4,153          11,052      10,854
   Production taxes and other costs..........................                       2,327         1,243           5,504       4,593
   Gas gathering, marketing and processing...................                       1,442         1,535           4,024       4,387
   Oil field services and international sales................                          98           121             234         361
   Depreciation and depletion................................                       5,768         4,805          16,383      13,621
   General and administrative................................                         683           750           2,015       2,250
                                                                                ----------------------------------------------------
        Total Operating Costs and Expenses...................                      14,553        12,607          39,212      36,066
                                                                                ----------------------------------------------------
Operating Profit ............................................                       5,311           973           9,116       3,528
   Equity in loss of affiliate, net of income tax............                          (3)           (8)           (100)        (53)
   Other income..............................................                         281            50             569         433
   Interest expense..........................................                      (5,377)       (4,656)        (16,588)    (13,407)
                                                                                ----------------------------------------------------
Net Income (Loss) before income tax and minority interest....                         212        (3,641)         (7,003)     (9,499)
   Benefit for deferred income tax...........................                         -           1,381             -         3,589
                                                                                ----------------------------------------------------
Net Income (Loss) before minority interest...................                         212        (2,260)         (7,003)     (5,910)
   Minority interest in subsidiary earnings .................                           1           (12)            (86)        (25)
                                                                                ----------------------------------------------------
Net Income (Loss)............................................                         213        (2,272)         (7,089)     (5,935)
   Dividends Applicable to Preferred Stock...................                      (1,241)         (219)         (3,291)       (657)
                                                                                ----------------------------------------------------
Loss Applicable to Common Shares.............................                   $  (1,028)   $   (2,491)     $  (10,380)  $  (6,592)
                                                                                ----------------------------------------------------
Net Income (Loss)............................................                   $     213    $   (2,272)     $   (7,089)  $  (5,935)
Other Comprehensive Loss, net of tax
   Unrealized Loss on Investments............................                        (258)          -              (514)       (883)
                                                                                ----------------------------------------------------
Comprehensive Loss...........................................                   $     (45)   $   (2,272)     $   (7,603)  $  (6,818)
                                                                                ----------------------------------------------------
Loss per Common Share - Basic and Diluted                                       $   (0.05)   $    (0.12)     $    (0.51)  $   (0.31)
                                                                                ----------------------------------------------------
Common Shares Used in Per Share Calculation..................
   Basic and Diluted ........................................                   20,114,261   21,259,867      20,165,315   21,226,367
                                                                                ----------------------------------------------------


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                     For the Period Ended September 30, 1999
                                   (Unaudited)
                             (dollars in thousands)


                                                         Preferred Stock           Common Stock            Treasury Stock
                                                       Shares       Amount      Shares       Amount      Shares       Amount
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1998........................   1,080,000     $  1       21,738,320  $   43       (1,054,507)  $ (1,909)

   Issuance of 1999 Series A 8% Convertible
     Preferred Stock, net of offering costs.........      50,000        -
   Exercise of employees' common stock options......                                                        102,145        -
   Purchase of treasury stock.......................                                                       (601,472)    (1,722)
   Dividends declared or accrued on preferred
     stock..........................................
   Net income (loss)................................
   Unrealized (loss) on investment..................
                                                    --------------------------------------------------------------------------------
Balance at September 30, 1999.......................   1,130,000     $  1       21,738,320  $   43       (1,553,834)  $ (3,631)
                                                    --------------------------------------------------------------------------------

                                                             Additional           Accumulated Other
                                                               Paid-In              Comprehensive                Accumulated
                                                              Capital                   Loss                       Deficit
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1998........................    $     80,000               $       (1,429)              $    (55,714)

   Issuance of 1999 Series A 8% Convertible
     Preferred Stock, net of offering costs.........          46,260
   Exercise of employees' common stock options......              74
   Purchase of treasury stock.......................
   Dividends declared or accrued on preferred
     stock..........................................          (3,291)
   Net income (loss)................................                                                                  (7,089)
   Unrealized (loss) on investment..................                                         (514)

                                                    --------------------------------------------------------------------------------
Balance at September 30, 1999.......................    $    123,043               $       (1,943)              $    (62,803)
                                                    --------------------------------------------------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                ----------------------------------------------------
                                                                                    1999                            1998
                                                                                ----------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss.....................................................................$     (7,089)                   $     (5,935)
   Adjustments to reconcile net loss to cash provided by
   operating activities:
        Depreciation and depletion..............................................      16,383                          13,621
        Amortization of financing fees..........................................       1,852                             538
        Deferred income taxes...................................................         -                            (3,636)
        Equity in unconsolidated affiliate......................................         100                              86
        Minority interest.......................................................          86                             39
        (Gain) Loss on sale of assets...........................................        (228)                             82
        Changes in certain assets and liabilities
              Accounts and notes receivable.....................................      (5,763)                          4,739
              Other current assets..............................................         586                             435
              Accounts payable and accrued liabilities..........................       2,564                           1,533
                                                                                ----------------------------------------------------
   Net Cash Provided By Operating Activities....................................       8,491                          11,502
                                                                                ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets.................................................       1,125                             318
   Additions to property and equipment..........................................     (47,066)                        (36,537)
   Increase in deposits and other assets........................................         -                            (3,567)
   Increase in long-term note receivable........................................        (523)                           (543)
   Investment in unconsolidated affiliate.......................................         -                               (83)
                                                                                ----------------------------------------------------
   Net Cash Used In Investing Activities........................................     (46,464)                        (40,412)
                                                                                ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment..........      86,000                          36,500
   Fees paid related to financing activities....................................      (1,791)                            -
   Payments of principal on long-term debt and production payment...............     (87,886)                         (8,480)
   Payment of short-term notes payable .........................................      (2,000)                            -
   Proceeds from issuance of common and preferred stock, net of offering costs..      46,334                              79
   Purchase of treasury stock ..................................................      (1,722)                            -
   Increase in segregated funds for payment of notes payable ...................        (963)                            -
   Cash dividends paid..........................................................      (2,958)                           (656)
                                                                                ----------------------------------------------------
   Net Cash Provided By Financing Activities....................................      35,014                          27,443
                                                                                ----------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................      (2,959)                         (1,467)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................       4,853                           3,030
                                                                                ----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................$      1,894                    $      1,563
                                                                                ----------------------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Magnum Hunter Resources, Inc. And Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 1999 and 1998, the condnesed consolidated statement of stockholders' equity for the period ended September 30, 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, changes in stockholders' equity and changes in cash flows for the three and nine month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1998 annual report on Form 10-K for the Company. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the operating results for the full year.

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

     On June 8, 1999, Bluebird entered into a $75 million Senior Secured Revolving Credit Facility with certain banks. The revolving line of credit has an initial borrowing base of $41.5 million, is for a term of three years, provides for both "LIBOR" and "Base Rate" (Prime) interest rate options and is non-recourse to the Company and its other subsidiaries. The new facility refinanced a bridge loan facility used to acquire properties in December 1998.

     On June 9, 1999, the Company executed an agreement with an April 1, 1999 effective date to purchase oil and gas reserves and related equipment, a gas processing plant and two gas gathering systems, located in Texas, Oklahoma and Arkansas for approximately $32.5 million after purchase price adjustments.

                          Magnum Hunter Resources, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                               September 30, 1999
                                   (Unaudited)

     On July 16, 1999, the Company issued a total of 10,512,150 warrants on the basis of one warrant for every three common shares owned, .63492 warrants for every share of 1996 Series A Convertible Preferred Stock owned and 63.492 warrants for every share of 1999 Series A 8% Convertible Preferred Stock owned. The warrants have an exercise price of $6.50 per share, expire on June 30, 2002 and are redeemable by the Company at any time at $.01 per share. The warrants are publicly traded on the American Stock Exchange.

     On August 11, 1999, the Company announced the execution of a purchase and sale agreement to acquire 50% ownership interest in the Madill Gas Processing Plant and associated gathering system from Dynegy Midstream Services, L.P., a wholly-owned subsidiary of Dynegy. This modern cryogenic plant includes 3,350 horsepower of high-speed compression and will have gas-processing capacity of approximately 18,000 Mcf/d. The facilities are located in Marshall and Bryan counties, Oklahoma and are being acquired in conjunction with the Company's 50% industry partner, Carrera Gas Gathering Co., L.L.C. of Tulsa, Oklahoma. The closing is expected to occur during November of 1999.

NOTE 3 - SEGMENT DATA

     The Company has three reportable segments. The Exploration and Production segment is engaged in exploratory and development drilling, acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas
Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the Company's gathering systems and two natural gas liquids processing plants located in two geographic areas that are aggregated. The Oil Field Services segment has seven geographic areas that are aggregated. The reason for aggregating the segments, in each case, was due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

                     [REST OF PAGE INTENTIONALLY LEFT BLANK]

                          Magnum Hunter Resources, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                               September 30, 1999
                                   (Unaudited)

     Segment data for the periods ended September 30, 1999 and 1998 follows (in thousands):


                                                         Gas Gathering,
                                         Exploration &    Marketing &    Oil Field
 Three Months Ended September 30, 1999:   Production      Processing     Services    All Other      Elimination      Consolidated
 --------------------------------------   ----------      ----------     ---------   ---------      -----------    -----------------
Revenue from external customers........   $    17,575     $     2,039    $     250   $    -         $      -       $     19,864
Intersegment revenues...................          -             4,041        1,762        -             (5,803)             -
Depreciation, depletion, amortization and
   impairment ..........................        5,563             148           51          6                             5,768

Segment profit (loss).................          4,128             408          799        (24)                            5,311
Equity earnings (losses) of affiliates..                                                   (3)                               (3)
Interest expense........................                                               (5,377)                           (5,377)
Other income............................                                                   281                              281
                                                                                                                   -----------------
Loss before income taxes................                                                                                    212
Benefit for deferred income tax.........                                                   -                                -
Minority interest.......................                                                     1                                1
                                                                                                                   -----------------
Net income..............................                                                                           $        213
                                                                                                                   -----------------

Capital expenditures (net of asset sales  $     5,930     $      (880)   $     104   $     -                       $      5,154


                                                          Gas Gathering,
                                          Exploration &    Marketing &   Oil Field
 Three Months Ended September 30, 1998:    Production      Processing    Services    All Other      Elimination      Consolidated
 --------------------------------------    ----------      ----------    ---------   ---------      -----------    -----------------
Revenue from external customers........   $     11,634    $      1,697   $     249   $    -         $      -       $     13,580
Intersegment revenues...................           -             3,353       1,150        -             (4,503)             -
Depreciation, depletion, amortization and
   impairment...........................         4,592             163          43          7                             4,805

Segment profit (loss).................           1,017              32         209       (285)                              973
Equity earnings (losses) of affiliates..                                                   (8)                               (8)
Interest expense........................                                               (4,656)                           (4,656)
Other income............................                                                   50                                50
                                                                                                                   -----------------
Loss before income taxes................                                                                                 (3,641)
Benefit for deferred income tax ........                                                1,381                             1,381
Minority interest.......................                                                  (12)                              (12)
                                                                                                                   -----------------
Net loss................................                                                                           $     (2,272)
                                                                                                                   -----------------

Capital expenditures (net of asset sales  $     10,115    $         16   $      32   $    -                        $     10,163

                          Magnum Hunter Resources, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                               September 30, 1999
                                   (Unaudited)



                                                          Gas Gathering,
                                          Exploration &    Marketing &   Oil Field
 Nine Months Ended September 30, 1999:     Production      Processing    Services    All Other      Elimination      Consolidated
 -------------------------------------     ----------      ----------    ---------   ---------      -----------    -----------------
Revenue from external customers........   $     42,263    $      5,516   $     549   $    -         $     -        $      48,328
Intersegment revenues...................           -            10,212       4,485        -           (14,697)               -
Depreciation, depletion, amortization and
   impairment...........................        15,748             474         147         14                             16,383

Segment profit (loss).................           7,209             879       2,541     (1,513)                             9,116
Equity earnings (losses) of affiliates..                                                 (100)                              (100)
Interest expense........................                                              (16,588)                           (16,588)
Other income............................                                                  569                                569
                                                                                                                   -----------------
Loss before income taxes................                                                                                  (7,003)
Benefit for deferred income tax ........                                                                                     -
Minority interest.......................                                                  (86)                               (86)
                                                                                                                   -----------------
Net loss................................                                                                           $      (7,089)
                                                                                                                   -----------------

Capital expenditures (net of asset sales  $     46,638    $       (850)  $     236   $    -                        $      46,024


                                                          Gas Gathering,
                                          Exploration &    Marketing &   Oil Field
 Nine Months Ended September 30, 1998:     Production      Processing    Services    All Other      Elimination      Consolidated
 -------------------------------------     ----------      ----------    ---------   ---------      -----------    -----------------
Revenue from external customers........   $    33,698     $      5,193   $     703   $    -         $      -       $       39,594
Intersegment revenues...................          -              9,551       3,333        -            (12,884)               -
Depreciation, depletion, amortization and
   impairment...........................       12,998              490         118         15                              13,621

Segment profit (loss).................          3,594              319         642     (1,027)                              3,528
Equity earnings (losses) of affiliates..                                                  (53)                                (53)
Interest expense........................                                              (13,407)                            (13,407)
Other income............................                                                  433                                 433
                                                                                                                   -----------------
Loss before income taxes................                                                                                   (9,499)
Benefit for deferred income tax ........                                                3,589                               3,589
Minority interest.......................                                                  (25)                                (25)
                                                                                                                   -----------------
Net loss................................                                                                           $       (5,935)
                                                                                                                   -----------------

Capital expenditures (net of asset sales  $    37,307     $         45   $     182   $    -                        $       37,534


                                                          Gas Gathering,
                                          Exploration &    Marketing &   Oil Field
       As of September 30, 1999:           Production      Processing    Services    All Other      Elimination      Consolidated
       -------------------------           ----------      ----------    ---------   ---------      -----------    -----------------
Segment assets..........................     $ 271,374       $ 12,980     $   7,114   $   8,388                       $ 299,856
Equity subsidiary investments...........                                                  4,166                           4,166

       As of December 31, 1998:
Segment assets..........................     $ 233,824       $ 13,729     $   7,230   $  12,359                       $ 267,142
Equity subsidiary investments...........                                                  4,266                           4,266


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

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                          November 10, 1999
  -------------------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                             November 10, 1999
  --------------------------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                      November 10, 1999
    ------------------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                     November 10, 1999
   -------------------------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary