Form 10-K
period 1999-12-31
MAGNUM HUNTER RESOURCES INC
filed 2000-03-30
CIK 854271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       (Mark one)
       [X] Annual  Report  pursuant  to  Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 For the fiscal year ended December 31, 1999

       [ ] Transition  Report  pursuant to Section 13 or 15(d) of the Securities
         Exchange  Act of 1934 For the  transition  period  from  __________  to
         ___________ .


                           Commission File No. 1-12508

                          MAGNUM HUNTER RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                           87-0462881
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
              (Address of principal executive offices) (zip code)


Registrant's telephone number, including area code:  (972) 401-0752

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered

 Common Stock ($.002 par value)                 American Stock Exchange
 ------------------------------                 -----------------------
 Common Stock Purchase Warrants                 American Stock Exchange

Securities registered under Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 27, 2000, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the American Stock Exchange, was $60,993,489.

     The number of shares outstanding of the registrant's common stock at March 27, 2000 was 20,243,601.

                                TABLE OF CONTENTS

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1.    Business............................................................1
            The Company........................................................1
            Business Strategy .................................................2
            Properties ........................................................3
            Development and Exploration Activities ............................8
            Gathering and Processing of Gas ...................................9
            Marketing of Production ..........................................10
            Petroleum Management and Consulting Services .....................11
            Competition.......................................................11
            Regulation .......................................................11
            Employees ........................................................15
            Facilities .......................................................15
            Risk Factors......................................................15
Item 2.    Description of Properties..........................................22
            Oil and Gas Reserves .............................................22
            Oil and Gas Production, Prices and Costs .........................24
            Drilling Activity ................................................25
            Oil and Gas Wells ................................................26
            Oil and Gas Acreage ..............................................26
Item 3.    Legal Proceedings..................................................27
Item 4.    Submission of Matters to a Vote of Security Shareholders...........27

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........28
Item 6.    Selected Financial Data............................................29
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........38
Item 8.   Financial Statements and Supplementary Data.........................42
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................43

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................43
Item 11.  Executive Compensation..............................................48
Item 12.  Security Ownership of Certain Beneficial Owners and Management......50
Item 13.  Certain Relationships and Related Transactions......................51
          Glossary............................................................52
Item 14.  Exhibits and Reports on Form 8-K....................................54

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

Item 1.           Business

The Company

     Magnum Hunter Resources, Inc., a Nevada corporation ("Magnum Hunter" or the "Company"), is an independent energy company engaged in the exploration, exploitation and development, acquisition and operation of oil and gas properties with a geographic focus in the Mid-Continent Region, the Permian Basin and the Gulf Coast/Gulf of Mexico. In December 1995, the Company consummated the acquisition of all of the subsidiaries of Hunter Resources, Inc., a Pennsylvania corporation, and the management of Hunter Resources, Inc. assumed operating control of the Company. The new management team implemented a business strategy that emphasized acquisitions of long-lived Proved Reserves with significant exploitation and development opportunities where the Company generally could control the operations of the properties. As part of this strategy, from 1996 through 1999, the Company acquired properties from Burlington Resources Inc. ("Burlington"), Spirit Energy 76 ("Spirit 76"), a business unit of Union Oil Company of California, and Vastar Resources, Inc. ("Vastar"). In addition to its focus on selected exploratory drilling prospects in the Gulf of Mexico as described below, the Company intends to continue to concentrate its efforts on additional producing property acquisitions strategically located in its geographic area of operations and on its substantial inventory of exploitation and development drilling opportunities. The Company has identified over 700 development drilling locations (including both production and injection wells) on its properties, substantially all of which are low-risk in-fill drilling opportunities.

     In 1998, the Company acquired approximately a 40% beneficial ownership interest in TEL Offshore Trust ("TEL"), a trust created under the laws of the state of Texas pursuant to a cash tender offer for an aggregate purchase price of approximately $10.4 million. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana in the shallow waters in the Gulf of Mexico.

     Additionally, the Company owns over 480 miles of gas gathering systems and a 50% or greater ownership interest in three gas processing plants that are located adjacent to certain Company-owned and operated producing properties located in the states of Texas, Oklahoma and Arkansas.

     At December 31, 1999, the Company had an interest in 3,100 wells and had estimated Proved Reserves of 383.2 Bcfe with an SEC PV-10 of $370.1 million. Approximately 74% of these reserves were Proved Developed Producing Reserves and 48% were attributable to the Mid-Continent Region, 47% were attributable to the Permian Basin, and 5% were attributable to the Gulf Coast/Gulf of Mexico Region. At December 31, 1999, the Company's Proved Reserves had an estimated Reserve Life of approximately 14 years and were 60% natural gas. The Company serves as operator for approximately 73% of its properties, based on the gross number of producing wells in which the Company owns an interest and 89% of its properties, based upon the year-end SEC PV-10 value.

     As a result of its property acquisitions and successful drilling activities during 1999, the Company has achieved growth as described below:

     o Proved Reserves increased 19% to 383.2 Bcfe at year end 1999 from 323.2 Bcfe at year end 1998;

     o SEC PV-10 increased 106% to $370.1 million at year end 1999 from $179.4 million at year end 1998; and

     o Average daily production increased 28% to 73.7 MMcfe during fiscal 1999 from 57.4 MMcfe in fiscal 1998

Recent Acquisition

     In June 1999, Magnum Hunter closed the acquisition of oil and gas reserves and related assets from Vastar. The acquisition included Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas. The total purchase price was $32.5 million, after purchase price adjustments, including an April 1, 1999 effective date. The reserves and related assets are located in the Walnut Bend Field in North Central Texas, the Madill Field in Southern Oklahoma, and the Walker Creek Field in Southwestern Arkansas. The Company's working interests in the three fields range from 56-100%. The three fields currently generate net sales of approximately 930 barrels per day of liquids and 5.9 million cubic feet per day of natural gas production (total 11.5 million cubic feet equivalents per day). Magnum Hunter's wholly-owned subsidiary, Gruy Petroleum Management Co. ("Gruy"), is the operator of all of the wells and related assets.

Business Strategy

     The Company's objective is to increase its reserves, production, cash flow and earnings utilizing a program of (i) exploitation and development of acquired properties, (ii) a selective exploration program and (iii) strategic acquisitions of Proved Reserves.

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

     Exploration. The Company is participating in drilling Gulf of Mexico exploratory wells in an effort to add shorter-lived, higher output production to its reserve mix. The use of 3-D seismic as a tool in its exploratory drilling in the Gulf of Mexico has to date been highly effective. The Company also attempts to align itself with active Gulf of Mexico industry partners who have similar philosophies and goals with respect to a "fast track" program in placing new production online. The Company also has an active onshore exploration program concentrated in its various areas of operation.

     Management of Operating Costs. The Company emphasizes strict cost controls in all aspects of its business and seeks to operate its properties wherever possible. By operating approximately 73% of its properties (89% of its SEC PV-10 value), the Company is generally able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities.

     Property Acquisitions. Although the Company has an extensive inventory of exploitation and development opportunities, it continues to pursue strategic acquisitions which fit its objectives of having Proved Reserves with development potential and operating control.

     Expansion of Gas Gathering, Processing and Marketing Operations. The Company has implemented several programs to expand and increase the efficiency of its gas gathering systems and gas processing plants. The Company owns over 70% and markets directly and indirectly approximately 91% of the natural gas that moves through its gas gathering systems and, therefore, benefits from any cost and productivity improvements. In December 1997, the Company acquired a 30% interest in NGTS, LLC ("NGTS"), a natural gas marketing company marketing gas for third parties, in the amount of approximately 350 MMcf per day as of December 31, 1999. NGTS currently markets approximately 53% of the Company's natural gas. The Company will consider opportunities to acquire or develop additional gas gathering and processing facilities that are associated with its current production.

Properties

     The Company's major properties are located in three areas: (i) the Mid-Continent Region, (ii) the Permian Basin and (iii) the Gulf Coast/Gulf of Mexico.

Mid-Continent Region

     The Company's properties located in the Mid-Continent Region were acquired principally from Burlington, Spirit 76 and Vastar.

     On June 28, 1996, the Company purchased from Burlington interests in 520 gas wells in the Texas Panhandle and western Oklahoma (470 of which are operated by the Company) and an associated 427 mile gas gathering system (the "Panoma Properties"). As of year-end 1999, the Company had drilled an additional 85 wells and net production was approximately 13 million cubic feet of natural gas per day. The net purchase price for this acquisition in 1996, after certain purchase price adjustments, was $34.7 million, funded by borrowings under the Company's previous senior credit facility. Gruy is the operator of the gas gathering system and the wells that were previously operated by Burlington.

     On December 31, 1998 the Company acquired from Spirit 76 natural gas reserves and associated assets in producing fields located in Oklahoma and Texas producing approximately 11 million cubic feet of natural gas equivalent per day net to the Company. The purchase price was approximately $25 million after certain purchase price adjustments including preferential rights exercised by third parties and other customary adjustments.

     In June 1999, the Company acquired Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas. The total purchase price was $32.5 million, after purchase price adjustments, including an April 1, 1999 effective date. The reserves and related assets are located in the Walnut Bend Field in North Central Texas, the Madill Field in Southern Oklahoma, and the Walker Creek Field in Southwestern Arkansas. The Company's working interests in the three fields range from 56-100%. The three fields generate net sales of approximately 930 barrels per day of liquids and 5.9 million cubic feet per day of natural gas production (total 11.5 million cubic feet equivalents per day).

     The Company has received an engineering evaluation from Ryder Scott Company ("Ryder Scott"), independent petroleum engineers engaged by the Company to evaluate the Company's properties, on the net reserves in the Mid- Continent Region. According to Ryder Scott, as of December 31, 1999, the Mid-Continent properties had Proved Reserves of 8.7 MMBbl of oil and 131.8 Bcf of natural gas, or on a Natural Gas Equivalent basis, 184.1 Bcfe. Ryder Scott further estimated the SEC PV-10 for the Mid-Continent properties to be $174.4 million as of December 31, 1999 based on prices of $25.60 per Bbl of oil and $2.305 per Mcf of natural gas. The Proved Reserves are located principally in the Ardmore Basin in south central Oklahoma, in the Oklahoma/Texas panhandle and in Southwestern Arkansas. Approximately 72% of the estimated reserves are natural gas and 28% are oil located on approximately 50,000 net mineral leasehold acres in twelve counties in Oklahoma, five counties in Texas and two counties in Arkansas. Total net daily production from the Mid-Continent properties is approximately 29 million cubic feet of natural gas production and 700 barrels of oil.
Approximately 87% of the Proved Reserves were classified Proved Developed Producing Reserves as of December 31, 1999. The Company has engaged its Houston based geological affiliate, Swanson Consulting Services, Inc., to conduct an evaluation of the most prospective undeveloped properties located in one of the fields acquired. The Company's wholly-owned subsidiary, Gruy, has become the operator of 89% or 655 of the 735 wells located in the Mid-Continent Region.

     The major fields in the Mid-Continent Region are the Panoma, Cumberland, Caddo, Hitchcock ,Walnut Bend, Madill and Walker Creek.

     Panoma. The Panoma Properties currently consist of approximately 560 natural gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 65 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce natural gas from the Granite Wash and/or Brown Dolomite formations. Current net production is approximately 13 MMcf/d.

     Cumberland. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development potential exists for additional wells to exploit the shallow gas on 160-acre spacing. The shallowest zone in the field is the Goddard, which is a channel sand. The Company has an interest in a total of 128 wells, with working interests varying from 17.2% to 100%. The Company operates all but nine of these wells. The latest available gross production from the field averaged 6,000 Mcf/d and 250 Bbl/d.

     Caddo. The Caddo Field is located in Carter County, Oklahoma. It was discovered in 1939 and currently produces gas from various shallow reservoirs, such as the Goddard, Sycamore, Woodford, Hunton, and Viola, at depths ranging from 2,200' to 4,200'. Initially all of these reservoirs were produced separately; however, today, many are commingled down-hole. The Company operates 14 wells with a 100% working interest. The latest available gross production from the wells averaged 2,100 Mcf/d.

     Hitchcock. The Hitchcock Field is located in Blaine County, Oklahoma. It was discovered in 1965 and produces gas from the Morrow formation at depths ranging from 8,000' to 8,200'. Original development in this field was based on 640-acre spacing. Recent drilling activity has focused on in-fill locations in the Morrow. The Company currently has interest in 15 wells, with working interest varying from 12.5% to 87.5%, and operates four of these wells. The latest available gross production from the wells averaged 3,000 Mcf/d.

     Walnut Bend. The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930's and produces oil and gas from numerous intervals ranging in depth from 2,000' in the Montgomery sands to over 7,000' in the Ellenburger carbonate. There are currently 104 active producing wells and 39 active injection wells. The Company's working interest ownership in the wells varies from 85.7% to 100%. The latest available gross production from the wells averaged 180 Mcf/d and 800 Bbl/d.

     Madill. The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750' to 5,700'. There are currently 56 active producing wells. The Company's working interest ownership in the wells varies from 32.7% to 100%. The latest available gross production from the wells averaged 2,300 Mcf/d and 100 Bbl/d.

     Walker Creek. The Walker Creek Field is located in Southwestern Arkansas in Lafayette and Columbia Counties. This field was discovered in March of 1968. The field produces from the Smackover formation at an average depth of 10,800' and covers 14,840 gross acres. There are currently 29 active producing wells. The Company's working interest ownership in the wells and the associated gas processing plant is 57.21%. The latest available gross production from the wells averaged 9,000 Mcf/d and 400 Bbl/d. The gas processing plant strips approximately 380 barrels per day of additional liquids from the gas stream.

Permian Basin

     On April 30, 1997 the Company acquired from Burlington, effective as of January 1, 1997, certain oil and gas properties consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico (the "Permian Basin Properties"), for a net purchase price of $133.8 million after adjustments aggregating $9.7 million. The primary producing formations include the Yates, Seven Rivers and Queen in Lea and Eddy Counties, New Mexico; the Atoka in the Brunson Ranch Field in Loving County, Texas; the Clearfork in the Westbrook Field in Mitchell County, Texas; the San Andres in the Levelland/Slaughter Field in Cochran County, Texas; and the Canyon Sand in Sutton County, Texas. The Permian Basin Properties include 1,792 producing oil and gas wells on approximately 113,810 gross acres (82,175 net acres). One of the Company's subsidiaries, Gruy, serves as operator on approximately 55% of the wells on the Permian Basin Properties. Management believes the Permian Basin Properties will continue to provide significant opportunities for exploitation and development opportunities of both oil and gas through workovers and recompletions, enhanced recovery projects and in-fill drilling.

     According to Ryder Scott and Pollard, Gore and Harrison ("PG&H"), independent petroleum engineers engaged by the Company to evaluate certain of the Company's properties, as of December 31, 1999, the Permian Basin Properties had Proved Reserves of 15.8 MMBbl of oil and 84.5 Bcf of gas, or on a Natural Gas Equivalent basis, 179.6 Bcfe. Ryder Scott further estimated the SEC PV-10 for the Permian Basin Properties to be $169.8 million as of December 31, 1999 based on prices of $25.60 per Bbl of oil and $2.305 per Mcf of gas at December 31, 1999. Approximately 56% of the Proved Reserves were classified as Proved Developed Producing reserves as of December 31, 1999. See "Properties - Oil and Gas Reserves." Based on the $133.8 million adjusted purchase price and Proved Reserves of 186.9 Bcfe as of April 30, 1997, the Company paid approximately $0.72 per Mcfe for the Permian Basin Properties.

     The   major   fields   in   the   Permian   Basin   are   the    Westbrook,
Levelland/Slaughter, Lea County Shallow Properties and the Brunson Ranch.

     Westbrook. The Westbrook Field covers 45 square miles of the Permian Basin in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. The following table sets forth information regarding three properties in the Westbrook Field:

                                                                                                              Gross Oil
                                                              Well          Working        Net Revenue       Production
               Property                     Operator         Count          Interest        Interest          (Bbl/d)
------------------------------------------------------------------------------------------------------------------------------------
Southwest Westbrook Unit...............     Company            135            89.9%           77.5%               420
Morrison "G" Lease.....................     Company             12           100.0%           87.5%                16
North Westbrook Unit...................     Third Party        206             2.0%            2.8% (a)         1,200

     (a) Includes an overriding Royalty Interest.

     Most of the leases and units in the field had waterflood projects initiated in the 1960's and those projects are still active. The Company has initiated waterflood enhancement operations on the Southwest Westbrook Unit and the Morrison "G" Lease in the first quarter of 2000.

     Levelland/Slaughter. The Levelland and Slaughter Fields consist of 174 wells located in Cochran County, Texas that produce from the San Andres formation at a depth of 5,000 feet. The interests acquired in the Permian Basin Acquisition include the following three properties in the Levelland and Slaughter Fields:


                                                                                                              Gross Oil
                                                              Well          Working        Net Revenue       Production
               Property                     Operator         Count          Interest         Interest          (Bbl/d)
------------------------------------------------------------------------------------------------------------------------------------
TLB Unit...............................     Company            20            100.0%           87.3%               75
Veal Lease.............................     Company            52            100.0%           87.1%              190
NW Slaughter Unit......................     Company            83             74.8%           62.8%              265

     Discovered  in  the  1930's,   all  three  properties  have  been  actively
waterflooded since the 1970's. While the projects are mature, additional drilling and waterflood enhancement opportunities are available. No Proved Undeveloped Reserves were assigned by Ryder Scott to either the TLB Unit or the Veal Lease. Proved Undeveloped Reserves were assigned by Ryder Scott to the NW Slaughter Unit in contemplation of a carbon dioxide injection project which is planned in the future for that property. The operator of an adjacent property has been injecting carbon dioxide for a number of years to successfully enhance production.

     Lea County Shallow Properties. The Lea County Shallow Properties consist of approximately 300 wells in Lea County, New Mexico which are in the Rhodes, Jalmat, Monument, Langlie Mattix, Eumont and Eunice Fields. The fields produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. Production is generally high Btu gas, which produces into low pressure gathering systems. At year-end approximately 15 proved undeveloped locations were identified and the Company anticipates that numerous additional recompletion, stimulation, workover or development drilling opportunities will result from detailed geological and engineering studies that are in progress.

     Brunson Ranch. The Brunson Ranch Field consists of four wells located in Loving County, Texas in the deep Delaware Basin geological province of the Permian Basin. The wells are currently producing a total of approximately 4.2 MMcf of gas per day from the Atoka formation at a depth of approximately 16,000 feet. Undeveloped potential exists on the properties through redrilling the Atoka formation, sidetracking certain existing wells, and completing such wells using technology designed for high bottom hole pressure conditions.

Gulf Coast/Gulf of Mexico

     The Company owns properties both onshore Gulf Coast and offshore Gulf of Mexico.

Onshore Gulf Coast

     The Company owns interests in three horizontal wells in the Mossy Grove prospect in Walker County, Texas. The interests which the Company owns in these three wells range from a 25% to a 65% working interest. The field produces from the Glen Rose formation at a depth of approximately 12,000 feet. The initial discovery was completed in July 1998 and a confirmation to this discovery, located 3.5 miles southwest, was completed at year-end 1998. The third well was drilled in 1999. The Company owns an average of a 25% working interest in a 36,000 acre lease block surrounding the producing wells. A fourth well is currently being drilled in which the Company owns a 25% working interest. Union Pacific Resources Corporation is the operator of the drilling phase for this well and owns the remaining 75% working interest. Current gas production from the three producing wells is approximately 2,000 Mcf/d. Additional development drilling is planned in this field during 2000, if the Company can continue to reduce the drilling costs of each well.

     Other onshore Gulf Coast properties are located in the Giddings Field, the First Shot Field and the Clinton Field. These properties are typically producing from horizontal legs of vertical wells in these fields.

Offshore Gulf of Mexico

     On March 27, 1998 the Company acquired approximately 40% beneficial ownership interest in TEL Offshore Trust, a trust created under the laws of the state of Texas pursuant to a cash tender offer for an aggregate purchase price of approximately $10.4 million. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana. TEL produced a total of approximately 1.2 Bcfe in 1999.

     In May 1999, the Company entered the Gulf of Mexico as a working interest participant in new exploratory drilling on the shallow water shelf. This new program yielded four new discoveries in six attempts in 1999 and is expected to continue to add significantly to reserves and cash flow as these successes are put on production. Initial sales from one of the Company's 1999 discoveries commenced in February 2000. This well, on Vermillion Block 84 in the Gulf of Mexico, is currently flowing at a rate of approximately 16 million cubic feet of natural gas and 1,000 barrels of condensate per day from one of two major pay intervals. Production from other Gulf of Mexico successes is scheduled to commence during 2000 and into 2001. The Company owns an interest in 34 blocks in the Gulf of Mexico with working interest generally at the 25% level.

Gas Processing Plants

McLean Plant

     On January 1, 1997, the Company complemented its Panoma acquisition by purchasing for $2.5 million a 50% ownership interest in the McLean Gas Plant and a related 22 mile products pipeline. This plant is a modern cryogenic plant utilizing 2,000 horsepower of high speed compression and a gas processing capacity of approximately 23 million cubic feet per day. Current throughput of the plant is approximately 16.5 million cubic feet per day with processed liquids of 1,150 barrels per day. The Company received 100% of the net profits from the McLean Gas Plant until it recouped the $2.5 million purchase price, after which time it receives 50% of the net profits. At December 31, 1999, the Company had recouped its initial investment.

Dynegy Plant

     On December 1, 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc for approximately $8.4 million. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera Gas Gathering Co., L.L.C., of Tulsa, Oklahoma. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. Current throughput of the plant is approximately 13 million cubic feet per day of natural gas with processed liquids of 900 barrels per day. The effective date of the acquisition was November 1, 1999. See "Gathering and Processing of Gas."

Walker Creek Plant

     In conjunction with the Vastar acquisition, the Company acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 million cubic feet per day. Current throughput of the plant is approximately 9 MMcf/d with processed liquids of 380 Bbl/d. The effective date of the acquisition was April 1, 1999 with assumption of operations on June 1, 1999.

Development and Exploration Activities

Overview

     The Company  presently intends to continue to focus its efforts on property
acquisitions,   its  substantial   inventory  of  exploitation  and  development
activities and selected exploratory drilling prospects.

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

Development Drilling

     The Company's development strategy focuses on maximizing the value and productivity of its oil and gas asset base through development drilling and enhanced recovery projects. The Company has budgeted approximately $10.0 million for exploitation and development activities for 2000. The Company has identified over 700 development drilling locations (including both production and injection wells) on its properties. In exploiting its producing properties, the Company relies upon its in-house technical staff of petroleum engineering and geological professionals and utilizes the services of outside consultants on a selective basis.

     Mid-Continent Region. The Company believes that developmental drilling can continue to enhance the value of the Panoma Properties, which produce from the Brown Dolomite and Granite Wash formations in the Texas Panhandle and western Oklahoma. The easternmost fields are developed on 160 acre spacing because the original spacing of 640 acres proved inadequate to drain reserves efficiently. In-fill development has been underway in the fields with 85 wells having been completed during the last three years. The westernmost field has now been effectively developed with 320 acre spacing.

     The Cumberland Field was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Potential exists for three additional wells to complete development of the shallow gas on 160-acre spacing. The first well is scheduled to be drilled in April 2000. The Company will have a 50% working interest in the well. Additional potential exists in revamping water injection and production from the oil zones, and development drilling utilizing 3-D seismic which has been obtained covering the field area.

     Permian Basin Properties. In evaluating the Permian Basin Properties, the Company has identified over 300 drilling locations including production and injection wells. Engineering and geological studies are being initiated to more precisely identify specific development locations. The Lea County Shallow Properties consist of approximately 300 wells in Lea County, New Mexico which are in the Rhodes, Jalmat, Monument, Langlie Mattix, Eumont and Eunice Fields. These fields produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. Production is generally high Btu gas, which produces into low pressure gathering systems. At year-end approximately 15 proved undeveloped locations were identified and the Company anticipates that numerous additional recompletion, stimulation, workover or development drilling opportunities will result from detailed geological and engineering studies which are planned. During 1999, the Company drilled 5 successful wells in the Sawyer Canyon Field in the Sonora area located in Sutton County, Texas. The Company owns an interest in 160 wells in this area which consists of the Sawyer Canyon Field, the Sonora Canyon Field and the Phyllis-Sonora Field. Production from all fields is from a series of tight canyon-age gas sands.

     Onshore Gulf Coast. During 1999, the Company drilled a third horizontal well in the Mossy Grove Prospect in Walker County, Texas. This well produces from the Glen Rose formation at a depth of approximately 12,000 feet and is currently producing approximately 1,000 Mcf/d. A fourth well is currently being drilled in which the Company owns a 25% working interest. This well is anticipated to be completed in April 2000. Union Pacific Resources Corporation is the operator of the drilling phase for this well and owns the remaining 75% working interest. Additional development drilling is planned in this field during 2000, with as many as 12 additional wells if drilling costs and reserve estimates appear favorable.

     The Company recently reentered a 100% owned well in the First Shot Field in Gonzales County, Texas and also drilled a new Austin Chalk lateral leg that was successful. Current production is 230 barrels of oil per day. Similar re-drills are planned in the Giddings Field during the next couple of years.

Exploratory Drilling

     The Company spent $9 million of its $60 million 1999 capital budget on exploratory drilling and related land and geophysical costs. Fourteen exploratory wells were drilled in 1999 of which 11 were successful providing the Company with a 79% success rate. The most significant change in strategy occurred when the Company entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This new program yielded four new discoveries in six attempts in 1999 and is expected to continue to add significantly to reserves and cash flow as these new properties are put on production. Initial production from one of the Company's 1999 discoveries commenced in February 2000. This well, on Vermillion Block 84 in the Gulf of Mexico, is currently flowing at a rate of approximately 16 million cubic feet of natural gas and 1,000 barrels of condensate per day from one of two pay intervals. Two additional wells have been approved to continue development of the block. Production from other Gulf of Mexico discoveries are scheduled to commence during 2000 and into 2001 with additional drilling planned to fully develop these new discoveries. The Company owns an interest in 34 separate blocks in the Gulf of Mexico with ownership generally at the 25% level.

     The onshore exploration program also continues to meet with success. A new discovery on the Bobcat project in Hockley County, Texas has been completed producing at an initial rate in excess of 200 Bbl/d. The Company owns a 25% working interest in this well and in the 3-D controlled project where some 15 exploratory prospects have been identified. The Company has leased approximately 15,000 mineral acres for this project. A new exploratory well is scheduled to commence by mid-year 2000 to further evaluate this area. The Company also owns a 34% working interest in a recent discovery operated by Occidental Petroleum Corporation in Ector County, Texas. Additional development drilling is scheduled to offset this well which was completed producing 80 Bbl/d and 100 Mcf/d.

     Also in West Texas, a deeper zone discovery in an older field was completed flowing at over 300 Bbl/d. The Company owns a 27% working interest in this well and plans to continue development of this area with participation in at least four additional wells.

     The Company has a significant inventory of exploration prospects both onshore and offshore and is actively generating and evaluating other projects for future exploration activity. The recent acquisition of 3-D seismic data covering over 300 blocks in the Gulf of Mexico will assist in continuing to build a substantial, high-quality prospect inventory.

Gathering and Processing of Gas

     Hunter Gas Gathering, Inc., a wholly-owned subsidiary of the Company, owns three gas gathering systems located in Oklahoma, Texas and Arkansas, none of which are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), and an approximate 50% ownership interest in three gas processing plants. Gruy operates one of the gas gathering systems and one of the gas processing plants. In July 1999, the Company sold a small gathering system located in East Texas that accounted for less than 4% of the Company's total gas gathering throughput for an approximate $200,000 gain.

     Generally, the gathering systems transport the natural gas from wells to a common point where it is dehydrated prior to redelivery to downstream pipelines. In managing its gas gathering systems, the Company has emphasized operating efficiency and overhead management and introduced a program which ties throughput costs to volume transported rather than to compression capacity. The Company believes that its focus on volume-based pricing reduces the potential financial impact of a decline in actual throughput.

     The Panoma system, the largest of the Company's gas gathering systems, consists of approximately 442 miles of pipeline. The main trunklines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. At year end 1999, gas throughput for the Panoma gas gathering system was approximately 16.8 MMcf per day. The Panoma gas gathering system is connected to a third party "header" system which provides access to all major interstate pipelines in the area via seven pipeline interconnects serving Midwestern, Western and Oklahoma intrastate markets. The Company, which operates approximately 496 of the approximately 586 wells connected to the Panoma system, is also actively seeking to add new wells to such system through acquisition, development or arrangements with third party producers.

     Effective January 1, 1997, the Company purchased for $2.5 million a 50% ownership interest in the McLean Gas Plant, a gas processing facility located adjacent to the Company's Panoma gas gathering system. The purchase also included a 22 mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 MMcf per day. Current throughput is approximately 16.5 MMcf per day. The Company acquired its 50% ownership interest in the plant from Carrera Gas Company, L.L.C. ("Carrera") of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility.

     On December 1, 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. Current throughput of the plant is approximately 13 million cubic feet per day of natural gas with processed liquids of 900 barrels per day. The effective date of the acquisition was November 1, 1999.

     In conjunction with the Vastar acquisition, the Company acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 million cubic feet per day. Current throughput of the plant is approximately 9 MMcf/d with processed liquids of 380 Bbl/d. The effective date of the acquisition was April 1, 1999 with assumption of operations on June 1, 1999.

Marketing of Production

     The Company markets all of its gas production as well as gas it purchases from third parties to gas marketing firms or end-users either on (i) the spot market under month-to-month basis contracts at prevailing spot market prices or
(ii) at negotiated prices under long-term contracts. Marketing gas for its own account exposes the Company to the attendant commodities risk which the Company attempts to mitigate through various financial hedges. The Company normally sells its own oil under month-to-month contracts with a variety of crude oil purchasers. Oil is usually sold for the Company's own account through the services of Enmark Services, a marketing agent in Dallas, Texas. While the Company has historically been able to sell oil above posted prices, it is also exposed to the commodities risk inherent in short-term contracts which the Company attempts to mitigate through various financial hedges. For a discussion of the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Hedging Activity" and Note 13 to the Company's Consolidated Financial Statements.

     In December 1997, Hunter Gas Gathering, Inc. acquired a thirty percent (30%) membership interest in NGTS, a newly formed subsidiary of Natural Gas Transmission Services, Inc. ("NGTS, Inc."). NGTS assumed all of NGTS Inc.'s operations as of December 1, 1997. The Company acquired its interest in NGTS for consideration of $4.35 million.

     NGTS is a five year old natural gas marketing and trading company with operations concentrated in the western two-thirds of the country. In fiscal 1999, NGTS reported total revenues of approximately $277 million. NGTS is presently marketing approximately 350 million cubic feet of natural gas per day. As of December 1, 1997, the Company and its gas gathering subsidiary, Hunter Gas Gathering, Inc., dedicated substantially all of its natural gas production to NGTS for marketing. The balance of the Company's production is dedicated to either ONEOK or various third parties through gas processing agreements.

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

Petroleum Management and Consulting Services

     The Company acquired Gruy in December 1995. Gruy, which conducts operations for both the Company and third parties, has over a 40-year history of managing properties for financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding environmental and other regulatory compliance; receipt and disbursement functions, expert witness testimony and other managerial services and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties, gathering systems and processing plants located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of the Company's acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often uniquely able to identify attractive acquisition opportunities.

Competition

     The oil and gas industry is highly competitive. Competitors of the Company include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have substantially greater financial resources and larger staffs and facilities than those of the Company. In addition, the Company frequently encounters competition in the acquisition of oil and gas properties and gas gathering systems, and in its management and consulting business. The principal means of such competition are the amount and terms of the consideration offered. The principal means of such competition with respect to the sale of oil and gas production are product availability and price. The price at which the Company's products may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil, natural gas, nuclear power, hydroelectric power and coal and competition among various gas producers and marketers.

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

     Because oil and gas exploration and production, and possibly other activities, have been conducted at some of the Company's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances the Company has agreed to indemnify sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe that costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

     Additionally, in the course of the Company's routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells owned by the Company but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company. The Company currently expects to spend approximately $400,000 over the next five years in connection with remediation and environmental compliance, including $75,000 in 2000 and $75,000 in 2001.

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

Employees

     At December 31, 1999, the Company had 89 full-time employees of which 25 were management, 31 were administrative and 33 were field employees. None of the Company's employees are represented by a union. Management considers its relations with employees to be good.

Facilities

     The Company occupies approximately 23,386 square feet of office space at 600 East Las Colinas Boulevard, Suite 1100, Irving, Texas, under a lease that expires in October 2004. The Company owns field offices and production yards in Shamrock and Gainesville, Texas and Taylor, Arkansas. The Company also leases field production offices in Midland and Abilene, Texas, Hobbs, New Mexico and Oklahoma City, Oklahoma.

Risk Factors

Risks Related to Substantial Leverage

We have a significant amount of debt

     We are highly leveraged, with outstanding long-term debt of approximately $234.8 million compared to stockholders' equity of $53.6 million as of December 31, 1999. Our level of indebtedness affects our future operations. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, the cash flow is not available for other purposes. The covenants contained in our credit facilities require us to meet certain financial tests and limit our ability to borrow additional funds or to acquire or dispose of assets. Also, our ability to obtain additional financing in the future may be impaired by our substantial leverage. Additionally, the senior (as opposed to subordinated) status of our 10% Senior Notes due 2007, our high debt to equity ratio, and the pledge of substantially all of our assets as collateral for our primary credit facility will, for the foreseeable future, make it difficult for us to obtain financing on an unsecured basis or to obtain secured financing other than certain "purchase money" indebtedness collateralized by the acquired assets.

To service our indebtedness, we will require a significant amount of cash

     While we reported an operating profit for fiscal 1999, we reported an operating loss for fiscal 1998, and at December 31, 1999, we had an accumulated deficit of $62.5 million. Our ability to meet our financial covenants and to make scheduled payments of principal and interest to repay our indebtedness depends upon our operating results and our ability to obtain financing. However, we cannot be certain that our business will generate sufficient cash flow from operations or that future bank credit will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In such event, we would need to obtain such financing from the sale of equity securities, other debt financing or the sale of certain of the Company's properties. We cannot predict whether any such financing will be available on terms acceptable to us. If we are not able to secure such financing, we may not be able to continue to implement our business strategy.

Despite our current indebtedness levels, we still may be able to incur more debt

     Our primary credit facility limits our borrowings to a borrowing base amount determined by the lenders, in their sole discretion, based upon a variety of factors, including the amount of indebtedness that our oil and gas reserves and other assets can adequately support. As of December 31, 1999, we had $7.0 million of borrowing available under the borrowing base for our current credit facility. Our subsidiary Bluebird Energy, Inc. has a non-recourse revolving credit facility which, as of December 31, 1999, had $3.2 million of borrowing available. However, as of March 30, 2000, Bluebird has $200,000 of borrowing capacity available under its credit facility. A significant decline in oil or gas prices below their current levels could materially adversely affect the availability of funds under our credit facility.

We must maintain certain financial ratios

     Our primary credit facility also requires us to satisfy certain financial ratios in the future. One covenant requires that we maintain a ratio of funded indebtedness divided by the sum of funded indebtedness plus equity (the "Debt to Capitalization Ratio") of not more than 0.80 to 1.0. At December 31, 1999, we had a Debt to Capitalization Ratio of 0.67 to 1.0. Another covenant requires us to maintain a ratio of Consolidated EBITDA to Interest Expense (as defined in our primary credit facility agreements) of not less than

     o 1.50 to 1.0 for the calendar quarters ending September 30, 1999 through December 31, 2000;

     o 1.75 to 1.0 for the calendar quarters ending March 31, 2000 through June 30, 2000; and

     o 2.00 to 1.0 for the calendar quarters ending September 30, 2000 and thereafter.

We had a ratio of Consolidated EBITDA to Interest Expense of 1.52 to 1.0 as of December 31, 1999. The Consolidated EBITDA to Interest Expense ratio is very sensitive to oil and gas price levels, and a lowering of product prices in the future might jeopardize our compliance with this ratio. We are considering several alternatives to reduce this risk, including the acquisition or drilling of higher cash flow producing properties (shorter reserve life) to somewhat offset our long-lived reserve base or monetizing certain of our non-strategic assets.

     If we fail to satisfy these covenants or any of the other covenants in our credit facilities, that failure would constitute an event of default thereunder and, subject to certain grace periods, may permit the lenders to accelerate the indebtedness then outstanding under the applicable credit facility and demand immediate repayment thereof.

Our Business Is Dependent on Conditions in the Oil and Gas Industry

     Our revenues, profitability and the carrying value of our oil and gas properties depend substantially upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Oil and gas prices also substantially affect our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on attractive terms. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas fluctuate widely in response to:

     o relatively minor changes in the supply of, and demand for, oil and gas;

     o market uncertainty; and

     o a variety of additional factors, all of which are beyond our control.

These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Our production is predominantly weighted toward gas, making our earnings and cash flow more sensitive to gas price fluctuations. Also, our ability to market our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Currently, we sell substantially all our gas production to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. An affiliate of ONEOK Inc. has the right to market the undedicated natural gas we sell in the state of Oklahoma until February 2004 or such earlier date as ONEOK affiliates cease to own a specified percentage of our equity securities. ONEOK is currently marketing production from five wells for a total of 375 Mcf/d.

     Under the full cost accounting method, we are required to take a non-cash charge against earnings if capitalized costs of acquisition, exploration and development (net of depletion, depreciation and amortization), less deferred income taxes, exceed the present value of our proved reserves and the lower of cost or fair value of unproved properties after income tax effects. As a result of the severe decline in oil and gas prices in 1998, we recognized a non-cash impairment of oil and gas properties of $42.7 million at December 31, 1998 pursuant to such "ceiling" test in the full cost method of accounting. Certain subsequent improvements in pricing reduced the amount of such charge. Without the benefit of these pricing improvements, we would have incurred an impairment of $81.2 million. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

You Should Not Place Undue Reliance on Our Reserve Data
  Because They Are Estimates

     This annual report contains estimates of our oil and gas reserves and the future net cash flows from those reserves that were prepared or audited by independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of proved reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The estimates in this annual report rely on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves. Additionally, we may have to revise our reserves based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

     You should not construe the present value of proved reserves referred to in this annual report as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with Securities and Exchange Commission requirements, we have based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, whereas actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flows:

     o the  timing  of both  production  and  related  expenses;

     o  changes  in consumption levels; and

     o governmental regulations or taxation.

In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the Securities and Exchange Commission is not necessarily the most appropriate discount rate based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, we may need to revise our reserves downward or upward based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors.

Maintaining Reserves And Revenues in The Future Depends on Successful
  Exploration And Development

     Our future success depends upon our ability to find or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully explore or develop or acquire properties containing proved reserves, our proved reserves will generally decline as we produce them. The decline rate varies depending upon reservoir characteristics and other factors. Our future oil and gas reserves and production, and, therefore, cash flow and income, depend greatly upon our success in exploiting our current reserves and acquiring or finding additional reserves. We cannot assure that our planned development projects and acquisition activities will result in significant additional reserves or that we will successfully drill productive wells at economic returns to replace our current and future production.

Our Acquisitions Involve Certain Risks

     We have grown primarily through acquisitions and intend to continue acquiring oil and gas properties in the future. Although we review and analyze the properties that we acquire, such reviews are subject to uncertainties. It generally is not possible to review in detail every individual property involved in an acquisition. Ordinarily, we focus our review on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems. Economics dictate that we cannot become sufficiently familiar with all the properties to assess fully their deficiencies and capabilities. We do not always conduct inspections on every well. Even when we do inspect a specific well, we cannot always detect potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures.

     We have begun to focus our acquisition efforts on larger packages of oil and gas properties. Acquisitions of larger oil and gas properties may involve substantially higher costs and may pose additional issues regarding operations and management. We cannot assure that we will be able to successfully integrate all of the oil and gas properties that we acquire into our operations or will achieve desired profitability objectives.

Risks Associated With Exploration And Development

Our operations are subject to delays and cost overruns, and our activities may not be profitable

     We intend to increase our exploration activities and to continue our development activities. Exploratory drilling and, to a lesser extent, developmental drilling of oil and gas reserves involve a high degree of risk. We have recently expanded, and plan to increase our capital expenditures on our exploration efforts, which involve a higher degree of risk than our development activities. It is possible that we will not obtain any commercial production or that drilling and completion costs will exceed the value of production. The cost of drilling, completing and operating wells is often uncertain. Numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment, may curtail, delay or cancel drilling operations. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

We conduct  waterflood projects and other secondary recovery operations

     Secondary recovery operations involve certain risks, especially the use of waterflooding techniques, and drilling activities in general. Our inventory of development prospects includes waterflood projects. With respect to our properties located in the Permian Basin, we have identified significant potential expenditures related to further developing existing waterfloods.
Waterflooding involves significant capital expenditures and uncertainty as to the total amount of recoverable secondary reserves. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related costs. Costs are also higher during the later stages of the life of the project as crude oil production declines. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the amount of primary production, the porosity and permeability of the formation, the technique used, the location of injector wells and the spacing of both producing and injector wells.

We Are Subject to Casualty Risks in Our Onshore And Offshore Activities

     Our oil and gas business involves a variety of operating risks, including unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution, marine hazards and other risks, any of which could cause personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance except on rare occasion. Losses and liabilities arising from uninsured or under-insured events could materially affect our financial condition and operations.

We Hedge Our Oil And Gas Production

     As of December 31, 1999, we had hedged approximately (i) 16% of our gas production through December 31, 2000, and (ii) 63% of our oil production through December 31, 2000. These hedges have in the past involved fixed price arrangements and other price arrangements at a variety of prices, floors and caps. We have in the past and may in the future enter into oil and gas futures contracts, options and swaps. Our hedging activities, while intended to reduce our sensitivity to changes in market prices of oil and gas, are subject to a number of risks including instances in which we or the counterparties to our hedging contracts could fail to perform. Additionally, the fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices.

Our Operations Are Subject to Many Laws And Regulations

     The oil and gas industry is heavily regulated. Extensive federal, state, local and foreign laws and regulations relating to the exploration for and development, production, gathering and marketing of oil and gas affect our operations. Some of the regulations set forth standards for discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity to conserve supplies of oil and gas.

     Numerous environmental laws, including but not limited to, those governing management of waste, protection of water, air quality, the discharge of materials into the environment, and preservation of natural resources impact and influence our operations. If we fail to comply with environmental laws regarding the discharge of oil, gas, or other materials into the air, soil or water we may be subject to liabilities to the government and third parties, including civil and criminal penalties. These regulations may require us to incur costs to remedy the discharge. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose retroactive, strict, and joint and several liability, potentially resulting in liability for environmental damage regardless of negligence or fault. From time to time, we have agreed to indemnify sellers of producing properties against certain liabilities for environmental claims associated with such properties. We cannot assure that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or adversely affect our oil and gas operations and financial condition. Material indemnity claims may also arise with respect to properties acquired by or from us. While we do not anticipate incurring material costs in connection with environmental compliance and remediation, we cannot guarantee that we will not incur material costs.

We Are Subject to Substantial Competition

     We encounter substantial competition in acquiring properties, drilling for new reserves, marketing oil and gas, securing trained personnel and operating our properties. Many competitors have financial and other resources that substantially exceed our resources. Our competitors in acquisitions, development, exploration and production include major oil companies, natural gas utilities, numerous independents, individual proprietors and others. Our competitors may be able to pay more for desirable leases and may be able to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

Our Business May Be Adversely Affected If We Lose Our Key Personnel

     We depend greatly upon three key individuals within our management: Gary C. Evans, Matthew C. Lutz and Richard R. Frazier. The loss of the services of any one of these individuals could materially impact our operations.

Shares Eligible For Future Sale; Absence of Dividends

The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur

     We are authorized to issue up to 100,000,000 shares of common stock. As of March 15, 2000, 20,243,601 shares were issued and outstanding, and 15,269,663 shares were reserved for issuance upon the conversion of shares of our preferred stock and upon the exercise of certain outstanding warrants and options. We also reserve 10,512,149 shares for issuance upon exercise of the warrants issued in June 1999. Issuing additional shares of common stock pursuant to such conversion rights, outstanding warrants, options and warrants would reduce the proportionate ownership and voting rights of the common stock then outstanding. Our existing management and their affiliates own 2,403,644 shares of common stock that may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933. In addition, our primary credit facility contains a debt to capitalization ratio covenant requiring us to maintain a ratio of .80 to
1.0. The possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing and future market prices for the common stock and could impair our ability to raise capital through the sale of equity securities in the future.

We have never paid cash dividends on our common stock

     We have not previously paid any cash dividends on the common stock and do not anticipate paying dividends on the common stock in the foreseeable future. We intend to reinvest all available funds for the development of our business. In addition, we cannot pay any dividends on the common stock unless and until we pay all dividend rights on outstanding preferred stock which have in the past been paid on a timely basis. Our primary credit facility and the indenture governing our 10% Senior Notes due 2007 also restrict the payment of cash dividends on certain securities.

Preferred Stock; Anti-takeover Provisions

We have outstanding preferred stock and have the ability to issue more

     Our common stock is subordinate to all outstanding classes of preferred stock in the payment of dividends and other distributions made with respect to the stock, including distributions upon liquidation or dissolution of Magnum Hunter. Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock without first obtaining shareholder approval, except in limited circumstances. We have previously issued several series of preferred stock, although only the 1996 Series A Convertible Preferred Stock and the 1999 Series A 8% Convertible Preferred Stock, are currently outstanding. The holders of the 1996 Series A Convertible Preferred Stock currently have the right to appoint one additional member to the Board of Directors and upon certain circumstances, up to 75% of our Board. The holders of the 1999 Series A 8% Convertible Preferred Stock currently have the right to nominate two members of our Board, and, subject to the rights of the 1996 Series A Convertible Preferred Stock holders, upon certain circumstances have the right to nominate additional directors. If we designate or issue other series of preferred stock, it will create additional securities that will have dividend and liquidation preferences over the common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current shareholders' interest.

Certain anti-takeover provisions may affect your rights as a stockholder

     Our Articles of Incorporation and Bylaws include certain provisions that may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts. These provisions include authorized "blank check" preferred stock and the availability of authorized but unissued common stock. In addition, on January 9, 1998, we adopted a shareholder rights plan. Under the shareholder rights plan, the rights initially represent the right to purchase one one-hundredth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per one one-hundredth of a share. The rights become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of our common stock. Until they become exercisable, these rights attach to and trade with our common stock. The rights issued under the shareholder rights plan expire January 20, 2008. Issuing preferred stock may delay or prevent a change in control of Magnum Hunter without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. In addition, a change of control, as defined under the 10% Senior Notes indenture, would entitle the holders of our 10% Senior Notes due 2007 to put those notes to Magnum Hunter under the indenture governing such notes and the lenders to accelerate payment of outstanding indebtedness under our credit facility. Both of these events could discourage takeover attempts by making such attempts more expensive.

General Business Risks

"Year 2000" Readiness

     Beginning in 1998, the Company was involved in a program to be "Year 2000" ready. The program involved reviews of major business, financial and other information systems, including equipment with embedded microprocessors, development of specific plans for modification or replacement of date-sensitive software or microprocessors, execution of such plans and the testing of such systems to ensure their "Year 2000" readiness. Included within the scope of the program were contacts with key suppliers and customers to determine their "Year 2000" readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service. As a result of this program, there were no significant occurrences of Year 2000-related failures. Additionally, the Company does not anticipate that any significant subsequent events will occur.







                     [Rest of page intentionally left blank]

Item 2.           Description of Properties

Oil and Gas Reserves

General

     All information set forth in this Form 10-K regarding estimated Proved Reserves, related estimated future net cash flows and SEC PV-10 of the Company's oil and gas interests is taken from reports prepared by Ryder Scott Company of Houston, Texas and Pollard, Gore & Harrison of Austin, Texas, both independent petroleum engineers with respect to the Company's interests at December 31, 1999 (using oil and gas prices in effect at December 31, 1999) and December 31, 1998. The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by the Company.

     SEC PV-10 is the present value of Proved Reserves which is an estimate of the discounted future net cash flows from each of the Company's properties at December 31, 1999, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 1999, or as otherwise indicated.

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


                                          Prices used in Reserve Reports at
                                                     December 31,
                                         ---------------------------------------
                                                1999              1998
                                         ---------------------------------------
Gas (per Mcf)............................       $2.25             $2.12
Oil (per Bbl)............................      $24.03             $9.42

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

     Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's Proved Reserves since December 31, 1999. No estimates of Proved Reserves of oil and gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the Commission) since January 1, 1999.

Company Reserves

     The following tables set forth the estimated Proved Reserves of oil and gas of the Company and the SEC PV-10 thereof on an actual basis at December 31, 1999 and 1998.

                Estimated Proved Oil and Natural Gas Reserves (1)

                                                          At December 31,
                                                --------------------------------
                                                     1999                1998
                                                --------------------------------
Net gas reserves (Mcf):
     Proved developed producing..............     178,393,622        173,220,374
     Proved developed non-producing..........       6,561,110          1,767,000
     Proved undeveloped......................      45,044,794         44,072,300
                                                --------------------------------
       Total proved gas reserves.............     229,999,526        219,059,674
                                                --------------------------------

Net oil reserves (Bbl):
    (including condensate and NGL)
     Proved developed producing..............      15,684,726          9,015,703
     Proved developed non-producing..........         614,859            458,888
     Proved undeveloped......................       9,234,165          7,874,050
                                                --------------------------------
       Total proved oil reserves.............      25,533,750         17,348,641
                                                --------------------------------
Total Proved Reserves (Mcfe).................     383,202,026        323,151,521
                                                --------------------------------


                   Estimated SEC PV-10 of Proved Reserves (a)

                                                       At December 31,
                                                --------------------------------
                                                   1999                1998
                                                --------------------------------
Estimated SEC PV-10 (b) :
     Proved developed producing ............    $ 269,445,091    $   156,629,617
     Proved developed non-producing ........       13,036,102          4,355,278
     Proved undeveloped ....................       87,609,991         18,424,052
                                                --------------------------------
       Total Proved Reserves................    $ 370,091,184    $   179,408,947
                                                --------------------------------
-----------

   (a) Based upon reserve reports at December 31, 1999 and December 31, 1998 prepared by Ryder Scott and PG&H.
   (b) SEC  PV-10  differs  from the standardized measure of discounted future
       net cash flows set forth in the notes to the Consolidated   Financial
       Statements  of  the  Company,   which  is calculated after provision for
       future income taxes.

       Significant Properties

     On December 31, 1999, 100% of the Company's Proved Reserves on a Bcfe basis were located in the Mid- Continent Area, the Permian Basin Region and the Gulf Coast/Gulf of Mexico. On such date, the Company's properties included working interests in 3,100 gross (1,797 net) productive oil and gas wells.

     The following table sets forth summary information with respect to the Company's estimated Proved Reserves of oil and gas at December 31, 1999.

                                             SEC PV-10 (a)                         Proved Reserves
                                     ----------------------------------------------------------------------------
                                                                                                    Natural Gas
                                           Amount         % of          Oil             Gas          Equivalent
                                       (in thousands)     Total        (Bbl)           (Mcf)           (Bcfe)
                                     -------------------------------------------- --------------- ---------------

Mid-Continent Area (b)...............     $174,419           47         8,721,097    131,813,000      184.14
Permian Basin Region (b)(c)..........     $169,845           46        15,846,808     84,484,000      179.56
Gulf Coast/Gulf of Mexico (b)  ......      $25,827            7           965,845     13,703,000       19.50
                                     -----------------------------------------------------------------------------
       Total ........................     $370,091          100        25,533,750    230,000,000      383.20
                                     -----------------------------------------------------------------------------

----------

       (a) SEC PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.
       (b) Based on a reserve report at December 31, 1999 prepared by Ryder Scott.
       (c)    Based on reserve  reports at December  31, 1999 prepared by PG&H.

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


                                                       Year Ended December 31,
                                                        1999             1998
                                                     ---------------------------
Oil and gas production:
  Oil (Mbbl).....................................        1,307             1,141
  Gas (MMcf).....................................       19,026            14,119
  Natural Gas Equivalents (MMcfe)................       26,868            20,965
Average sales price (a):
  Oil (per Bbl)..................................      $ 15.01           $ 12.67
  Gas (per Mcf)..................................         2.16              2.02
  Natural Gas Equivalents (per Mcfe).............         2.26              2.05
Oil and gas production lifting costs (per Mcfe) .          .57               .68
Production taxes and other costs (per Mcfe) (b)..      $   .30           $   .31
----------

       (a) Before deduction of production taxes and net of hedging results for the two years ended December 31, 1999.
       (b) Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

Drilling Activity

     The following table sets forth the results of the Company's drilling activities during the two fiscal years ended December 31, 1999 and 1998.


                                               Gross Wells (a)                                 Net Wells (b)
    Year         Type of Well       Total      Producing (c)       Dry (d)          Total      Producing (c)      Dry (d)
    ----         ------------       -----      -------------       -------          -----      -------------      -------
    1999         Exploratory
                  Texas                6               5               1              2.77           2.46           0.31
                  Oklahoma             1               1               0              0.18           0.18              0
                  New Mexico           0               0               0                 0              0              0
                  Other                7               5               2              2.38           1.88           0.50
                 Development
                  Texas               10              10               0              9.14           9.14              0
                  Oklahoma             3               1               2              3.00           1.00              2
                  New Mexico           3               3               0              2.34           2.34              0
                  Other                1               1               0              0.25           0.25              0

    1998         Exploratory
                  Texas                5               4               1              3.25           2.64           0.61
                  Oklahoma             0               0               0                 0              0              0
                  New Mexico           1               1               0               .05            .05              0
                  Other                0               0               0                 0              0              0
                 Development
                  Texas               79              79               0              74.4           74.4              0
                  Oklahoma             0               0               0                 0              0              0
                  New Mexico           5               5               0                 5              5              0
                  Other                0               0               0                 0              0              0

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

Oil and Gas Wells

     The following table sets forth the number of oil and natural gas wells in which the Company had a working interest at December 31, 1999. All of these wells are located in the United States.


                                                               Productive Wells
                                                            As of December 31, 1999
                                                 Gross (a)                                    Net (b)
Location                            Oil             Gas          Total            Oil          Gas          Total
--------                            ---             ---          -----            ---          ---          -----

Texas......................        1,372            834          2,206            690         590.00       1,280.00
Offshore Texas ............            0              1              1              0           0.25           0.25
Oklahoma...................          139            274            413             83         164.00         247.00
Mississippi................            2              0              2              2           0.00           2.00
New Mexico.................          148            274            422             73         164.00         237.00
California.................            5              0              5              1           0.00           1.00
Offshore Louisiana.........            0              5              5              0           1.88           1.88
Arkansas...................           46              0             46             28           0.00          28.00
                           ---------------------------------------------------------------------------------------------------------
         Total ............        1,712          1,338          3,100            877         920.13       1,797.13
                           ---------------------------------------------------------------------------------------------------------

----------

       (a) The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions.
       (b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1999.

                                                         Developed                              Undeveloped
                                               Gross (a)             Net (b)            Gross (a)            Net (b)
Offshore...........................              35,760              11,440              52,280              11,100
Texas..............................             257,138             210,398              74,381              39,365
Oklahoma...........................              97,637              71,351               6,582               3,302
Mississippi........................                  80                  80                   0                   0
New Mexico.........................              41,437              35,439                   0                   0
California.........................                 509                  38                   0                   0
                                   -------------------------------------------------------------------------------------------------
      Total .......................             432,561             328,746             133,243              53,767
                                   -------------------------------------------------------------------------------------------------

----------

       (a) The number of gross acres is the total number of acres in which a working interest is owned.
       (b) The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

     Substantially all of the Company's interests are leasehold working interests or overriding royalty interests (as opposed to mineral or fee interests) under standard onshore oil and gas leases. As is customary in the industry, the Company generally acquires oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although the Company has title examined by a landman or title attorney prior to acquisition of mineral acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In certain instances, title opinions may not be obtained if, in the Company's judgment, it would be uneconomical or impractical to do so.

Item 3.           Legal Proceedings.

     No legal proceedings are pending other than ordinary routine litigation incidental to the Company's business, the outcome of which management believes will not have a material adverse effect on the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

     The Company had no matters requiring a vote of security holders during the fourth quarter of 1999.












                     [Rest of page intentionally left blank]

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

     The Common Stock of the Company has been listed on the American Stock Exchange since March 8, 1996. The Common Stock has been listed under the ticker symbol "MHR" since March 18, 1997, prior to which time it was listed under the ticker symbol "MPM." At March 15, 2000, there were 3,452 stockholders of record.


                                                                   Average Daily
                                                                  Trading Volume
                                   High           Low                   (Shares)
1999
   First Quarter .............    $3.19          $2.50                    53,351
   Second Quarter ............    $4.19          $2.75                    45,792
   Third Quarter .............    $4.25          $3.19                    25,211
   Fourth Quarter ............    $3.94          $2.50                    46,576
1998
   First Quarter .............    $5.50          $3.88                    85,139
   Second Quarter ............    $7.94          $5.13                   210,992
   Third Quarter .............    $6.88          $3.00                   118,228
   Fourth Quarter.............    $4.38          $2.75                   133,437

     On March 28, 2000, the last reported sale price of the Company's Common Stock on the American Stock Exchange was $4.00 per share.

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

     The Company's Common Stock Purchase Warrants have been listed on the American Stock Exchange since July 19, 1999. The Common Stock Purchase Warrants have been listed under the ticker symbol "MHR.WS" . At March 15, 2000, there were 3,279 warrant holders of record.


                                                                   Average Daily
                                                                  Trading Volume
                                          High           Low            (Shares)
1999
   Third Quarter .............           $1.06          $0.31             15,842
   Fourth Quarter ............           $0.44          $0.19              6,911

     On March 28, 2000, the last reported sale price of the Company's Common Stock Purchase Warrants on the American Stock Exchange was $0.69 per share.

Item 6.           Selected Financial Data

     The selected historical financial data sets forth summary historical consolidated financial data of the Company as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, which have been derived from the Company's audited consolidated financial statements and notes thereto. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to the Company's operations, see "Business" and "Properties." Certain reclassifications have been made to the selected historical financial data of the prior years, as well as to certain quarterly financial data, to conform with the current presentation. All data is in thousands, except per share data.


                                                      1995           1996           1997           1998            1999
                                                   ----------     ----------     ----------     ----------    -------------
Income Statement Data:
Total operating revenues..........................  $     649        $16,412        $48,834        $51,400         $ 69,626


Total operating costs and expenses (a)............      1,692         13,541         38,801         94,414           54,516
                                                   ------------------------------------------------------------------------

Operating profit (loss)...........................     (1,043)         2,871         10,033        (43,014)          15,110
Net income (loss) before extraordinary loss.......       (968)           509         (2,108)       (47,080)          (6,828)
Extraordinary loss from early extinguishment
  of debt, net of taxes ..........................          -              -         (1,384)             -                -
Net Income (loss) ................................       (968)           509         (3,492)       (47,080)          (6,828)
Dividends applicable to preferred shares..........       (617)          (406)          (875)          (875)          (4,509)
                                                   -------------------------------------------------------------------------
Income (loss) applicable to common shares.........    $(1,585)       $   103        $(4,367)      $(47,955)        $(11,337)
                                                   -------------------------------------------------------------------------
Income (loss) per common share before
 extraordinary item
   Basic..........................................   $  (0.28)       $  0.01        $ (0.21)      $  (2.26)      $    (0.56)
   Diluted........................................   $  (0.28)       $  0.01        $ (0.21)      $  (2.26)      $    (0.56)
Income (loss) per common share after
 extraordinary item
   Basic..........................................   $  (0.28)       $  0.01        $ (0.30)      $  (2.26)      $    (0.56)
   Diluted........................................   $  (0.28)       $  0.01        $ (0.30)      $  (2.26)      $    (0.56)

Other Data:
EBITDA (b)........................................   $   (545)       $ 6,166       $ 22,772       $ 22,112       $   37,536
Capital expenditures (c)..........................   $  1,244        $41,471       $160,059       $ 70,187       $   59,968

--------
(a) Includes in 1998 the non-cash write-down of $42.745 million of oil and gas properties in the full-cost pool due to the ceiling test limitation.
(b) EBITDA is defined as net income (loss) before income taxes and minority interest, plus the sum of depletion and depreciation and interest expense. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning
      EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles or as an indicator of the Company's operating performance or liquidity.
(c) Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets.


                                                      1995          1996          1997           1998             1999
                                                    ---------     ---------    -----------    -----------     ------------
Balance Sheet Data:
Working capital (deficiency).......................  $   (916)     $  2,279      $   2,610     $    (723)      $     (810)
Property, plant and equipment, net.................    36,405        73,648        221,259       228,436          265,195
Total assets.......................................    40,065        83,072        251,069       267,142          306,110
Total debt (a).....................................     9,612        38,766        161,543       231,020          234,806
Stockholders' equity...............................   $24,496       $35,154      $  72,140     $  20,992       $   53,640

-----------
(a) Consists of long-term debt, including current maturities of long-term debt, and excluding production payment liabilities of $288 thousand, $937 thousand, $743 thousand, $633 thousand and $460 thousand as of December 31, 1995, 1996, 1997, 1998 and 1999, respectively. As of
         December 31, 1999 and 1998, $41.8 million and $26 million, respectively, of the debt was non-recourse to the Company.

     The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                                                      1999
                                                    --------------------------------------------------------------------------------
                                                        First              Second             Third               Fourth
                                                    --------------      ------------      -------------      ----------------
Revenues...........................................    $    13,105       $    15,359        $    19,864          $     21,298
Depreciation, depletion and amortization...........          5,148             5,467              5,768                 5,689
Net Operating Profit...............................          1,266             2,539              5,539                 5,766
Net Income (Loss)..................................         (4,962)           (2,340)               213                   261
Loss per common share, basic.......................    $     (0.29)      $     (0.18)       $     (0.05)         $      (0.05)
Loss per common share, diluted.....................    $     (0.29)      $     (0.18)       $     (0.05)         $      (0.05)


                                                                                 1998
                                                   -----------------------------------------------------------------
                                                       First           Second          Third            Fourth
                                                   --------------  --------------  -------------   ----------------
Revenues...........................................    $   12,753      $   13,261    $    13,580        $    11,806
Depreciation, depletion and amortization...........         3,875           4,941          4,805              8,136
Write-down of oil and gas properties...............             -               -              -             42,745
Net Operating Profit (Loss)........................         1,295           1,260            891            (46,460)
Net Loss...........................................        (1,747)         (1,915)        (2,272)           (41,146)
Loss per common share, basic.......................    $    (0.09)     $    (0.10)   $     (0.12)       $     (1.96)
Loss per common share, diluted.....................    $    (0.09)     $    (0.10)   $     (0.12)       $     (1.96)

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

     In April 1997, the Company purchased the Permian Basin Properties from Burlington for a net purchase price of $133.8 million after purchase price adjustments of $9.7 million. These properties consisted of approximately 1,852 producing oil and gas wells and associated acreage in west Texas and southeast New Mexico. This acquisition substantially increased the Company's cash flow and inventory of exploitation, development and exploration opportunities.

     On January 28, 1998, the Company commenced a cash purchase offer for Units of TEL Offshore Trust. Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company purchased 1,745,353 Units for $10.4 million pursuant to the tender offer and, together with the Units it previously owned, became the owner of approximately 40% of the total number of Units outstanding for an aggregate consideration of $10.4 million.

     On December 31, 1998, the Company through its newly formed 100% owned subsidiary, Bluebird, acquired from Spirit Energy 76 ("Spirit 76") natural gas reserves and associated assets in producing fields located in Oklahoma and Texas. The net purchase price was approximately $25 million after certain purchase price adjustments, including preferential rights exercised by third parties and other customary adjustments. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust.
Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements. To finance the Spirit 76 acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The bridge loan was replaced on June 7, 1999 with permanent financing from banks providing for a revolving credit facility of $75 million with an initial borrowing base of $41.5 million, due June 7, 2002 with interest rates based upon either "LIBOR" or "Base Rate" (Prime). The loan is non-recourse to the Company. In addition to retiring the bridge loan, a portion of the proceeds from the permanent financing was used to finance the acquisition of properties from Vastar Resources, Inc. ("Vastar") discussed below.

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

     On December 1, 1999, the Company acquired 50% ownership interest in the Madill Gas Processing Plant and associated gathering system from Dynegy Midstream Services, L.P., a wholly-owned subsidiary of Dynegy, Inc. This modern cryogenic plant includes 3,350 horsepower of high-speed compression and has gas-processing capacity of approximately 18,000 Mcf/d. The facilities are located in Marshall and Bryan counties, Oklahoma. The effective date of the acquisition was November 1, 1999.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from Proved Reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. Due primarily to the severe decline in world crude oil and natural gas prices experienced in 1998, the Company recognized a non-cash impairment of oil and gas properties of $42.7 million at December 31, 1998 pursuant to the ceiling limitation required by the full cost method of accounting, using certain improvements in pricing experienced after the end of the period. Without the benefit of improvements in pricing subsequent to December 31, 1998, the Company would have incurred an impairment of $81.2 million. The Company's SEC PV-10 property valuation at December 31, 1999 exceeded the capitalized cost at that date. Significant downward revisions of quantity estimates or declines in oil and gas prices which are not offset by other factors could possibly result in write-down for impairment of oil and gas properties in the future.

Results of Operations For the Years Ended 1999 and 1998

     As discussed above, the Company acquired the Spirit 76 Properties in December 1998, the Vastar properties in June 1999 and the Madill Gas Plant in December 1999. Unless otherwise stated, the increases in the 1999 period over the 1998 period were substantially a result of these acquisitions and the increases in daily oil and gas production associated with the Company's successful drilling operations.

     Oil and gas sales were $60.7 million in 1999, a 39% increase over 1998 sales of $43.6 million. In 1999, the Company sold 1,307 MBbl of oil and 19,026 MMcf of gas which represents a 15% increase in oil and a 35% increase in gas volume over the prior year. The price received for oil was $15.01 per Bbl and for gas was $2.16 per Mcf in 1999, representing an 18% increase in oil price and a 7% increase in gas price. Oil and gas production lifting costs increased 8% to $15.4 million in 1999 from 1998. The gross operating margin from oil and gas production was $37.1 million in 1999, a 62% increase over 1998. On an equivalent unit basis, the gross margin was $1.39 per Mcfe in 1999 versus $1.06 in 1998, a 31% increase. The sales price per Mcfe was $2.26 in 1999 versus $2.05 in 1998, a 10% increase. Production lifting costs decreased 16% to $0.57 per Mcfe in 1999 from $0.68 per Mcfe in 1998. Production tax and other costs decreased 3% to $0.30 per Mcfe in 1999 from $0.31 per Mcfe in 1998. Total equivalent units sold increased 28% to 26.9 Bcfe in 1999 from 21.0 Bcfe in 1998.

     Gas gathering, marketing, and processing revenues were $8.2 million in 1999, an 18% increase from 1998. Gross operating margin was $2.3 million in 1999 versus $1.2 million in 1998, an 92% increase. Total gathering system throughput decreased 11% to 18.5 MMcf per day in 1999 compared with 20.8 MMcf per day in 1998, principally due to the sale of a gathering system. Gas plant processing throughput was 21.5 MMcf per day in 1999 versus 15.7 MMcf per day in 1998, a 37% increase due to the Vastar and Madill acquisitions. Gross operating margin from gathering operations was $0.14 per Mcf of throughput in 1999 versus $0.11 per Mcf in 1998, a 27% increase. The gross operating margin from gas processing was $0.16 per Mcf of throughput in 1999 versus $0.07 per Mcf in 1998, a 129% increase resulting from substantially improved processing economics.

     Revenues from oil field services and international sales were $768 thousand in 1999, a 13% decrease from revenues of $881 thousand in 1998, principally due to a decrease in oil field management services provided to third parties. Operating costs were $350 thousand in 1999, a $117 thousand decrease over 1998. The gross operating margin from these activities was $418,000 in 1999 versus $414,000 in the 1998 period.

     Depreciation and depletion expense increased 1% to $22.1 million in 1999 from $21.8 million in 1998. Depletion expense on oil and gas production in 1999 was $21.2 million, or $.79 per Mcfe, versus $20.9 million, or $1.00 per Mcfe in 1998, principally due to the write-down of the value of its oil and gas full cost pool by $42.7 million in 1998 versus none in 1999. This write-down was the result of the low oil and gas prices experienced by all producers in December 1998. Without the benefit of improvements in pricing subsequent to December 31, 1998, the Company would have incurred an impairment of $81.2 million. While this write-down is not recoverable if prices increase, it has the effect of lowering the Company's future depletion rates. The Company had a gain on sale of assets of $272 thousand in 1999, principally from the sale of a gas gathering system, versus a loss on sale of assets of $52 thousand in 1998. General and administrative expense decreased 2% to $2.9 million in 1999 from $3.0 million in 1998.

     Operating profit increased to $15.1 million in 1999 versus a loss of $43.0 million in 1998. Equity in earnings of affiliate, net of income tax, was a loss of $103 thousand in 1999 versus a loss of $116 thousand reported in 1998. Other income decreased 43% to $354 thousand in 1999 versus $624 thousand in 1998. Interest expense increased to $22.1 million in 1999 from $18.2 million in 1998, an increase of 21%, due to increased levels of borrowing under the Company's revolving credit lines and an increase in floating interest rates. The Company incurred a net loss before income tax and minority interest of $6.7 million in 1999, versus a net loss of $60.7 million in 1998. The Company provided for no deferred income tax benefit in 1999 versus a deferred income tax benefit of $13.7 million in 1998. The Company reported a net loss in 1999 of $6.8 million, versus a net loss of $47.1 million in 1998.

     The Company accrued $4.5 million in dividends on its preferred stock in 1999 compared to $875 thousand in 1998. The increase in dividends was due to the sale of $50 million of its convertible preferred stock in 1999. The Company reported net loss to common shareholders of $11.3 million, or $.56 per share in 1999 versus $48.0 million, or $2.26 per share in 1998.

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

     Depreciation and depletion expense increased 76% to $21.8 million in 1998 from $12.4 million in 1997 due to the acquisitions and to loss of reserves as a result of year-end commodity prices. Depletion expense on oil and gas production in 1998 was $20.9 million, or $1.00 per Mcfe, in 1998 versus $11.6 million, or $0.82 per Mcfe in 1997. The Company wrote-down the value of its oil and gas full cost pool by $42.7 million in 1998 versus none in 1997. This write-down was the result of the low oil and gas prices experienced by all producers in December 1998. Without the benefit of improvements in pricing subsequent to December 31, 1998, the Company would have incurred an impairment of $81.2 million. While this write-down is not recoverable if prices increase, it should have the effect of lowering the Company's future depletion rates. General and administrative expense increased 26% to $3.0 million in 1998 from $2.4 million in 1997, due to increased staffing and other costs as a result of the acquisitions, increased activity levels of the Company and the provision for doubtful accounts on a note receivable.

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

     In September 1998, the Company announced a stock repurchase program of up to one million shares at a cost not to exceed $4 million. At December 31, 1998, the Company had repurchased 625,600 shares for approximately $1.9 million. In February 1999, the program was revised to remove the share limitation discussed above. In 1999, the Company has purchased an additional 601,472 shares for approximately $1.7 million.

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

     In December 1998, the Company announced a letter of intent for a strategic alliance with ONEOK Resources Company, to include the purchase by this company of $50 million of the Company's Convertible Preferred Stock. In February 1999, this transaction was consummated. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the Preferred Stock are payable in cash beginning August of 1999 at the rate of 8% per annum and are cumulative. The net proceeds of $46.3 million received from the sale of Preferred Stock was used to repay senior bank indebtedness.

     On June 8, 1999, the Company acquired oil and gas reserves and related assets from Vastar for a total purchase price of $32.5 million after purchase price adjustments. The effective date of the acquisition was April 1, 1999. The acquisition included Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas.

     On December 1, 1999, the Company, through its wholly-owned subsidiary Bluebird, acquired 50% ownership interest in the Madill Gas Processing Plant and associated gathering system from Dynegy Midstream Services, L.P., a wholly-owned subsidiary of Dynegy, Inc. This modern cryogenic plant includes 3,350 horsepower of high-speed compression and has gas-processing capacity of approximately
18,000 Mcf/d. The facilities are located in Marshall and Bryan counties, Oklahoma. The effective date of the acquisition was November 1, 1999.

     In connection with the Madill Gas Plant acquisition, Bluebird's banks increased the borrowing base under the credit agreement to $45.0 million effective November 30, 1999, subject to a provision to automatically reduce the borrowing base to $41.5 million on March 31, 2000, with further reductions to the borrowing base of $2.0 million to occur on June 30, 2000 and each subsequent quarter-end. Effective March 27, 2000, the banks suspended the various requirements of the November 30, 1999 adjustment to the borrowing base and established a current borrowing base for Bluebird of $43.5 million. The banks agreed to redetermine the borrowing base and the need to reimplement the other requirements of the November 30, 1999 adjustment upon the earlier of May 15, 2000 or the consummation or termination of a proposed sale of oil and gas properties. The Company believes that this agreement, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending plans in the year 2000.

     The Company's borrowing base under its revolving credit line with banks was $60,000,000 at December 31, 1999, providing $7,000,000 of additional borrowing capacity at that date. The Company believes that this availability, along with cash flow from operations, is sufficient to meet interest and dividend requirements in 2000 as well as to carry out its capital spending needs.

     For 1999, the Company had a net decrease in cash of $3.3 million. The Company's operating activities provided net cash of $17.3 million. The Company used $59.2 million in investing activities, principally for additions to property and equipment. Financing activities provided $38.6 million of cash, principally from the aggregate proceeds from the issuance of preferred stock of $46.3 million. The Company also paid $4.2 million in cash dividends on preferred stock.

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

Capital Requirements

     For fiscal 2000, the Company has budgeted approximately $25 million for development and exploration activities, including approximately $15 million for participation in exploration and development projects in the shallow water area of the Gulf of Mexico. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

     On June 8, 1999, the Company's borrowing base under its revolving credit line was reduced from $65 million to $60 million as a result of the December 31, 1998 reserve engineering report.

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $7.0 million available as of December 31, 1999) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest and dividend payments for the foreseeable future.

     In addition, the Company's wholly-owned subsidiary, Bluebird, has availability under its own credit facility (non-recourse to the Company) of approximately $3.2 million at December 31, 1999 after the borrowing base increased to $45.0 million on November 30, 1999. However, this increase was subject to a provision to automatically reduce the borrowing base to $41.5 million on March 31, 2000, with further reductions to the borrowing base of $2.0 million to occur on June 30, 2000 and each subsequent quarter-end. Effective March 27, 2000, the banks suspended the various requirements of the November 30, 1999 adjustment to the borrowing base and established a current borrowing base for Bluebird of $43.5 million. The banks agreed to redetermine the borrowing base and the need to reimplement the other requirements of the November 30, 1999 adjustment upon the earlier of May 15, 2000 or the consummation or termination of a proposed sale of oil and gas properties. The Company believes that this agreement, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending plans in the year 2000.

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

Inflation and Changes in Prices

     During 1999, the Company experienced an increase in prices for oil (18%) and for natural gas (7%) compared to the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next 12 months.

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

Hedging Activity

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and natural gas prices. At December 31, 1999, the Company had the following open contracts:


               Type               Volume/Month                Duration                Avg. Price
          ---------------     ---------------------     ---------------------    ---------------------
Oil
------
          Swap...........          30,000 Bbl               Jan 00 - Dec 00               $17.60
          Collar.........          30,000 Bbl               Jan 00 - Mar 00       Floor - $18.00
                                                                                  Cap -   $22.65
          Collar.........          30,000 Bbl               Jan 00 - Mar 00       Floor - $18.00
                                                                                  Cap -   $23.87
          Collar.........          30,000 Bbl               Apr 00 - Jun 00       Floor - $18.00
                                                                                  Cap -   $24.50
          Collar.........          30,000 Bbl               Apr 00 - Jun 00       Floor - $18.00
                                                                                  Cap -   $26.00
          Collar.........          30,000 Bbl               Jul 00 - Sep 00       Floor - $18.00
                                                                                  Cap -   $24.00
          Collar.........          30,000 Bbl               Jul 00 - Sep 00       Floor - $18.00
                                                                                  Cap -   $24.65
Gas
------
          Collar.........         300,000 MMBtu             Jan 00 - Mar 00       Floor - $ 2.00
                                                                                  Cap -   $ 2.32
          Collar ........         300,000 MMBtu             Apr 00 - Oct 00       Floor - $ 1.80
                                                                                  Cap -   $ 2.25
          Swap...........         100,000 MMBtu             Jan 00 - Mar 00               $ 2.86
          Collar ........         100,000 MMBtu             Jan 00 - Mar 00       Floor - $ 2.62
                                                                                  Cap -   $ 3.82
          Purchased
          Call...........         100,000 MMBtu             Feb 00 - Mar 00               $ 2.86


     Net gains or losses related to derivative transactions for the years ended December 31, 1999, 1998 and 1997 were $(3,232,000), $2,739,000 and $(1,537,000), respectively. At December 31, 1999, the unrealized loss from derivative transactions was $3,812,000.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve and to effectively lower interest rate expense over the next twelve months.

           Type                   Notional Amount        Termination Date            Pay Rate                Receive Rate
---------------------------     -------------------     -------------------     -------------------     ----------------------
Pay Variable/Receive Fixed          $50,000,000              06/01/02           LIBOR + 3.34%                 10% fixed
                                                                                through 05/31/00

                                                                                LIBOR + 3.69%
                                                                                from 06/01/00 to
                                                                                06/01/02
Pay Fixed/Receive Variable          $50,000,000              06/01/00           9.16% fixed                 LIBOR + 3.34%


     The pay variable/receive fixed swap has an early termination provision granting the counterparty the right to terminate the swap on June 1, 2000, in exchange for a fee payment to the Company of $125,000. As a result of these two swaps, the Company saved approximately $209,000 in interest expense during the year ended December 31, 1999. The unrealized savings in interest expense at December 31, 1999 calculated through May 31, 2000 was approximately $175,000. Thereafter, the economic impact depends on whether or not LIBOR rates increase significantly.

Year 2000 Compliance

     Beginning in 1998, the Company was involved in a program to be "Year 2000" ready. The program involved reviews of major business, financial and other information systems, including equipment with embedded microprocessors, development of specific plans for modification or replacement of date-sensitive software or microprocessors, execution of such plans and the testing of such systems to ensure their "Year 2000" readiness. Included within the scope of the program were contacts with key suppliers and customers to determine their "Year 2000" readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service. As a result of this program, there were no significant occurrences of Year 2000-related failures. Additionally, the Company does not anticipate that any significant subsequent events will occur.

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

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

       At December 31, 1999, the Company had the following open contracts:


               Type                 Volume/Month                Duration                Avg. Price
       --------------------    ----------------------    -----------------------    -------------------
Oil
------
       Swap................            30,000 Bbl            Jan 00 - Dec 00                $17.60
       Collar..............            30,000 Bbl            Jan 00 - Mar 00        Floor - $18.00
                                                                                    Cap -   $22.65
       Collar..............            30,000 Bbl            Jan 00 - Mar 00        Floor - $18.00
                                                                                    Cap -   $23.87
       Collar..............            30,000 Bbl            Apr 00 - Jun 00        Floor - $18.00
                                                                                    Cap -   $24.50
       Collar..............            30,000 Bbl            Apr 00 - Jun 00        Floor - $18.00
                                                                                    Cap -   $26.00
       Collar..............            30,000 Bbl            Jul 00 - Sep 00        Floor - $18.00
                                                                                    Cap -   $24.00
       Collar..............            30,000 Bbl            Jul 00 - Sep 00        Floor - $18.00
                                                                                    Cap -   $24.65
Gas
------
       Collar..............           300,000 MMBtu          Jan 00 - Mar 00        Floor -  $2.00
                                                                                    Cap -    $2.32
       Collar .............           300,000 MMBtu          Apr 00 - Oct 00        Floor -  $1.80
                                                                                    Cap -    $2.25
       Swap................           100,000 MMBtu          Jan 00 - Mar 00                 $2.86
       Collar .............           100,000 MMBtu          Jan 00 - Mar 00        Floor -  $2.62
                                                                                    Cap -    $3.82
       Purchased Call......           100,000 MMBtu          Feb 00 - Mar 00                 $2.86


     Based on future market prices at December 31, 1999, the fair value of the open contracts was $(3,812,000). If future market prices were to increase 10% from those in effect at December 31, 1999, the fair value of the open contracts would be $(6,360,000). If future market prices were to decline 10% from those in effect at December 31, 1999, the fair value of the open contracts would be $(1,755,000).

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


            Type                 Notional Amount      Termination Date         Pay Rate            Receive Rate
-----------------------------  -------------------   ------------------   ------------------   --------------------
 Pay Variable/Receive Fixed        $50,000,000            06/01/02          LIBOR + 3.34%           10% fixed
                                                                           through 05/31/00

                                                                            LIBOR + 3.69%
                                                                           from 06/01/00 to
                                                                               06/01/02
 Pay Fixed/Receive Variable        $50,000,000            06/01/00           9.16% fixed          LIBOR + 3.34%

     The pay variable/receive fixed swap has an early termination provision granting the counterparty the right to terminate the swap on June 1, 2000, in exchange for a fee payment to the Company of $125,000. As a result of these two swaps, the Company saved approximately $209,000 in interest expense during the year ended December 31, 1999. The unrealized savings in interest expense at December 31, 1999 calculated through May 31, 2000 was approximately $175,000. Thereafter, the economic impact depends on whether or not LIBOR rates increase significantly.

     Based on future market prices at December 31, 1999, the fair value of the open contracts was $(536,000). If future market rates were to increase 10% from those in effect at December 31, 1999 the fair value of the contracts would be $(984,000). If future market rates were to decline 10% from those in effect at December 31, 1999 the fair value of the open contracts would be $(88,000).





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


   Expected Maturity Dates
        (in thousands)          2000      2001      2002       2003     2004-2006    2007      Total     Fair Value
                              --------  --------  ---------   -------   ---------  --------  ---------   ---------
Variable Rate Debt:
Bank Debt with Recourse (a)...  $ -       $ -      $ -        $53,000    $ -         $ -        $ 53,000   $ 53,000
Bank Debt without Recourse (b)  $ -       $ -      $41,800    $ -        $ -         $ -        $ 41,800   $ 41,800
Fixed Rate Debt:
Senior Notes (c)..............  $ -       $ -      $ -        $ -        $ -         $140,000   $140,000   $119,000
Other (d).....................  $ 6       $ -      $ -        $ -        $ -         $ -        $      6   $      6

------------

(a) The average  interest rate on the bank debt with recourse is 8.15%.
(b) The average  interest  rate on the bank debt  without  recourse  is  9.23%.
(c) The interest rate on the senior notes is a fixed 10%.
(d) The other notes are non-interest bearing.










                     [Rest of page intentionally left blank]

Item 8. Consolidated Financial Statements and Unaudited Supplemental Information

                   Index to Consolidated Financial Statements
                                                                            Page

     Independent Auditors' Report....... ....................................F-1

     Financial Statements:
             Consolidated Balance Sheets at December 31, 1999 and 1998.......F-2

             Consolidated Statements of Operations and Comprehensive Income
                 for the Years Ended December 31, 1999, 1998 and 1997........F-3

             Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 1999, 1998 and 1997...........F-4

             Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1999, 1998 and 1997.................F-5

     Notes to Consolidated Financial Statements..............................F-6

     Supplemental Information (Unaudited)...................................F-28

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1999, and 1998, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and its cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP


Dallas, Texas
March 28, 2000

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                 December 31,        December 31,
                                                                                     1999                1998
                                                                                -----------------------------------------
                                    ASSETS
Current Assets
     Cash and cash equivalents................................................  $      1,565          $  4,853
     Restricted cash .........................................................         2,145               459
     Accounts receivable
          Trade, net of allowance of $166 for 1999 and 1998...................        10,203             5,686
          Due from affiliates.................................................            48               310
     Notes receivable from affiliate..........................................           902               747
     Current portion of long-term notes receivable, net of allowance of $790
                      for 1999 and 1998.......................................            57                57
     Prepaid and other........................................................         1,296             1,577
                                                                                ------------------------------------------
           Total Current Assets...............................................        16,216            13,689
                                                                                ------------------------------------------
Property, Plant, and Equipment
     Oil and gas properties, full cost method
           Unproved...........................................................         3,567             1,655
           Proved.............................................................       349,510           296,545
     Pipelines................................................................        12,462             9,131
     Other property...........................................................         1,964             1,554
                                                                                ------------------------------------------
     Total Property, Plant and Equipment......................................       367,503           308,885
           Accumulated depreciation, depletion, amortization and impairment...      (102,308)          (80,449)
                                                                                ------------------------------------------
     Net Property, Plant and Equipment........................................       265,195           228,436
                                                                                ------------------------------------------
Other Assets
     Deposits and other assets................................................         5,698             6,644
     Investment in unconsolidated affiliate...................................         4,163             4,266
     Deferred tax asset ......................................................        13,351            13,351
     Long-term notes receivable, net of imputed interest......................         1,487               756
                                                                                ------------------------------------------
                                                                                $    306,110          $267,142
     Total Assets                                                               ------------------------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables and accrued liabilities...................................  $     15,111          $ 11,821
     Dividends payable........................................................           552               219
     Suspended revenue payable................................................         1,357               359
     Current maturities of long-term debt, with recourse......................             6                13
     Notes payable............................................................           -               2,000
                                                                                ------------------------------------------
           Total Current Liabilities..........................................        17,026            14,412
                                                                                ------------------------------------------
Long-Term Liabilities
     Long-term debt, with recourse, less current maturities...................       193,000           205,007
     Long-term debt, non recourse, less current maturities....................        41,800            26,000
     Production payment liability.............................................           460               633
     Minority interest........................................................           184                98
Commitments and Contingencies (Notes 10 and 11)
Stockholders' Equity
     Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated as Series A; 80,000 issued and outstanding, liquidation
          amount $0                                                                      -                 -
           1,000,000 designated as 1996 Series A Convertible; 1,000,000
           issued and outstanding, liquidation amount $10,000,000.............             1                 1
           50,000 designated as 1999 Series A 8% Convertible; 50,000 and none
           issued and outstanding, respectively,  liquidation amount $50,000,000         -                 -
     Common Stock - $.002 par value; 100,000,000 shares authorized,
          21,738,320 shares issued............................................            43                43
     Additional paid-in capital...............................................       121,815            80,000
     Accumulated other comprehensive (loss)...................................        (2,046)           (1,429)
     Accumulated deficit......................................................       (62,542)          (55,714)
                                                                                ----------------------------------------
                                                                                      57,271            22,901
Treasury stock, at cost (1,512,719 and 1,054,507 shares of common stock,
respectively).................................................................        (3,631)           (1,909)
                                                                                ----------------------------------------
Total Stockholders' Equity....................................................        53,640            20,992
                                                                                ----------------------------------------
Total Liabilities and Stockholders' Equity....................................  $    306,110          $267,142
                                                                                ----------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
             (in thousands of dollars, except for per share amounts)

                                                                             For the Years Ended
                                                                                December 31,
                                                              ----------------------------------------------------------------------
                                                                    1999            1998             1997
                                                              ----------------------------------------------------------------------
Operating Revenues:
   Oil and gas sales..........................................  $       60,673   $       43,565    $       34,569
   Gas gathering, marketing and processing....................           8,185            6,954            10,297
   Oil field services and international sales.................             768              881             3,968
                                                              ----------------------------------------------------------------------
         Total Operating Revenues.............................          69,626           51,400            48,834
                                                              ----------------------------------------------------------------------

Operating Costs and Expenses:
   Oil and gas production lifting costs.......................          15,431           14,265             7,901
   Production taxes and other costs...........................           8,144            6,417             4,911
   Gas gathering, marketing and processing....................           5,870            5,750             7,909
   Oil field services and international sales.................             350              467             3,745
   Depreciation, depletion and amortization...................          22,072           21,757            12,363
   Provision for non-cash impairment of oil and gas reserves..             -             42,745               -
   (Gains) losses on sale of assets...........................            (272)              52              (386)
   General and administrative.................................           2,921            2,961             2,358
                                                              ----------------------------------------------------------------------
         Total Operating Costs and Expenses...................          54,516           94,414            38,801
                                                              ----------------------------------------------------------------------

Operating Profit (Loss).......................................          15,110          (43,014)           10,033

   Equity in earnings (loss) of affiliate, net of income tax..            (103)            (116)                6
   Other income...............................................              354             624               376
   Interest expense...........................................          (22,103)        (18,207)          (13,788)
                                                              ----------------------------------------------------------------------

Net Loss before income tax and minority interest..............           (6,742)        (60,713)           (3,373)
   Benefit for deferred income tax............................              -            13,670             1,284
                                                              ----------------------------------------------------------------------

Net Loss before minority interest.............................           (6,742)        (47,043)           (2,089)
   Minority interest in subsidiary (loss).....................              (86)            (37)              (19)
                                                              ----------------------------------------------------------------------

Net Loss Before Extraordinary Loss............................           (6,828)        (47,080)           (2,108)

Extraordinary Loss From Early Extinguishment of Debt, net of
tax benefit of $848...........................................              -               -              (1,384)
                                                              ----------------------------------------------------------------------

Net Loss......................................................           (6,828)        (47,080)           (3,492)
   Dividends Applicable to Preferred Stock....................           (4,509)           (875)             (875)
                                                              ----------------------------------------------------------------------

Loss Applicable to Common Shares..............................  $       (11,337) $      (47,955)   $       (4,367)
                                                              ----------------------------------------------------------------------

Net Loss......................................................  $        (6,828) $      (47,080)   $       (3,492)
Other Comprehensive Loss, net of tax
   Sale of Investment Shares..................................              -               -                 (51)
   Unrealized Loss on Investments.............................             (617)         (1,429)              -
                                                              ----------------------------------------------------------------------
Comprehensive Loss............................................  $        (7,445) $      (48,509)   $       (3,543)
                                                              ----------------------------------------------------------------------

Loss per Common Share - Basic
   Before Extraordinary Loss..................................  $         (0.56) $        (2.26)   $        (0.21)
   Extraordinary Loss.........................................              -               -               (0.09)
                                                              ----------------------------------------------------------------------
   After Extraordinary Loss...................................  $         (0.56) $        (2.26)   $        (0.30)
                                                              ----------------------------------------------------------------------
Loss per Common Share - Diluted
   Before Extraordinary Loss..................................  $         (0.56) $        (2.26)   $        (0.21)
   Extraordinary Loss.........................................              -               -               (0.09)
                                                              ----------------------------------------------------------------------
   After Extraordinary Loss...................................  $         (0.56) $        (2.26)   $        (0.30)
                                                              ----------------------------------------------------------------------
Common Shares Used in Per Share Calculation
   Basic .....................................................       20,172,062      21,189,516        14,535,805
                                                              ----------------------------------------------------------------------
   Diluted ...................................................       20,172,062      21,189,516        14,535,805
                                                              ----------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
             For the Periods Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                                        Preferred Stock           Common Stock           Treasury Stock
                                                       Shares     Amount        Shares     Amount       Shares    Amount
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1996.......................   1,080,000   $  1          14,252,822  $  29       (544,495)  $    (1)
  Common stock contributed to 401(k) plan..........                                                       13,556         -
  Exercise of employees' common stock options......                                 89,242      -
  Issuance of common stock for services............                                                        1,000         -
  Issuance of warrants for services................
  Issuance and costs from exercise of warrants.....                                896,256      2        100,000         -
  Issuance of common stock to acquire oil and gas
        properties.................................                                                       16,306         -
  Issuance of common stock, net of offering costs..                              6,500,000     12
  Return of common stock held as collateral to
            treasury...............................                                                     (125,000)        -
  Costs associated with issuance of preferred stock
  Dividends declared on preferred stock............
  Net loss.........................................
  Sale of investment shares........................
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1997 ......................   1,080,000   $  1          21,738,320  $  43       (538,633)  $    (1)

  Common Stock contributed to 401(k) plan .........                                                       12,813         -
  Exercise of employees' common stock options .....                                                       96,913         -
  Purchase of treasury stock ......................                                                     (625,600)   (1,908)
  Dividends declared on preferred stock ...........
  Net loss.........................................
  Unrealized (loss) on investment .................
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998.......................   1,080,000   $  1          21,738,320  $  43     (1,054,507)  $(1,909)
                                                   ---------------------------------------------------------------------------------

  Issuance of 1999 Series A 8% Convertible stock,
          net of offering costs ...................      50,000      -
  Fees paid on issuance of warrants................
  Common Stock contributed to 401(k) plan .........                                                       41,115         -
  Exercise of employees' common stock options .....                                                      102,145         -
  Purchase of treasury stock ......................                                                     (601,472)   (1,722)
  Dividends declared on preferred stock ...........
  Net loss ........................................
  Unrealized (loss) on investment .................
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1999.......................   1,130,000   $  1          21,738,320  $  43     (1,512,719)  $(3,631)
                                                   ---------------------------------------------------------------------------------


                                                               Additional       Accumulated Other
                                                                 Paid-In        Comprehensive           Accumulated
                                                                 Capital        Income (Loss)             Deficit
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1996.......................       $     40,216          $      51               $     (5,142)

  Common stock contributed to 401(k) plan..........                 59
  Exercise of employees' common stock options......                269
  Issuance of common stock for services............                  4
  Issuance of warrants for services................                 34
  Issuance and costs from exercise of warrants.....              5,277
  Issuance of common stock to acquire oil and gas
        properties.................................                 90
  Issuance of common stock, net of offering costs..             36,161
  Return of common stock held as collateral to
            treasury...............................
  Costs associated with issuance of preferred stock               (505)
  Dividends declared on preferred stock............               (875)
  Net loss.........................................                                                           (3,492)
  Sale of investment shares........................                                   (51)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1997 ......................       $     80,731          $       -               $     (8,634)

  Common Stock contributed to 401(k) plan .........                 66
  Exercise of employees' common stock options .....                 78
  Purchase of treasury stock ......................
  Dividends declared on preferred stock ...........               (875)
  Net loss.........................................                                                          (47,080)
  Unrealized (loss) on investment .................                                (1,429)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998.......................       $     80,000          $  (1,429)              $    (55,714)
                                                   ---------------------------------------------------------------------------------

  Issuance of 1999 Series A 8% Convertible stock,
          net of offering costs ...................             46,260
  Fees paid on issuance of warrants................               (133)
  Common Stock contributed to 401(k) plan .........                123
  Exercise of employees' common stock options .....                 74
  Purchase of treasury stock ......................
  Dividends declared on preferred stock ...........             (4,509)
  Net loss ........................................                                                           (6,828)
  Unrealized (loss) on investment .................                                  (617)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1999.......................       $    121,815          $  (2,046)              $    (62,542)
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

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                              For the Years Ended
                                                                                                 December 31,
                                                                                   -------------------------------------------------
                                                                                       1999          1998         1997
                                                                                   -------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss........................................................................  $    (6,828)   $  (47,080)   $    (3,492)
   Adjustments to reconcile net loss to cash provided by operating activities
      Extraordinary loss...........................................................            -             -          1,384
      Depreciation, depletion and amortization.....................................       22,072        21,757         12,363
      Write-down of oil and gas properties ........................................            -        42,745            -
      Amortization of financing fees...............................................        2,091           793            508
      Increase in reserve for doubtful accounts....................................            -           591            322
      Deferred income taxes........................................................            -       (13,670)        (1,284)
      Equity in unconsolidated affiliate...........................................          103           116             (6)
      Minority interest............................................................           86            37             19
      (Gain) Loss on sale of assets................................................         (272)           52           (386)
      Other........................................................................            -           (83)            93
      Changes in certain assets and liabilities
         Accounts and notes receivable.............................................       (4,660)        6,859         (8,295)
         Other current assets......................................................          281         (278)         (1,247)
         Accounts payable and accrued liabilities..................................        4,411         1,849          5,673
                                                                                   -------------------------------------------------

   Net Cash Provided By Operating Activities.......................................       17,284        13,688          5,652
                                                                                   -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets....................................................        1,499           359            593
   Additions to property and equipment.............................................      (59,968)      (70,187)      (160,059)
   Increase in deposits and other assets...........................................            -        (3,878)        (6,159)
   Loan made for promissory note receivable........................................         (731)       (1,691)          (237)
   Payments received on promissory note receivable ................................            -            28            256
   Other long-term investments.....................................................            -             -           (361)
   Investment in unconsolidated affiliate..........................................            -             -         (2,362)
                                                                                   -------------------------------------------------

   Net Cash Used In Investing Activities...........................................      (59,200)      (75,369)      (168,329)
                                                                                   -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment.............      106,800        80,000        352,500
   Fees paid related to financing activities.......................................       (1,603)            -         (1,800)
   Proceeds from short-term notes payable..........................................            -             -          2,699
   Payments of principal on long-term debt and production payment..................     (103,186)      (10,633)      (229,917)
   Payment of short-term notes payable ............................................       (2,000)       (2,699)             -
   Payment of fees on issuance of warrants and preferred stock.....................         (133)            -           (505)
   Proceeds from issuance of common and preferred stock, net of offering costs.....       46,334            78         41,721
   Purchase of treasury stock .....................................................       (1,722)       (1,908)             -
   Increase in segregated funds for payment of notes payable ......................       (1,686)         (459)             -
   Dividends paid..................................................................       (4,176)         (875)          (678)
                                                                                   -------------------------------------------------

   Net Cash Provided By Financing Activities.......................................       38,628        63,504        164,020
                                                                                   -------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................       (3,288)        1,823          1,343
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................        4,853         3,030          1,687
                                                                                   -------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................  $     1,565    $    4,853    $     3,030
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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

     Magnum Hunter Resources, Inc. (the "Company"), is incorporated under the laws of the state of Nevada. The Company is engaged in the acquisition, operation and development of oil and gas properties, the gathering, processing, transmission, and marketing of natural gas and natural gas liquids and providing management and advisory consulting services on oil and gas properties for third parties. In conjunction with the above activities, the Company owns and operates oil and gas properties in six states, predominantly in the Southwest region of the United States. In addition, the Company owns and operates two gathering systems located in Texas and Oklahoma and owns an interest in three natural gas processing plants located in Texas, Oklahoma and Arkansas.

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its existing wholly-owned subsidiaries, Bluebird Energy, Inc. ("Bluebird"), Gruy Petroleum Management Company, Hunter Gas Gathering, Inc., Inesco Corporation, Magnum Hunter Production, Inc., Midland Hunter Petroleum Limited Liability Company, SPL Gas Marketing, Inc. and its 51% owned subsidiary, Hunter Butcher International Limited Liability Company. The Company consolidates on a pro rata basis its 40% ownership of TEL Offshore Trust. The Company accounts for its investment in NGTS, LLC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird and inconsequential subsidiaries), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each Guarantor and Bluebird (See Note 17). Except for Bluebird, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

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

Restricted Cash

     Restricted cash is the cash balance of Bluebird. Cash funds of Bluebird are not permitted to be commingled with the Company or its other subsidiaries or affiliates.

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

     At December 31, 1999 and 1998, the Company's available for sale securities were classified as non-current assets and included in deposits and other assets. At December 31, 1999, the securities had an amortized cost basis of $2,954,000, gross unrealized loss reported in other comprehensive income of $2,921,000 ($2,046,000 net of income tax benefit) and fair market value of $283,000. At December 31, 1998, the securities had an amortized cost basis of $2,954,000, gross unrealized loss reported in other comprehensive income of $2,304,000 ($1,429,000 net of income tax benefit) and a fair market value of $650,000.

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

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Cost directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. The Company's unproved properties excluded from the amortization base were $3,567,000 and $1,655,000 at December 31, 1999 and 1998, respectively.

     The net capitalized costs are subject to a "ceiling test," which generally limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions. At December 31, 1998, the Company wrote down the costs of its oil and gas properties by $42,745,000, pursuant to the ceiling limitation, using certain improvements in pricing experienced after year-end. The effect of this write-down is a non-cash charge to earnings of $42,745,000 and an increase in accumulated depreciation, depletion, amortization and impairment for the same amount. Without the benefit of improvements in pricing after December 31, 1998, the Company would have incurred an impairment of $81,154,000. The Company experienced no impairment in 1999.

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

Changes in Accounting Standards

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management is currently evaluating the effect of adopting SFAS 133 on the Company's consolidated financial statements.

Income or Loss Per Common Share

     Income or loss per common share is based on the weighted average number of shares of common stock outstanding. Convertible securities and warrants were anti-dilutive due to net losses for December 31, 1999, 1998 and 1997 and were not included in the calculation of income or loss per common share.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Use of Estimates and Certain Significant Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

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

     On December 31, 1998, the Company (through its wholly-owned subsidiary, Bluebird) acquired from Spirit 76 natural gas reserves and associated assets in producing fields located in Oklahoma and Texas. The net purchase price was approximately $25 million after certain purchase price adjustments including preferential rights exercised by third parties and other customary adjustments.

     On June 10, 1999, the Company and Bluebird acquired from Vastar Resources, Inc. oil and gas reserve interests in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas for a purchase price of $32.5 million after purchase price adjustments. The effective date of the transaction was April 1, 1999.

     On December 1, 1999, Bluebird acquired a 50% interest in the Madill Gas Processing Plant and associated gas gathering system from Dynegy Inc. for a purchase price of $4.1 million after purchase price adjustments. The effective date of the transaction was November 1, 1999.

     The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 1999 and 1998, as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:


                                                 1999                 1998
                                            ------------------------------------
                                                       (Unaudited)
                                            ------------------------------------
Revenue...................................... $   73,104,000    $    77,181,000
Net Income (Loss) Applicable to Common Stock.    (12,024,000)       (44,911,000)
Net Income (Loss) Per Common Share
   Basic..................................... $        (0.60)   $         (2.12)
  Diluted.................................... $        (0.60)   $         (2.12)

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 3 -- NOTES RECEIVABLE

     On September 30, 1997, the Company sold its investment in securities available for sale to an unrelated entity for $483,500. Prior to the sale, this entity owed the Company $92,610. The total amount owed was secured by a note payable to the Company with interest at 10% per annum and principal installments of $50,000 per month commencing November 5, 1997, with final payment due November 5, 1998. The note is collateralized by shares of an American Stock Exchange listed company and by shares of the Company held by the entity. After making the payment due November 5, 1997, the entity was unable to continue making further payments. The net carrying value of the note, at December 31, 1997 was $350,016. During 1998, the Company made further advances of $290,525 to this entity, and at December 31, 1998 an additional allowance provision of $590,525 was made. The carrying value of the note, net of allowance, at December 31, 1999 and 1998 was $50,016.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     In conjunction with the acquisition of Hunter, the Company assumed a note receivable with a balance of $379,321 at December 31, 1999 and 1998, from an owner in an affiliated limited liability company. The note provides for interest at 10 percent and has a due date of December 31, 2000.

     At December 31, 1999, the Company's note receivable from the Magnum Hunter Employee Stock Ownership Plan (ESOP) was $1,638,287 (of which $1,487,504 is classified as long-term.) The purpose of the loan is to allow the ESOP to purchase Magnum Hunter Resources Common Stock on the open market. The loan is interest free, due December 31, 2004 and is secured by shares of the Company's Common Stock. At December 31, 1998 the note balance was $878,997 (of which $756,000 was classified as long-term.)

     During 1998, the Company's Board of Directors authorized the acquisition of certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans, President and Chief Executive Officer of the Company, at Mr. Evans' cost basis in such shares of stock for purposes of a long-term investment. The shares were purchased for a total of $442,019. The Company has the right to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans. The value paid for the shares was in excess of the publicly traded value of the shares on the acquisition date by $159,481.

     During December 1998, the Company's Board of Directors authorized a loan of up to $300,000 be made available to Mr. Evans, as part of his 1998 compensation package and to exercise certain stock options. A total of $230,000 was drawn under the loan and outstanding at December 31, 1998. During the year ended December 31, 1999 the Company advanced an additional $188,000 and was repaid $65,000, leaving a balance due the Company, including accrued interest, of $371,860 at December 31, 1999, which was authorized by the Board of Directors. Subsequent to this date, $225,000 was repaid on the loan leaving a principal balance of $146,860.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 5 -- DEBT

     Notes Payable and Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                                   1999                      1998
                                                                                ----------------------------------------------

Notes Payable:
Note payable, secured by stock in NGTS, LLC., due February 1, 1999,
  interest payable at 9% quarterly beginning March 31, 1998................     $      -                $    2,000,000
                                                                                ----------------------------------------------

         Total Notes Payable...............................................     $      -                $    2,000,000
                                                                                ----------------------------------------------


Long-Term Debt, with recourse to the Company:

Banks
Revolving   promissory  note,   collateralized  by  pipeline  and  oil  and  gas
properties, due April 30, 2003 (effective rate of 8.15% at
  December 31, 1999) (a)...................................................     $ 53,000,000            $   65,000,000

Note payable to bank collateralized by vehicle,  payable in monthly installments of $1,031 including interest at 8.5% through
  February 1999............................................................            -                         2,000

Other
Senior notes, unsecured, due June 1, 2007, interest at 10% payable
  semi-annually on June 1 and December 1...................................      140,000,000               140,000,000

Notes payable, non-interest bearing and uncollateralized, payable in
  monthly installments of $1,000 through July 1, 2000......................            6,000                    18,000
                                                                                ----------------------------------------------
         Total Long-Term Debt, with recourse...............................     $193,006,000            $  205,020,000

                                Less Current Portion.......................            6,000                    13,000
                                                                                ----------------------------------------------
         Long-Term Debt, with recourse.....................................     $193,000,000            $  205,007,000
                                                                                ----------------------------------------------



Long-Term Debt, non recourse to the Company:

Banks
Note payable,  collateralized by oil and gas property and 1,840,271 units of Tel
  Offshore Trust, due April 15, 1999, interest at Prime + 2%
  (Effective rate of 9.75% at December 31, 1998) (b) .....................      $        -              $   26,000,000

Revolving promissory note, collateralized by pipeline and oil and gas properties and 1,840,270 units of TEL Offshore Trust, due June 7,
  2002 (effective rate of 9.23% at December 31, 1999) (c)..................       41,800,000                       -
                                                                                ----------------------------------------------
         Total Long-Term Debt, non recourse................................     $ 41,800,000            $   26,000,000
                                                                                ----------------------------------------------

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:


2000............................................. $           6,000
2001.............................................               -
2002.............................................        41,800,000
2003.............................................        53,000,000
2004 to 2006.....................................               -
2007.............................................       140,000,000
                                                   ------------------
         Total................................... $     234,806,000
                                                   ------------------

     (a) The revolving promissory note to the banks is a borrowing under a $125,000,000 line of credit on which there existed a borrowing base of $60,000,000 at December 31, 1999. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values. During 1998, the termination date was extended by one year to April 30, 2003. The line of credit includes covenants, the most restrictive of which requires maintenance of a current ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. The bank group must approve all dividends paid on common stock. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. At December 31, 1999, the amounts borrowed at these rates were:


LIBOR + 2.0% (total of 8.15%)...............................  $       53,000,000
Base Rate (Prime) + .75% (total of 9.25%)...................                 -
                                                              ------------------
       Total................................................  $       53,000,000
                                                              ------------------

     (b) The note payable was incurred by Bluebird Energy, Inc., the Company's wholly-owned unrestricted subsidiary, in connection with the Spirit 76 acquisition. The maturity date of this bridge loan facility, as amended, was April 15, 1999. The bridge loan is non-recourse to the Company. Bluebird secured a commitment for permanent financing from a bank providing for a revolving credit facility of $75 million. See item (c) below.

     (c) The revolving promissory note to the banks is a borrowing under a $75,000,000 line of credit on which there existed a borrowing base of $45,000,000 at December 31, 1999. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserves, natural gas processing plants, and units of Tel Offshore Trust. On November 30, 1999, the line of credit was amended to provide that the borrowing base will decrease to $41,500,000 on March 31, 2000 and thereafter the borrowing base will reduce by $2,000,000 quarterly beginning June 30, 2000. Effective March 27, 2000 the banks suspended this amendment and established a borrowing base of $43,500,000. The banks agreed to redetermine the borrowing base and the need to reimplement the amendment upon the earlier of May 15, 2000 or the consummation or termination of a proposed sale of oil and gas properties. The line of credit includes covenants, the most restrictive of which requires maintenance of a current ratio and an interest coverage ratio, and restrictions on upstream loans, dividends and commingling of funds. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. At December 31, 1999 the amounts borrowed at these rates were:


LIBOR + 2.75% (total of 9.23%)..............................  $       41,800,000
Base Rate (Prime) + 1.25% (total of 9.75%)..................                 -
                                                              ------------------
       Total................................................  $       41,800,000
                                                              ------------------

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 6 -- PRODUCTION PAYMENT LIABILITY

     The Company has an obligation under a production payment conveyance. The conveyance provides for a royalty payment equal to 50% of the monthly net revenue proceeds received by the Company in certain oil and gas properties. The balance owed under the conveyance bears interest at 15% per annum and is non-recourse to the Company. The balance owed under this conveyance was $93,000 at December 31, 1998. During 1999, the Company sold a number of properties covered by the conveyances and used the proceeds to repay the total balance due at that time.

     In November, 1996, the Company entered into a second production payment conveyance with the same party. The Company received a production payment amount of $750,000 and agreed to make royalty payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $460,000 and $540,000 at December 31, 1999 and 1998, respectively. The production payment bears interest at the rate of 13.5% per annum and is non-recourse to the Company.

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


                                                                1999                1998                1997
                                                          -------------------------------------------------------------
Income tax expense (benefit) at statutory rates.........      $ (2,352,000)      $  (21,263,000)     $  (1,153,000)
State tax expense (benefit).............................          (193,000)          (1,747,000)          (133,000)
Change in valuation allowance...........................         2,315,000            8,370,000            290,000
Other...................................................           230,000                  -             (288,000)
                                                          -------------------------------------------------------------
       Tax expense (benefit)............................      $        -         $  (14,640,000)     $  (1,284,000)

                                                          -------------------------------------------------------------

     The tax effects of significant temporary differences and carryforwards are as follows:

                                                                                          December 31
                                                                                ---------------------------------------
                                                                                     1999               1998
                                                                                ---------------------------------------
Property and equipment, including intangible drilling costs...........          $       -             $       -

         Total deferred tax liability.................................                  -                     -
Allowance for doubtful accounts.......................................              425,000               414,000
Reserves..............................................................               33,000                33,000
Property and equipment, including intangible drilling costs...........            1,984,000             8,812,000
Depletion carryforwards...............................................              196,000               196,000
Operating loss and other carryforwards................................           21,688,000            12,556,000
         Total deferred tax assets....................................           24,326,000            22,011,000
                                                                                ---------------------------------------
Valuation allowance...................................................          (10,975,000)           (8,660,000)
                                                                                ---------------------------------------
         Net Deferred Tax Asset (Liability)...........................          $13,351,000           $13,351,000
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

     The Company and its subsidiaries have net operating loss carryforwards of approximately $57,089,000 that expire, if unused, in years 2001 through 2019. Current tax laws and regulations relating to specified changes in ownership limit the utilization of the Company's net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred in connection with the Hunter Resources acquisition on December 31, 1995. A second change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company. Approximately $1,992,000 of the net operating losses are subject to limitation of $718,000 per year and $31,113,000 are subject to a limitation of $7,850,000 per year. In addition, the Company has depletion carryforwards of $517,000 with no expiration period. A valuation allowance reduces deferred taxes based on the criteria set forth in SFAS 109.

NOTE 8 -- STOCKHOLDERS' EQUITY

Preferred Stock

     Shares of preferred stock may be issued in such series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors. Of the 10,000,000 shares of $.001 par value preferred stock the Company is authorized to issue, 216,000 shares have been designated as Series A Preferred Stock, 925,000 shares have been designated as Series B Preferred Stock, 625,000 shares have been designated as Series C Preferred Stock, 1,000,000 shares have been designated as 1996 Series A Convertible Preferred Stock and 50,000 shares have been designated as 1999 Series A 8% Convertible Preferred Stock. Thus, 7,184,000 preferred shares have been authorized for issuance but have not been issued nor have the rights of these preferred shares been designated. No dividends can be paid on the common stock until the dividend requirements of the preferred shares have been satisfied.

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

     On December 6, 1996, the Company entered into an agreement to issue 1,000,000 shares of new Series A preferred stock, known as the 1996 Series A Convertible Preferred Stock, in a private placement. The shares have a stated and liquidation value of $10 per share and pay a fixed annual cumulative dividend of eight and three quarters percent (8.75%) payable quarterly in arrears beginning December 31, 1996. The shares are convertible into shares of common stock at a conversion price of $5.25 per share. Beginning in December 1998, the Company has an option to exchange the stock into convertible subordinated debentures of equivalent value. The purpose of the private placement was to fund the capital cost necessary to drill certain development projects and to fund the capital costs of several West Texas waterflood projects. Proceeds from the offering were initially used to reduce the Company's existing bank indebtedness. Certain capital expenditure requirements for developmental drilling and waterflood projects were required under the agreement whereby this stock was issued. The Company has met all of these requirements. On December 23, 1996, the 1996 Series A Convertible Preferred Stock was issued, resulting in net proceeds to the Company after offering costs of $9,280,000. Dividends of $875,000, $875,000 and $875,000 were declared in 1997, 1998 and
1999, respectively.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On February 3, 1999, the Company sold 50,000 shares of its 1999 Series A 8% Convertible Preferred Stock for $50 million in a private placement. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's Common Stock at $5.25 per share. Dividends on the Preferred Stock are payable in cash at the rate of 8% per annum and are cumulative. The Company used the net proceeds from the transaction, approximately $46.3 million, to repay senior bank debt.

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

Warrants

     A total of 1,687,500 warrants were issued in 1994 and were exercisable at $5.50 per share through November 12, 1998, of which 833,324 were exercised prior to 1996. The warrants were redeemable by the Company at $0.02 per warrant upon 30 day notice at any time after November 12, 1995 or earlier if the closing bid price of the common stock equaled or exceeded $6.75 for five consecutive trading days. The Company called the warrants for redemption on November 14, 1997, after which 846,256 warrants were exercised for net proceeds to the Company of $4,654,000. The remaining 7,920 warrants were redeemed.

     In January 1996, 60,000 warrants were issued at an exercise price of $3.375 per share with an expiration date of January 1999. None of the warrants were exercised in 1999. In connection with the receipt of a production payment, in October 1996 the Company issued 25,000 warrants with an exercise price of $5.18 and with an expiration date of October 1999, 25,000 warrants with an exercise price of $5.65 expiring October 2000 and 25,000 warrants with an exercise price of $6.13 expiring October 2001. None of the warrants were exercised through 1999.

     In January 1997, 21,000 warrants were issued at a exercise price of $4.50 per share expiring January 1, 2000 in connection with services rendered by a non-employee. The warrants were not exercised in 1999 and expired in January 2000. During June and October, 1997, 100,000 warrants and 50,000 warrants were exercised at $4.125 per share and an average of $4.25 per share, respectively, resulting in net proceeds to the Company of $625,000. In December, 1997, 37,500 warrants at an exercise price of $3.00 per share expired.

     In July 1999, the Company issued a total of 10,512,150 warrants on the basis of one warrant for every three common shares owned, .63492 warrants for every share of 1996 Series A Convertible Preferred Stock owned and 63.492 warrants for every share of 1999 Series A 8% Convertible Stock owned. The warrants have an exercise price of $6.50 per share, expire on June 30, 2002 and are redeemable by the Company at any time prior to expiration at $0.01 per share. The warrants are publicly traded on the American Stock Exchange. At December 31, 1999, the Company had a total of 10,583,149 warrants issued.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Common Stock

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

     On September 8, 1998, the Company announced a stock repurchase program for up to one million shares of the Company's common stock in the open market or privately negotiated transactions, to be completed before April 30, 1999 at a value not to exceed $4 million in the aggregate. Through December 31, 1998, the Company had repurchased 625,600 shares for $1.9 million under this program. Additionally in 1998, 12,813 shares of the Company's common stock were contributed to the 401(k) plan and 96,913 shares were issued upon exercise of employee stock options.

     On February 17, 1999, the Company revised its previously announced stock repurchase program to spend up to $4 million without a share limitation. During 1999, the Company repurchased 601,472 shares of its common stock for $1.7 million. Additionally in 1999, 41,115 shares of the Company's common stock were contributed to the 401(k) plan and 102,145 shares were issued upon exercise of employee stock options.

       Earnings Per Share

     The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS as required by SFAS No. 128, "Earnings per Share":


                                 For the Year Ended                For the Year Ended                For the Year Ended
                                  December 31, 1999                 December 31, 1998                 December 31, 1997
                          ----------------------------------------------------------------------------------------------------------

                              Loss       Shares      Per                               Per                               Per
                                                    Share      Loss        Shares     Share      Loss        Shares     Share
                          (Numerator) (Denominator) Amount (Numerator) (Denominator)  Amount  (Numerator) (Denominator) Amount
                          ----------------------------------------------------------------------------------------------------------
Income (Loss) before
    extraordinary item....$ (6,828,000)                    $(47,080,000)                      $(2,108,000)
  Less: Preferred Stock
              dividends...  (4,509,000)                        (875,000)                         (875,000)
                          ----------------------------------------------------------------------------------------------------------
Basic EPS
Income (Loss) available to
  common stockholders..... (11,337,000) 20,172,062  $(0.56) (47,955,000)   21,189,516 $(2.26)  (2,983,000)  14,535,805  $(0.21)
Effect of dilutive securities
   Warrants...............                     -                    -             -                   -            -
   Options................                     -                    -             -                   -            -
   Convertible preferred stock                 -                    -             -                   -            -
Diluted EPS
Income (Loss) available to
  common stockholders and ----------------------------------------------------------------------------------------------------------
   assumed conversions....$(11,337,000) 20,172,062  $(0.56) (47,955,000)   21,189,516  $(2.26) (2,983,000)  14,535,805  $(0.21)
                          ----------------------------------------------------------------------------------------------------------

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The warrants, options, and convertible preferred stock were not included in the computation of diluted earnings per share in 1999, 1998 and 1997 since the Company incurred a loss before extraordinary items for the year and any effect would be anti-dilutive. At December 31, 1998 and 1997, the Company had outstanding 141,000 warrants at a weighted average exercise price of $4.75 per share, 2,538,000 options at a weighted average exercise price of $5.00 per share, and 1,000,000 shares of preferred stock convertible to common stock at $5.25 per share. At December 31, 1999, the Company had outstanding 10,583,149 warrants at a weighted average exercise price of $6.49 per share, 3,788,092 options at a weighted average exercise price of $3.55 per share and 1,050,000 shares of preferred stock convertible to common stock at a weighted average conversion price of $5.25 per share.

NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION

     During 1999, the Company contributed 41,115 shares valued at $123,000 to the Company's 401(k) plan. The Company wrote down the carrying costs of certain investments by $617,000. Interest paid in 1999 was $19,773,000.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company has certain lease agreements for the use of office space and office equipment. The office space lease extends through November 2005 with an option to renew the lease for a three year term. The various office equipment leases extend until 2003. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements:


Year Ended December 31:
2000...........................................................   $      717,432
2001...........................................................          710,008
2002...........................................................          695,666
2003...........................................................          627,544
2004...........................................................          608,036
Thereafter.....................................................          557,366
                                                               -----------------
 Total Minimum Payments Required                                  $    3,916,052
                                                               -----------------

     Rental  expense was $367,000,  $327,934,  and $218,951 for 1999,  1998, and
1997, respectively.

     In December, 1997, the Company amended its Revolving Loan Agreement with certain banks to permit guarantees of NGTS, LLC's debt, not to exceed $4,000,000, and trade payables or letters of credit for the purchase of natural gas not to exceed an aggregate of $15,000,000 on behalf of NGTS, LLC. As of December 31, 1999 and 1998, there was no NGTS, LLC debt outstanding.

NOTE 12 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1999 is adequate.

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 1998, the Company had provided a $790,000 reserve for the carrying value of a note receivable. After establishing this reserve, management believes those market values approximate carrying values at December 31, 1999 and 1998. The market values of equity investments are based upon quoted prices (see Note 1). At December 31, 1999, the fair value of the Company's debt was equal to its carrying value, except for the 10% Senior Notes. The fair value of the 10% Senior Notes was $119,000,000.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 13 -- COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At December 31, 1999, the Company had the following open contracts:


                Type                 Volume/Month                Duration                Avg. Price
        --------------------    ----------------------    -----------------------    -------------------
Oil
-------
        Swap................            30,000 Bbl            Jan 00 - Dec 00                $17.60
        Collar..............            30,000 Bbl            Jan 00 - Mar 00        Floor - $18.00
                                                                                     Cap -   $22.65
        Collar..............            30,000 Bbl            Jan 00 - Mar 00        Floor - $18.00
                                                                                     Cap -   $23.87
        Collar..............            30,000 Bbl            Apr 00 - Jun 00        Floor - $18.00
                                                                                     Cap -   $24.50
        Collar..............            30,000 Bbl            Apr 00 - Jun 00        Floor - $18.00
                                                                                     Cap -   $26.00
        Collar..............            30,000 Bbl            Jul 00 - Sep 00        Floor - $18.00
                                                                                     Cap -   $24.00
        Collar..............            30,000 Bbl            Jul 00 - Sep 00        Floor - $18.00
                                                                                     Cap -   $24.65
Gas
-------
        Collar..............           300,000 MMBtu          Jan 00 - Mar 00        Floor - $ 2.00
                                                                                     Cap -   $ 2.32
        Collar .............           300,000 MMBtu          Apr 00 - Oct 00        Floor - $ 1.80
                                                                                     Cap -   $ 2.25
        Swap................           100,000 MMBtu          Jan 00 - Mar 00                $ 2.86
        Collar .............           100,000 MMBtu          Jan 00 - Mar 00        Floor - $ 2.62
                                                                                     Cap -   $ 3.82
        Purchased Call......           100,000 MMBtu          Feb 00 - Mar 00                $ 2.86

     Net gains and (losses)  related to  derivative  transactions  for the years
ended  December  31,  1999,  1998  and  1997  were   $(3,232,000),   $2,739,000,
$(1,537,000), respectively. At December 31, 1999, the unrealized loss from derivative transactions was $(3,812,000).

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


            Type                 Notional Amount      Termination Date         Pay Rate            Receive Rate
-----------------------------  -------------------   ------------------   ------------------   --------------------
Pay Variable/Receive Fixed         $50,000,000            06/01/02          LIBOR + 3.34%           10% fixed
                                                                               through
                                                                               05/31/00

                                                                            LIBOR + 3.69%
                                                                           from 06/01/00 to
                                                                               06/01/02
Pay Fixed/Receive Variable         $50,000,000            06/01/00           9.16% fixed          LIBOR + 3.34%

     The pay variable/receive fixed swap has an early termination provision granting the counterparty the right to terminate the swap on June 1, 2000, in exchange for a fee payment to the Company of $125,000. As a result of these two swaps, the Company saved approximately $209,000 in interest expense during the year ended December 31, 1999. The unrealized savings in interest expense at December 31, 1999 calculated through May 31, 2000 was approximately $175,000. Thereafter, the economic impact depends on whether or not LIBOR rates increase significantly.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     During 1999, the Company loaned the ESOP $1,030,365 to purchase 338,900 shares of the Company's common stock on the open market at an average price of $3.04 per share. At December 31, 1999, the Company contributed $150,782 to the ESOP as a discretionary contribution under the plan. The ESOP then repaid that portion of its outstanding loan from the Company and 51,808 shares were allocated among the plan participants. The loan is interest free and is due December 31, 2004. The loan is secured by 651,535 shares of the Company's common stock.

Incentive Stock Option Plans

     The Company established these plans beginning April 1, 1996. They are governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. These Option Plans cover 4,088,650 shares of the Company's Common Stock. Eligibility is limited to employees and directors of the Company and its subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the individual option grants, while at the discretion of the Board, has historically been for a term of 5 years. All options granted in 1996 were fully vested and exercisable when granted. The options granted subsequent to 1996 vest as described below. The exercise price is fair market value at the date of grant, except for individuals who own 10% or more of the Company's stock.

     During  1997,  the  Board  granted   1,440,000  options  to  employees  and
directors, 1,240,000 of which were fully vested and 200,000 of which vest over five years.

     During 1998, the Board granted 220,000 new options to employees at an average price of $5.89. All options were fully vested on the date of grant. On December 14, 1998 the Board repriced 1,590,000 options to employees and directors from an average of $5.96 per share to $3.75 per share, the fair market value on that date.

     During 1999, the Board granted 1,228,650 new options to employees at an average price of $2.57. These options vested 20% at the date of grant, with the balance vesting an additional 20% per year on the anniversary date over the next four years. Additionally, the expiration date of 300,000 options previously granted to two former employees was modified to extend the expiration date from January 5, 2000 to January 5, 2002.

     The following is a summary of stock option activity under the Option Plans:

                                             1999                     1998                      1997
                                   ----------------------------------------------------------------------------------
                                                   Weighted                  Weighted                   Weighted
                                                   Average                    Average                   Average
                                                  Exercise                  Exercise                    Exercise
                                      Shares        Price      Shares          Price        Shares       Price
                                    ---------   ------------- --------    --------------   --------  -------------

Outstanding - Beginning of Year....   2,661,587    $  3.90      2,538,500     $     5.00    1,187,742      $   3.72
Granted............................   1,228,650       2.57        220,000           5.89    1,440,000          5.93
Exercised..........................    (102,145)       .73        (96,913)           .81      (89,242)         3.01
Canceled...........................         -           -             -              -            -             -
Repriced - previous................         -           -      (1,590,000)          5.96          -             -
Repriced - new.....................         -           -       1,590,000           3.75          -             -
                                   -----------------------------------------------------------------------------------
Outstanding - End of Year..........   3,788,092    $  3.55      2,661,587     $     3.90    2,538,500      $   5.00
                                      =========                 =========                   =========
Exercisable - End of Year..........   2,709,172                 2,501,587                   2,338,500
                                      =========                 =========                   =========


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The following is a summary of stock options outstanding at December 31, 1999:

                                                                  Weighted
                                                                   Average
                                           Number of              Remaining
                                            Options           Contractual Life             Number of
Exercise Price                            Outstanding              (Years)            Exercisable Options
                                      -------------------------------------------------------------------------
$     1.65...........................         18,000            less than .1                 18,000
      2.50...........................      1,198,650                5.0                     239,730
      3.75...........................      1,590,000                3.0                   1,470,000
      4.375..........................         25,000                2.0                      25,000
      4.50...........................        881,442                2.0                     881,442
      5.25...........................         65,000                3.4                      65,000
      5.375..........................         10,000                2.3                      10,000
                                      --------------------------------------------------------------------------
                                           3,788,092                                      2,709,172
                                      --------------------------------------------------------------------------

     The Company adopted the disclosures only portion of SFAS No. 123 as it continues to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation.

     On a pro forma basis, the effect of stock based compensation had the Company adopted Statement No. 123 is as follows:

                                                                    1999               1998              1997
                                                             ---------------------------------------------------------
Net Income (Loss) Applicable to Common Stock:
  As reported..............................................    $(11,337,000)        $(47,955,000)     $(4,367,000)
  Pro Forma................................................     (13,208,000)         (49,160,000)      (6,573,000)
Basic Earnings (Loss) per Share:
  As reported, after extraordinary loss....................    $      (0.56)        $      (2.26)     $     (0.30)
  Pro Forma................................................           (0.65)               (2.32)           (0.45)
Diluted Earnings (Loss) per Share:
  As reported, after extraordinary loss....................    $      (0.56)        $      (2.26)     $     (0.30)
  Pro Forma................................................           (0.65)               (2.32)           (0.45)

     The weighted average grant date fair value of new options granted was $1,672,000 during 1999. The weighted average grant date fair value of options whose expiration date was extended in 1999 was $200,000. Fair value of options and warrants was calculated by using the Black-Scholes options pricing model using the following weighted average assumptions for 1999 activity: risk free interest rate of 5.875% on new options, expected life of five years on new options and two years on options whose term was extended, expected volatility of 52% on new options and 60% on options whose term was extended and no dividend yield.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 15 -- EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                    CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Gary C. Evans, Mr. Matthew C. Lutz, Mr. Richard R. Frazier, Mr. Chris Tong and Mr. R. Douglas Cronk each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum. Mr. Lutz's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum. Mr. Frazier's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum. Mr. Tong's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $160,000 per annum. Mr. Cronk's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $122,500 per annum. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

     In addition, all of the agreements contain a provision that upon a change-in-control of the Company and the employee's position is terminated or the employee leaves for "good cause", the employee is entitled to receive, immediately in one lump sum, certain compensation. In the case of Mr. Evans, Mr. Lutz and Mr. Frazier, the employee shall receive three times the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year. In the case of Mr. Tong and Mr. Cronk, the employee shall receive the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year multiplied by two. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change-in-control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. The Company also has key man life insurance on Mr. Evans in the amount of $12,000,000.

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the two gathering systems and three natural gas liquids processing plants in two geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, was due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Segment data for the three years ended December 31, 1999 follows (in thousands):

                                                         Gas Gathering,
                                          Exploration &   Marketing &    Oil Field
                  1999:                    Production      Processing     Services    All Other  Elimination  Consolidated
                                         ----------------------------------------------------------------------------------
Revenue from external customers......... $      60,673    $      8,185     $    768    $   -      $    -       $   69,626

Intersegment revenues....................          -            14,135        6,164        -       (20,299)           -
Depreciation, depletion, amortization
and impairment...........................       21,176             646          233         17                     22,072

Segment profit (loss)..................         15,960           1,858         (605)    (2,103)                    15,110
Equity earnings (losses) of affiliates...                                                 (103)                      (103)
Interest expense.........................                                              (22,103)                   (22,103)
Other income.............................                                                  354                        354
                                                                                                             -----------------
Loss before income taxes.................                                                  -                   $   (6,742)
Provision for deferred income tax benefit                                                  -                          -
Minority interest........................                                                  (86)                       (86)
                                                                                                             -----------------
Net loss.................................                                                                      $   (6,828)
                                                                                                             -----------------
Capital expenditures (net of asset sales)$     54,877     $      3,331     $    410    $   -      $    -       $   58,618

                                                         Gas Gathering,
                                          Exploration &   Marketing &    Oil Field
                  1998:                    Production      Processing     Services    All Other  Elimination  Consolidated
                                         ----------------------------------------------------------------------------------
Revenue from external customers......... $      43,565    $      6,954     $    881    $   -      $    -       $   51,400

Intersegment revenues....................          -            12,569        4,561        -       (17,130)           -
Depreciation, depletion, amortization
and impairment...........................       63,681             652          148         21                     64,502

Segment profit (loss)..................        (42,953)            521        1,465     (1,995)                   (42,962)
Equity earnings (losses) of affiliates...                                                 (116)                      (116)
Interest expense.........................                                              (18,207)                   (18,207)
Other income.............................                                                  572                        572
                                                                                                             -----------------
Loss before income taxes.................                                                                      $  (60,713)
Provision for deferred income tax benefit                                               13,670                     13,670
Minority interest........................                                                  (37)                       (37)
                                                                                                             -----------------
Net loss.................................                                                                      $  (47,080)
                                                                                                             -----------------
Capital expenditures (net of asset sales)$     70,294     $        (35)    $    740    $    38     $   -       $   71,037

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                         Gas Gathering,
                                          Exploration &   Marketing &    Oil Field
                  1997:                    Production      Processing     Services    All Other  Elimination  Consolidated
                                         ----------------------------------------------------------------------------------
Revenue from external customers......... $      34,569    $     10,297     $    570    $ 3,398    $    -       $   48,834

Intersegment revenues....................          -            13,683        3,257        -       (16,940)           -
Depreciation, depletion, amortization
and impairment...........................       11,578             661          104         20                     12,363

Segment profit (loss)..................          8,280           1,713        1,230     (1,576)                     9,647
Equity earnings (losses) of affiliates...                                                    6                          6
Interest expense.........................                                              (13,788)                   (13,788)
Other income.............................                                                  762                        762
                                                                                                             -----------------
Loss before income taxes.................                                                                      $   (3,373)
Provision for deferred income tax benefit                                                1,284                      1,284
Minority interest........................                                                  (19)                       (19)
                                                                                                             -----------------
Net loss.................................                                                                      $   (2,108)
                                                                                                             -----------------
Capital expenditures (net of asset sales)$     156,872    $      2,064     $    395    $   -      $            $  159,331


                                                         Gas Gathering,
                                          Exploration &    Marketing &    Oil Field
                                            Production     Processing      Services    All Other  Elimination Consolidated
                                          ---------------------------------------------------------------------------------
As of December 31, 1999..................
Segment assets............................ $     278,652    $    12,416   $   4,252    $   10,790             $    306,110
Equity subsidiary investments.............                                                  4,163                    4,163

As of December 31, 1998.................
Segment assets............................       233,824         13,729       7,230        12,359                  267,142
Equity subsidiary investments.............                                                  4,266                    4,266

As of December 31, 1997...................
Segment assets............................       221,272         14,275       5,092        10,430                  251,069
Equity subsidiary investments.............                                                  4,372                    4,372


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 17 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly owned subsidiaries, except Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 1999 and 1998 and for the year ended December 31, 1999 is as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                   December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------
                                            ---------------------------------------------------------------------------
ASSETS
Current assets..............................  $       15,076         $     3,741       $   (2,601)      $   16,216
Property and equipment
  (using full cost accounting)..............         211,159              54,036                           265,195
Investment in subsidiaries
 (equity method)............................          13,302                 -            (13,302)             -
Other assets................................          24,189                 510                            24,699
                                            ---------------------------------------------------------------------------
   Total assets.............................  $      263,726         $    58,287       $  (15,903)      $  306,110
                                             ==========================================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................  $       16,442         $     3,185       $   (2,601)      $   17,026
Long-term liabilities.......................         193,644              41,800                           235,444
Shareholders' equity........................          53,640              13,302          (13,302)          53,640
                                            ---------------------------------------------------------------------------
   Total liabilities and shareholders' equity $      263,726         $    58,287       $  (15,903)      $  306,110
                                            ===========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                   December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------
                                            ---------------------------------------------------------------------------
ASSETS
Current assets..............................  $       12,310         $     1,379       $     -          $   13,689
Property and equipment
  (using full cost accounting)..............         203,766              24,670                           228,436
Investment in subsidiaries
 (equity method)............................             -                   -               -                 -
Other assets................................          25,017                 -                              25,017
                                            ---------------------------------------------------------------------------
   Total assets.............................  $      241,093         $    26,049       $     -          $  267,142
                                             ==========================================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................  $       14,363         $        49       $     -          $   14,412
Long-term liabilities.......................         205,738              26,000                           231,738
Shareholders' equity........................          20,992                 -               -              20,992
                                            ---------------------------------------------------------------------------
   Total liabilities and shareholders' equity $      241,093         $    26,049       $     -          $  267,142
                                            ===========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                                   December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------
                                           ----------------------------------------------------------------------------
Revenues...................................  $         53,189        $    16,847      $   (410)         $   69,626
Expenses...................................            62,186             14,678          (410)             76,454
                                           ----------------------------------------------------------------------------
Income (loss) before                                   (8,997)             2,169           -                (6,828)
 Equity in net earnings of subsidiaries....             2,169                -          (2,169)                -
                                           ----------------------------------------------------------------------------
Income (loss) before income taxes..........            (6,828)             2,169        (2,169)             (6,828)
Income tax provision.......................               -                  -             -                   -
                                           ----------------------------------------------------------------------------
  Net income (loss)........................  $         (6,828)       $     2,169      $ (2,169)         $   (6,828)
                                           ----------------------------------------------------------------------------

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

     Estimated quantities of proved oil and gas reserves of the Company were as follows:

                                                                                             Gas
                                                                            Oil             (Thousand
                                                                         (Barrels)         Cubic Feet)
                                                                   ---------------------------------------
December 31, 1997
  Proved Reserves................................................         20,946,415         207,775,770
  Proved developed reserves......................................         12,036,234         154,964,396
December 31, 1998
  Proved Reserves................................................         17,348,641         219,059,674
  Proved developed reserves......................................          9,474,591         174,987,374
December 31, 1999
  Proved Reserves................................................         25,533,750         229,999,526
  Proved developed reserves......................................         16,299,585         184,954,732

     The changes in Proved Reserves for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                                             Gas
                                                                              Oil          (Thousand
                                                                           (Barrels)       Cubic Feet)
                                                                     --------------------------------------
Reserves at December 31, 1996........................................      5,338,255      90,565,997
Purchase of minerals-in-place........................................     15,282,168     108,620,963
Sale of minerals-in-place............................................        (24,882)        (22,517)
Extensions and discoveries...........................................          1,777          18,000
Production...........................................................       (737,289)     (9,613,623)
Revisions of estimates...............................................      1,086,386      18,206,950
                                                                     ---------------------------------------
Reserves at December 31, 1997........................................     20,946,415     207,775,770
Purchase of minerals-in-place........................................      1,362,404      39,535,361
Sale of minerals-in-place............................................         (4,314)            -
Extensions and discoveries...........................................        279,248      12,091,186
Production...........................................................     (1,140,762)    (14,119,330)
Revisions of estimates...............................................     (4,094,350)    (26,223,313)
                                                                     ---------------------------------------

Reserves at December 31, 1998........................................     17,348,641     219,059,674
Purchase of minerals-in-place........................................      3,122,738      15,989,997
Sale of minerals-in-place............................................        (21,273)       (196,682)
Extensions and discoveries...........................................        163,865       6,067,527
Production...........................................................     (1,310,405)    (19,041,012)
Revisions of estimates...............................................      6,230,184       8,120,022
                                                                     ----------------------------------------
Reserves at December 31, 1999........................................     25,533,750     229,999,526
                                                                     ----------------------------------------


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (Continued)
                                   (Unaudited)

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 1999, 1998 and 1997 were as follows:

                                                                     1999             1998              1997
                                                               -----------------------------------------------------
Unproved oil and gas properties................................ $     3,566,902   $     1,654,986   $       516,560
Proved properties..............................................     349,510,185       296,545,064       227,389,446
                                                               -----------------------------------------------------
Gross Capitalized Costs........................................     353,077,087       298,200,050       227,906,006
Accumulated depreciation, depletion, amortization and impairment   (100,370,224)      (79,193,796)      (16,091,001)
                                                               ----------------------------------------------------
          Net Capitalized Costs................................ $   252,706,863   $   219,006,254   $   211,815,005
                                                               ====================================================

     Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                                         1999            1998            1997
                                                                    ------------------------------------------------
Property acquisition costs
  Proved properties................................................. $   34,477,750  $   36,619,796 $   137,430,583
  Unproved properties...............................................      1,911,916       1,138,426          57,306
Exploration costs...................................................      6,835,000       4,696,095         737,936
Development costs...................................................     12,176,557      27,839,727      18,284,460
                                                                    -----------------------------------------------
          Total Costs Incurred...................................... $   55,401,223  $   70,294,044 $   156,510,285
                                                                    ===============================================

     Results of operations from oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                           1999            1998              1997
                                                                   ------------------------------------------------
Oil and gas production revenue.....................................    $ 60,673,493    $ 43,564,728   $  35,658,032
Disposal services revenue..........................................             -               -             5,130
Production costs...................................................     (23,575,241)    (20,682,187)    (13,901,537)
Depreciation, depletion, amortization and impairment...............     (21,176,428)    (63,102,795)    (11,577,460)
                                                                   ------------------------------------------------
          Results of Operations for Producing Activities               $ 15,921,824    $(40,220,254)  $  10,184,165
                                                                   ================================================

     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1999, 1998 and 1997 were as follows:

                                                                 1999                  1998             1997
                                                            --------------------------------------------------------------
Future cash inflows.......................                       $ 1,037,682,380     $ 625,818,712       $ 811,512,060
Future development and production costs...                          (349,974,145)     (278,222,069)       (336,730,398)
                                                            --------------------------------------------------------------
Future net cash flows, before incoome tax.                           687,708,235       347,596,643         474,781,662
Future income taxes.......................                          (127,742,620)              -           (93,828,793)
                                                            --------------------------------------------------------------
Future Net Cash Flows.....................                           559,965,615       347,596,643         380,952,869
10% annual discount.......................                          (258,619,307)     (168,187,696)       (211,181,318)
                                                            --------------------------------------------------------------
     Standardized Measure of Discounted
          Net Cash Flows..................                       $   301,346,308     $ 179,408,947       $ 169,771,551
                                                            ==============================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (Continued)
                                   (Unaudited)

     The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                      1999              1998             1997
                                                                ----------------------------------------------------------

Purchases of minerals-in-place................................. $     45,321,069  $    46,388,818    $  136,739,277
Sales of minerals-in-place.....................................         (167,874)          (8,604)         (191,741)
Extensions, discoveries and improved recovery, less related costs      8,398,247       10,836,769            38,555
Sales of oil and gas produced, net of production costs.........      (37,098,252)     (22,882,541)      (21,756,495)
Development costs incurred during the period...................       12,176,557       27,839,727        16,289,428
Revision of prior estimates:
  Net change in prices and costs...............................      107,174,805      (61,951,610)     (141,112,592)
  Change in quantity estimates.................................       36,936,790      (55,991,223)       46,255,955
Accretion of discount..........................................       17,940,895       16,977,155        11,708,486
Net change in income taxes.....................................      (68,744,876)      48,428,905         4,715,817
                                                                 ----------------------------------------------------------
                 Net Change....................................  $   121,937,361  $     9,637,396    $   52,686,690
                                                               ------------------------------------------------------------

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


 Name                             Age       Title
Gary C. Evans...................  42        Director, President and Chief Executive Officer
Matthew C. Lutz.................  65        Chairman of the Board and Executive Vice President
Richard R. Frazier..............  53        President and Chief Operating Officer of Magnum Hunter
                                            Production, Inc. and Gruy
Chris Tong......................  43        Senior Vice President and Chief Financial Officer
R. Douglas Cronk . . . . . . . .  53        Senior Vice President of Operations of Magnum Hunter Production,
                                            Inc. and Gruy
Morgan F. Johnston..............  39        Vice President, General Counsel and Secretary
David S. Krueger................  50        Vice President and Chief Accounting Officer
Michael McInerney . . . . . . .   58        Vice President, Corporate Development & Investor Relations
Charles R. Erwin................  52        Vice President of Exploration of Magnum Hunter Production, Inc. and
                                            Gruy
Gregory L. Jessup...............  46        Vice President of Land of Magnum Hunter Production, Inc. and Gruy
David M. Keglovits..............  48        Vice President and Controller of Gruy
Craig Knight....................  43        Vice President of Operations of Hunter Gas Gathering, Inc.
Earl Krieg, Jr. ................  46        Vice President of Engineering of Magnum Hunter Production, Inc. and
                                            Gruy
Gerald W. Bolfing...............  71        Director
Jerry Box.......................  61        Director
Larry W. Brummett...............  49        Director
David L. Kyle...................  47        Director
Oscar C. Lindemann..............  77        Director
John H. Trescot, Jr.............  74        Director
James E. Upfield................  79        Director

     Gary C. Evans has served as President, Chief Executive Officer and a director of Magnum Hunter Resources, Inc. since December 1995 and Chairman and Chief Executive Officer of all of the Magnum Hunter subsidiaries since their formation or acquisition. In 1985, Mr. Evans formed the predecessor company, Hunter Resources, Inc., that was merged into and formed Magnum Hunter some ten years later. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Swanson Consulting Services, Inc., a private Houston based geological firm, Novavax, Inc., an American Stock Exchange listed pharmaceutical company, and Karts International Incorporated, an OTC listed manufacturing company. He also serves as a Trustee of TEL Offshore Trust, an OTC listed oil and gas trust of which Magnum Hunter owns an approximate 40% interest.

     Matthew C. Lutz has served as Chairman since March 1997 after having served as Vice Chairman of the Company since December 1995. Mr. Lutz has also served as Executive Vice President since December 1995. Mr. Lutz held similar positions with Hunter from September 1993 until October 1996. From 1984 through 1992, Mr. Lutz was Senior Vice President of Exploration and on the Board of Directors of Enserch Exploration, Inc. with responsibility for such company's worldwide oil and gas exploration and development program. Prior to joining Enserch, Mr. Lutz spent 28 years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including exploration, production, lease acquisition, administration and financial planning.

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

     Chris Tong has served as Senior Vice President and Chief Financial Officer since August 1997. Previously, Mr. Tong was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which were wholly-owned subsidiaries of Tejas Gas Corporation. In January 1998, Tejas Gas Corporation was acquired by Shell Oil. Mr. Tong held these positions since August 1996, and served in other treasury positions with Tejas beginning August 1989. He was also responsible for managing Tejas' property and liability insurance. From 1980 to 1989, Mr. Tong served in various energy lending capacities with Canadian Imperial Bank of Commerce, Post Oak Bank, and Bankers Trust Company in Houston, Texas. Prior to his banking career, Mr. Tong also served over a year with Superior Oil Company as a Reservoir Engineering Assistant. Mr. Tong is a summa cum laude graduate of the University of Southwestern Louisiana with a Bachelor of Arts degree in Economics and a minor in Mathematics.

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

     Charles R. Erwin has served as Manager of Exploration for Gruy Petroleum Management Co. since May of 1999. Mr. Erwin became Vice President of Exploration for Magnum Hunter Production, Inc. and Gruy in January 2000. Mr. Erwin received a Masters in Geology from the University of Wisconsin - Milwaukee. He has 27 years experience in the oil and gas industry. Prior to Gruy, Mr. Erwin worked for Enserch Exploration for 22 years holding various positions including Exploration Manager - East Texas, Exploration Manager - Texas and Louisiana Gulf Coast and Director Exploration Offshore and International.

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

     Earl Krieg has served as Manager of Engineering for Gruy Petroleum Management Co. since May of 1999. Mr. Krieg became Vice President of Engineering for Magnum Hunter Production, Inc. and Gruy in January 2000. Mr. Krieg was employed by The Wiser Oil Company for the five years prior to joining the Company in various capacities including Manager of Operations and Manager of Secondary Recovery. Mr. Krieg has 24 years in various reservoir engineering, operations, acquisitions and management roles with Chevron, General Crude, Edisto and most recently The Wiser Oil Company. Mr. Krieg is a Registered Professional Engineer in Texas and was an officer in the Society of Petroleum Evaluation Engineers in 1989. Mr. Krieg graduated from Texas A&M University in 1975 with a B.S. degree in petroleum engineering.

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

     John H. Trescot, Jr. has served as a director of the Company since June 1997. For the past five years, Mr. Trescot has been the principal of AWA Management Corporation, a consulting firm specializing in financial evaluations. Mr. Trescot began his professional career as an engineer with Shell Oil Company. Later, Mr. Trescot joined Hudson Pulp & Paper Corp. (now a part of
Georgia-Pacific Corp.) where he served 19 years in various positions in woodlands and pulp and paper, advancing to the position of Senior Vice
President, Southern Operations. Mr. Trescot then became Vice President of The Charter Company, a multi-billion dollar corporation with operations in oil, communications and insurance. In 1979, Mr. Trescot became the Chief Executive Officer of Florestal e Agropecuaria, Ltda (JARI), a timber, pulp and mining operation in the Amazon Basin of Brazil owned by billionaire D.K. Ludwig. During 1982-89, while he was the Chief Executive Officer of TOT Drilling Corp., TOT drilled many deep wells in west Texas and New Mexico for major and independent oil companies. Mr. Trescot received his BME degree from Clemson University and his MBA from the Harvard Business School.

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


                    [Rest of page intentionally left blank]

Item 11.          Executive Compensation.

     The following table contains information with respect to all cash compensation paid or accrued by the Company during the past three fiscal years to the Company's Chief Executive Officer and each person serving as an executive officer of the Company on December 31, 1999.

                                                                                 Long Term Compensation
                                           Annual                             Awards               Payout
                                        Compensation
           (a)               (b)      (c)         (d)            (e)            (f)       (g)        (h)           (i)
          Name,                                                 Other                    Number
        Principal                                               Annual      Restricted  Options      LTP        All Other
         Position           Year     Salary      Bonus     Compensation (b)    Stock      SARs     Payouts    Compensation
         --------           ----     ------      -----     -------------       -----      ----     -------    ------------
Gary C. Evans               1999    $250,000   $250,000        $ 7,500           -         -          -             -
President and CEO           1998    $250,000   $300,000           -              -         -          -             -
                            1997    $200,025   $250,000           -              -         -          -             -

Matthew C. Lutz             1999    $150,000   $125,000        $ 6,000           -         -          -             -
Executive V.P. and          1998    $156,000   $100,000           -              -         -          -             -
Chairman                    1997    $106,000   $100,000           -              -         -          -             -

Richard R. Frazier          1999    $150,000   $ 75,000        $ 4,200           -         -          -             -
President of                1998    $154,200   $ 50,000           -              -         -          -             -
Magnum Hunter               1997    $124,200   $ 50,000           -              -         -          -             -
Production, Inc.

Chris Tong (a)              1999    $150,000   $ 35,000        $ 6,000           -         -          -             -
Senior Vice President &     1998    $156,000   $ 30,000           -              -         -          -             -
Chief Financial Officer     1997    $ 78,500   $ 25,000           -              -         -          -             -

R. Douglas Cronk            1999    $115,000   $ 25,000        $ 4,200           -         -          -             -
Senior V.P. of Magnum       1998    $104,200   $ 20,000           -              -         -          -             -
Hunter Production, Inc.     1997    $ 92,033   $ 10,000           -              -         -          -             -

---------------------

       (a)  Mr. Tong was hired in August of 1997.

       (b) Other compensation consists of a vehicle allowance paid to the employee.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                      Number of securities   Value of unexercised
                                                                           underlying            in-the-money
                                                                           unexercised      options/SARs at fiscal
                                                                     options/SARs at fiscal      year-end ($)
                                                                          year-end (#)
                              Shares Acquired        Value                 Exercisable/             Exercisable/
   Name                       On Exercise (#)     Realized ($)             Unexercisable            Unexercisable
     (a)                           (b)                 (c)                      (d)                      (e)
-----------------------------------------------------------------------------------------------------------------------
   Gary C. Evans                  -                      -              700,000 / 200,000            0 / 0
   Matthew C. Lutz             51,073                $150,831           505,000 / 120,000            0 / 0
   Richard R. Frazier             -                      -              225,000 / 100,000            0 / 0
   R. Douglas Cronk               -                      -               96,000 / 44,000             0 / 0
   Chris Tong                     -                      -              121,000 / 84,000             0 / 0


       Compensation of Directors

     The Company has nine individuals who serve as directors, seven of which are independent. Two of these directors receive compensation with respect to their services and in their capacities as executive officers of the Company and no additional compensation has historically been paid for their services to the Company as directors. The other seven directors of the Company are not employees of the Company and receive no compensation for their services as directors other than as stated below. For 1998, independent directors received $1,000 per meeting as compensation for their services. For fiscal year 1999, independent directors received a $10,000 retainer for being a board member and in addition received $1,000 per meeting attended. Each new independent director added to the board in fiscal year 1999 was granted an option to acquire 25,000 shares of the Company's common stock at an exercise price not less than the market price of the common stock on the date of grant. Other than the compensation stated herein, the Company has not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

       Employment Contracts and Termination of Employment and Change-in-Control
           Arrangements

     Mr. Gary C. Evans, Mr. Matthew C. Lutz, Mr. Richard R. Frazier, Mr. Chris Tong and Mr. R. Douglas Cronk each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum. Mr. Lutz's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum. Mr. Frazier's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum. Mr. Tong's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $160,000 per annum. Mr. Cronk's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $122,500 per annum. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

     In addition, all of the agreements contain a provision that upon a change-in-control of the Company and the employee's position is terminated or the employee leaves for "good cause", the employee is entitled to receive, immediately in one lump sum, certain compensation. In the case of Mr. Evans, Mr. Lutz and Mr. Frazier, the employee shall receive three times the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year. In the case of Mr. Tong and Mr. Cronk, the employee shall receive the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year multiplied by two. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change-in-control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. The Company also has key man life insurance on Mr. Evans in the amount of $12,000,000.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 15, 2000, regarding the share ownership of the Company by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director, (iii) the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group. None of the directors or executive officers named below, as of March 15, 2000, owned any shares of the Company's Series A Preferred Stock, its 1996 Series A Convertible Preferred Stock or its 1999 Series A 8% Convertible Preferred Stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039.

                                                                                         Common Stock
                                                                                      Beneficially Owned
                                                                          Number of                       Percent
                             Name                                          Shares                       of Class (q)
Directors and Executive Officers
     Gary C. Evans ............................................              2,262,952 (a)                10.8%
     Matthew C. Lutz...........................................                703,588 (b)                 3.4%
     Richard R. Frazier........................................                288,115 (c)                 1.4%
     Chris Tong................................................                129,951 (d)                    *
     R. Douglas Cronk .........................................                 99,768 (e)                    *
     Gerald W. Bolfing.........................................                368,460 (f)                 1.8%
     Jerry Box.................................................                 12,000 (g)                    *
     Oscar C. Lindemann........................................                 39,526 (h)                    *
     John H. Trescot, Jr.......................................                102,056 (i)                    *
     James E. Upfield.........................................                  93,544 (j)                    *
     David L. Kyle ............................................                 19,342 (k)                    *
     Larry M. Brummett ........................................                 10,342 (l)                    *
     All directors and executive officers as a group
     (12 persons)..............................................              4,129,644                    18.8%
Beneficial owners of 5 percent or more
(excluding persons named above)
     ONEOK Resources Company
     100 W. Fifth Street
     Tulsa, OK 74103-4298 .....................................              9,523,809 (m)               32.0%
     TCW Group, Inc.
     865 South Figueroa Street
     Los Angeles, CA  90017....................................              1,904,762 (n)                8.6%
     Janus Capital Corporation
     100 Fillmore St., Suite 300
     Denver, CO.  80206........................................              1,653,075 (o)                8.2%
     Dimensional Fund Advisors Inc.
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA 90401....................................              1,173,100 (p)               5.8%

-------------
       *      Less than one percent.

     (a) Includes 700,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 17,024 shares held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.

     (b) Includes 505,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (c) Includes 225,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (d) Includes 121,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (e) Includes 96,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (f) Includes 12,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (g) Includes 2,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (h) Includes 12,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (i) Includes 37,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (j) Includes 12,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (k) Includes 2,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (l) Includes 2,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (m) Consists of shares attributable to shares of Common Stock issuable upon conversion of 50,000 shares of the Company's 1999 Series A 8% Convertible Preferred Stock.

     (n) Consists of shares attributable to shares of Common Stock issuable upon conversion of 1,000,000 shares of the Company's 1996 Series A Convertible Preferred Stock.

     (o) Based on Schedule 13G filed by Janus Capital Corporation on February 14, 2000.

     (p) Based on Schedule 13G filed by Dimensional Fund Advisors Inc. on February 4, 2000.

     (q) Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d- 3(d)(1) under the Exchange Act.


Item 13.          Certain Relationships and Related Transactions.

     The Company's Board of Directors authorized a loan of up to $371,860 be made available to Gary C. Evans, President and Chief Executive Officer of the Company, as part of his compensation package. The balance outstanding at December 31, 1999 was $371,860 and bears interest at 10% and is due December 31,2000. Subsequent to year-end, $225,000 was repaid. The outstanding principal balance as of March 15, 2000 was $146,860.

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

     SEC PV-10. The present value of Proved Reserves is an estimate of the discounted future net cash flows from each of the properties at December 31, 1999, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 1999, or as otherwise indicated.

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

4.10          Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated
              by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)

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

10.3          Second Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between
              Magnum Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form
              10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)


10.4          Third Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum
              Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)

10.5*         Employment Agreement for Gary C. Evans

10.6*         Employment Agreement for Matthew C. Lutz

10.7*         Employment Agreement for Richard R. Frazier

10.8          Stock Purchase Agreement among Magnum Hunter Resources, Inc. and Trust Company of the West and
              TCW Asset Management Company, in the capacities described herein, TCW Debt and Royalty Fund IVB and TCW Debt and Royalty Fund IVC, dated as of December 6, 1996 (Incorporated by reference to Form
              8-K dated December 26, 1996, filed January 3, 1997)

10.9          Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
              Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to
              Form 8-K, dated April 30, 1997, filed May 12, 1997)

10.10         Purchase and Sale Agreement between Magnum Hunter Resources,  Inc.
              , NGTS, et al., dated December 17, 1997 (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)

10.11         Purchase and Sale Agreement dated November 25, 1998 between Magnum
              Hunter  Production,  Inc.  and  Unocal Oil  Company of  California
              (Incorporated  by reference  to Form 10-K for the fiscal  year-end
              December 31, 1998 filed April 14, 1999)

10.12         Stock  Purchase  Agreement  dated  February 3, 1999 between  ONEOK
              Resources Company and Magnum Hunter Resources, Inc. (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February
              11, 1999)

21            Subsidiaries of the Registrant (Incorporated by reference to Form 10-K for the fiscal year-end December
              31, 1998 filed April 14, 1999)

27*           Financial Data Schedule



* Filed herewith.



(B) Form 8-K's - None.

                                   SIGNATURES



     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAGNUM HUNTER RESOURCES, INC.





By:    /s/ Gary C. Evans                                          March 30, 2000
---------------------------------------------
 Gary C.  Evans, President & CEO



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                        Title                                      Date



/s/ Gary C.  Evans                               Director, President                        March 30, 2000
----------------------------
Gary C. Evans                                    Chief Executive Officer


/s/ Matthew C.  Lutz                             Chairman of the Board and                  March 30, 2000
--------------------------
Matthew C. Lutz                                  Executive Vice President of
                                                 Exploration and Business
                                                 Development


/s/ Chris Tong                                   Senior Vice President and                  March 30, 2000
-------------------------------
Chris Tong                                       Chief Financial Officer


/s/ David S. Krueger                             Vice President and                         March 30, 2000
--------------------------
David S. Krueger                                 Chief Accounting Officer


/s/ Morgan F. Johnston                           Vice President, General Counsel            March 30, 2000
-------------------------
Morgan F. Johnston                               and Secretary


/s/ Gerald W.  Bolfing                           Director                                   March 30, 2000
--------------------------
Gerald W. Bolfing


/s/ Oscar C.  Lindemann                          Director                                   March 30, 2000
-----------------------
Oscar C. Lindemann


/s/ John H. Trescot, Jr.                         Director                                   March 30, 2000
---------------------------
John H. Trescot, Jr.


/s/ James E. Upfield                             Director                                   March 30, 2000
---------------------------
James E. Upfield