Form 10-Q
period 2000-03-31
MAGNUM HUNTER RESOURCES INC
filed 2000-05-09
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000
                                 --------------

[  ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the Transition Period from .......... to ..........


                     Commission File Number..........1-12508
                                     -------


                          MAGNUM HUNTER RESOURCES, INC.
                          -----------------------------
              Exact name of registrant as specified in its charter


         Nevada                                          87-0462881
---------------                                          ----------
State or other jurisdiction of               IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
           -----------------------------------------------------------
                     Address of principal executive offices

                                 (972) 401-0752
                     -------------------------------------
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 2000: 20,243,601.

                         PART I -- FINANCIAL INFORMATION
                     --------------------------------------

Item 1.  Financial Statements
------------------------------

     The consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter"or the "Company") follow "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with Magnum Hunter's consolidated financial statements and the notes associated with them contained in its Form 10-K for the year ended December 31, 1999. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum Hunter.

     On December 31, 1998, the Company through its 100% owned subsidiary, Bluebird, acquired from Spirit Energy 76 ("Spirit 76") natural gas reserves and associated assets in producing fields located in Oklahoma and Texas. The net purchase price was approximately $25 million after certain purchase price adjustments, including preferential rights exercised by third parties and other customary adjustments. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust. Bluebird is an "unrestricted subsidiary", as defined under certain credit agreements, and is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements. To finance the Spirit 76 acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The bridge loan was replaced in June 1999 with permanent financing from banks providing for a revolving credit facility of $75 million with an initial borrowing base of $41.5 million, due June 2002 with interest rates based upon either "LIBOR" or the "Base Rate" (Prime). The loan is non-recourse to the Company. In addition to retiring the bridge loan, a portion of the proceeds from the permanent financing was used to finance the acquisition of properties from Vastar Resources, Inc. ("Vastar") discussed below.

     On February 3, 1999, the Company sold $50 million of its Convertible Preferred Stock in a private placement to a natural gas utility. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the preferred stock are payable in cash at the rate of 8% per annum and are cumulative. The Company used the net proceeds from the transaction, approximately $46.3 million, to repay senior bank indebtedness.

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

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from Proved Reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's SEC PV-10 property valuation at March 31, 2000 exceeded the capitalized cost at that date. Significant downward revisions of quantity estimates or significant declines in oil and gas prices which are not offset by other factors could possibly result in write-down for impairment of oil and gas properties in the future.

Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999
-------------------------------------------------------------------------------

     The results of operations for the three month period ended March 31, 2000, included three months of operations for the Vastar and Dynegy acquisitions, while the corresponding period in 1999 did not. Unless otherwise stated, the increases in the 2000 interim period over the 1999 period were substantially the result of these acquisitions as well as the Company's successful drilling activities during the remainder of 1999 and the first quarter of 2000.

     Oil and natural gas sales were $21,365,000, an 89% increase over 1999 sales of $11,321,000. The Company sold 370,000 barrels of oil, a 29% increase over 1999 sales of 287,000 barrels of oil, and 4,994,000 Mcf of gas, a 10% increase over 1999 sales of 4,551,000 Mcf. The price received for oil was $21.73 per barrel and for natural gas was $2.67 per Mcf in 2000 versus an oil price of $10.93 per barrel and a gas price of $1.80 per Mcf in 1999, representing a 99% increase in oil price and a 48% increase in gas price. Oil and natural gas production lifting costs increased 45% to $4,616,000 in 2000 while production taxes and other costs increased 94% to $2,840,000 in 2000 compared to 1999. The gross operating margin from oil and natural gas production was $13,909,000 in 2000, a 109% increase over 1999 operating margin of $6,663,000. On an equivalent unit basis, the gross margin was $1.93 per Mcfe in 2000 versus $1.06 in 1999, an 82% increase. The sales price increased 64% to $2.96 per Mcfe in 2000 versus $1.80 per Mcfe while production lifting costs increased 25% to $0.64 per Mcfe in 2000 from $0.51 per Mcfe in 1999. Production taxes and other costs, including overhead, were $0.39 per Mcfe in 2000 versus $0.23 per Mcfe in 1999, a 70% increase. Total Mcfe sold increased 15% to 7,216,000 Mcfe in 2000 from 6,272,000 Mcfe in 1999.

     Gas gathering, marketing, and processing revenues were $3,830,000 in the 2000 period, a 136% increase from 1999 revenues of $1,626,000, principally as a result of the Dynegy acquisition and the increase in natural gas and natural gas liquids prices. Costs from these activities were $2,776,000 in 1999, a 118% increase from 1998 costs of $1,276,000. Gross operating margin was $1,054,000 in 2000 versus $350,000 in 1999, a 201% increase. Net gathering system throughput decreased 15% to 16,679 Mcf per day in 2000 compared to 19,639 Mcf per day in 1999 due to the sale of a gathering system in 1999. Net natural gas plant processing throughput was 18,469 Mcf per day in 2000 versus 15,085 Mcf per day in 1999, a 22% increase. The increase in net processing plant throughput was a result of the Dynegy acquisition completed in the fourth quarter of 1999 and was partially offset by a reduction in net throughput at the Company's McLean Plant due to a contractual payout. During December 1999 the Company completed recoupment of its original investment in the McLean Plant and its share of operating income reverted to 50% from the 100% applicable during the recoupment period. Gross operating margin from gathering operations was $0.14 per Mcf of throughput for both three month periods of 2000 and 1999. The gross operating margin from natural gas processing was $0.48 per Mcf of throughput in 2000 versus $0.06 per Mcf of throughput in 1999 due to more favorable processing economics as a result of higher natural gas liquids prices in the 2000 period.

     Revenues from oil field services and international sales were $198,000 in 2000 versus $158,000 in 1999. Operating costs increased to $115,000 in 2000 from $71,000 in 1999. The gross operating margin was $83,000 in 2000 versus $87,000 in 1999. Depreciation and depletion expense increased 16% to $5,971,000 in 2000 versus $5,148,000 in 1999. General and administrative expense was $954,000 in 2000, a 39% increase from 1999. Operating profit increased 543% to $8,139,000 in 2000 from $1,266,000 in 1998. Equity in earnings of affiliate, net of income tax, was a profit of $40,000 in 2000 versus a loss of $31,000 in 1999. Other income was $76,000 in 2000 versus $163,000 in 1999. Interest expense decreased nine percent to $5,736,000 in 2000 from $6,317,000 in 1999. The Company provided for deferred income taxes of $939,000 on income before tax and minority interest of $2,519,000 in 2000 versus no benefit on a loss of $4,919,000 in 1999. The Company reported net income applicable to common shares of $362,000, or $0.02 per common share, basic and diluted, in 2000 versus a loss applicable to common shares of $5,795,000, or $0.29 per common share, basic and diluted, in 1999. The Company paid $1,218,000 in dividends on its preferred stock in 2000 versus $833,000 paid or accrued in 1999.

Liquidity and Capital Resources
-------------------------------

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

     At December 31, 1998, the Company had repurchased 625,600 shares for approximately $1.9 million under the previously announced stock repurchase program of up to one million shares at a cost not to exceed $4 million. In 1999, the Company purchased an additional 601,472 shares for approximately $1.7 million. In April 2000, the Company announced a stock repurchase program whereby the Company or its affiliates are authorized to repurchase up to an additional five percent (5%) of Magnum Hunter's outstanding common stock.

     In December 1998, the Company's 100% owned subsidiary, Bluebird, acquired for approximately $25 million, certain natural gas reserves and related assets from Spirit 76. Additionally, the Company capitalized Bluebird with 1,840,271 units of TEL Offshore Trust. To finance the Spirit 76 acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The bridge loan was replaced in June 1999 with permanent financing from banks providing for a revolving credit facility of $75 million with an initial borrowing base of $41.5 million, due three years from the date of closing with interest rates based upon either "LIBOR" or the "Base Rate" (Prime). The loan is non-recourse to the Company. In addition to retiring the bridge loan, a portion of the proceeds from the permanent financing was used to finance the acquisition of properties from Vastar discussed below.

     In February 1999, the Company formed a strategic alliance with ONEOK Resources Company, a wholly-owned subsidiary of a natural gas utility, and sold $50 million of the Company's Convertible Preferred Stock. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's common stock at $5.25 per share. Dividends on the Preferred Stock are payable in cash at the rate of 8% per annum and are cumulative. The net proceeds of $46.3 million received from the sale of Preferred Stock were used to repay senior bank indebtedness.

     On June 8, 1999, the Company acquired oil and gas reserves and related assets from Vastar for a total purchase price of $32.5 million after purchase price adjustments. The effective date of the acquisition was April 1, 1999. The acquisition included Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas.

     On December 1, 1999, the Company, through its wholly-owned subsidiary Bluebird, acquired a 50% ownership interest in the Madill Gas Processing Plant and associated gathering system from Dynegy Midstream Services, L.P., a wholly-owned subsidiary of Dynegy, Inc. This modern cryogenic plant includes 3,350 horsepower of high-speed compression and has gas-processing capacity of approximately 18,000 Mcf/d. The facilities are located in Marshall and Bryan counties, Oklahoma. The effective date of the acquisition was November 1, 1999.

     In connection with the Madill Gas Plant acquisition, Bluebird's banks increased the borrowing base under the credit agreement to $45.0 million effective November 30, 1999, subject to a provision to automatically reduce the borrowing base to $41.5 million on March 31, 2000, with further reductions to the borrowing base of $2.0 million to occur on June 30, 2000 and each subsequent quarter-end. Effective March 27, 2000, the banks suspended the various requirements of the November 30, 1999 adjustment to the borrowing base and established a current borrowing base for Bluebird of $43.5 million. The banks agreed to redetermine the borrowing base and the need to reimplement the other requirements of the November 30, 1999 adjustment upon the earlier of May 15, 2000, or the consummation or termination of a proposed sale of oil and gas properties owned partially by Bluebird. The Company believes that this agreement, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending plans in 2000.

     The Company's borrowing base under its revolving credit line with banks was $60,000,000 at March 31, 2000, providing $5,000,000 of additional borrowing capacity at that date. The Company believes that this availability, along with cash flow from operations, is sufficient to meet interest and dividend requirements in 2000 as well as to carry out its capital spending budget plans.

     For the three months ended March 31, 2000, the Company had a net increase in cash of $3.1 million. The Company's operating activities provided net cash of $6.5 million, principally from operating income before depreciation and depletion. The Company used $5.5 million in investing activities, principally for additions to property and equipment. Financing activities provided $2.1 million of cash, principally from the aggregate proceeds from net borrowings under the Company's and Bluebird's credit lines with banks. The Company also paid $1,218,000 in cash dividends on preferred stock.

Capital Requirements
--------------------

     For fiscal 2000, the Company has budgeted approximately $25 million for exploration and development activities, including approximately $15 million for participation in exploration projects in the shallow water area of the Gulf of Mexico. The Company is typically not contractually obligated to proceed with any of its budgeted capital expenditures until it has executed an Authority For Expenditure ("AFE"). The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the Credit Facility (approximately $5.0 million available as of March 31, 2000) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest and dividend payments for the foreseeable future.

     In  addition,   the  Company's  wholly-owned   subsidiary,   Bluebird,  has
availability under its own credit facility (non-recourse to the Company) approximately $1.2 million as of March 31, 2000 on a borrowing base of $43.5 million. Bluebird's banks had previously increased it's borrowing base to $45.0 million on November 30, 1999. However, this increase was subject to a provision to automatically reduce the borrowing base to $41.5 million on March 31, 2000, with further reductions to the borrowing base of $2.0 million to occur on June 30, 2000 and each subsequent quarter-end. Effective March 27, 2000, the banks suspended the various requirements of the November 30, 1999 adjustment to the borrowing base and established a current borrowing base for Bluebird of $43.5 million. The banks agreed to redetermine the borrowing base and the need to reimplement the other requirements of the November 30, 1999 adjustment upon the earlier of May 15, 2000 or the consummation or termination of a proposed sale of oil and gas properties partially owned by Bluebird. The Company believes that this agreement, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending plans in 2000.

     In the normal course of business, the Company reviews opportunities for the possible acquisition of additional oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company's growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company from time to time will be acceptable to the sellers. In the event of a future significant acquisition, the Company may require additional financing or equity capital in connection therewith.

Inflation and Changes in Prices
-------------------------------

     During 1999, the Company experienced an increase in prices for crude oil of 18% and for natural gas of 7% compared to the previous year. During the first quarter of 2000, the price increase realized for crude oil was 99% and for natural gas was 48% compared to the first quarter of 1999. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant
                                       4
increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas
finding   costs,  lease    acquisition  costs,   and   operating    expenses.
Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's anticipated oil and gas production during the next 12 months.

     The Company  markets  oil and gas for its own  account,  which  exposes the
Company to the attendant commodities risk. A substantial portion of the Company's gas production is currently sold to NGTS, LLC, a 30% owned affiliate, or end-users either on the spot market on a month-to-month basis, at either prevailing spot market prices, or under long-term contracts based on current spot market prices. The Company normally sells its crude oil under month-to-month contracts to a variety of different purchasers.

Hedging Activity
----------------

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At March 31, 2000, the Company had the following open contracts:

                         Type             Volume/Month              Duration              Avg. Price

           Oil

                    Swap                       30,000 Bbl        Apr 00 - Dec 00              $17.60

                    Collar                     30,000 Bbl        Apr 00 - Jun 00      Floor - $18.00
                                                                                      Cap -   $24.50
                    Collar                     30,000 Bbl        Apr 00 - Jun 00      Floor - $18.00
                                                                                      Cap -   $26.00
                    Collar                     30,000 Bbl        Jul 00 - Sep 00      Floor - $18.00
                                                                                      Cap -   $24.00
                    Collar                     30,000 Bbl        Jul 00 - Sep 00      Floor - $18.00
                                                                                      Cap -   $24.65
                    Collar                     10,000 Bbl        Oct 00 - Dec 00      Floor - $19.00
                                                                                      Cap -   $26.21
           Gas

                    Collar               300,000 MMBtu          Apr 00 - Oct 00      Floor - $  1.80
                                                                                     Cap -   $  2.25

     Net gains and (losses) related to derivative transactions for the periods ended March 31, 2000 and March 31, 1999 were ($1,913,000) and $1,444,000, respectively. At March 31, 2000, the unrealized loss from derivative transactions was $5,844,000. Based upon daily crude oil (including natural gas liquids) and natural gas production at March 31, 2000, approximately 59% and 30%, respectively, of the Company's total daily production was subject to some form of hedging activity.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve and to effectively lower interest rate expense over the following twelve months.

           Type                Notional Amount     Termination Date         Pay Rate              Receive Rate
--------------------------     ---------------     ----------------    -----------------        ----------------
Pay Variable/Receive Fixed       $50,000,000           06/01/02        LIBOR + 3.34%               10% fixed
                                                                       through 05/31/00

                                                                       LIBOR + 3.69%
                                                                       from 06/01/00 to
                                                                       06/01/02
Pay Fixed/Receive Variable       $50,000,000           06/01/00        9.16% fixed               LIBOR + 3.34%

     The pay variable/receive fixed swap has an early termination provision granting the counterparty the right to terminate the swap on June 1, 2000, in exchange for a fee payment to the Company of $125,000. As a result of these two swaps, the Company saved approximately $105,000 in interest expense during the three month period ended March 31, 2000. At March 31, 2000, the unrealized loss from interest rate derivative transactions was $753,000.

Year 2000 Compliance
--------------------

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

Recently Issued Accounting Pronouncements
-----------------------------------------

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                     March 31,      December 31,
                                                                                        2000            1999
                                                                                --------------------------------------
                                      ASSETS                                        (unaudited)
Current Assets
         Cash and cash equivalents                                                      $    4,616       $    1,565
         Restricted cash                                                                     1,310            2,145
         Accounts receivable
              Trade, net of allowance of $166 for 2000 and 1999                             12,768           10,203
              Due from affiliates                                                               82               48
         Notes receivable from affiliate                                                       673              902
         Current portion of long-term notes receivable, net of allowance of $790
           for 2000 and 1999                                                                    57               57
         Prepaid and other                                                                   1,297            1,296
                                                                                --------------------------------------
               Total Current Assets                                                         20,803           16,216
                                                                                --------------------------------------
Property, Plant, and Equipment
         Oil and gas properties, full cost method
               Unproved                                                                      3,899            3,567
               Proved                                                                      354,686          349,510
         Pipelines                                                                          12,475           12,462
         Other property                                                                      2,040            1,964
                                                                                --------------------------------------
         Total Property, Plant and Equipment                                               373,100          367,503
               Accumulated depreciation, depletion, amortization and impairment          (108,280)        (102,308)
                                                                                --------------------------------------
         Net Property, Plant and Equipment                                                 264,820          265,195
                                                                                --------------------------------------
Other Assets
         Deposits and other assets                                                           5,748            5,698
         Investment in unconsolidated affiliate                                              4,195            4,163
         Deferred tax asset                                                                 12,280           13,351
         Long-term notes receivable, net of imputed interest                                 1,514            1,487
                                                                                ---------------------------------------
         Total Assets                                                                  $   309,360       $  306,110
                                                                                =======================================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities                                         $   15,528       $   15,111
         Dividends payable                                                                     552              552
         Suspended revenue payable                                                           1,098            1,357
         Current maturities of long-term debt, with recourse                                    20                6
                                                                                ----------------------------------------
               Total Current Liabilities                                                    17,198           17,026
                                                                                ----------------------------------------
Long-Term Liabilities
         Long-term debt, with recourse, less current maturities                            195,034          193,000
         Long-term debt, non-recourse, less current maturities                              42,300           41,800
         Production payment liability                                                          436              460
Minority interest                                                                              184              184
Stockholders' Equity
         Preferred  stock -  $.001  par  value;  10,000,000  shares  authorized,
           216,000 designated as Series A; 80,000 issued and outstanding,
           liquidation amount $0                                                                 -                -
         1,000,000 designated as 1996 Series A Convertible; 1,000,000
           issued and outstanding, liquidation amount $10,000,000                                1                1
         50,000 designated as 1999 Series A 8% Convertible; 50,000 issued
           and outstanding, liquidation amount $50,000,000                                       -                -
         Common Stock - $.002 par value; 100,000,000 shares authorized,
           21,738,320 shares issued                                                             43               43
         Additional paid-in capital                                                        121,844          121,815
         Accumulated other comprehensive income                                            (1,869)          (2,046)
         Accumulated deficit                                                              (62,180)         (62,542)
                                                                                ----------------------------------------
                                                                                            57,839           57,271
Treasury stock, at cost (1,494,719 and 1,512,719 shares of common stock,                    (3,631)          (3,631)
respectively)                                                                   -----------------------------------------
Total Stockholders' Equity                                                                  54,208           53,640
                                                                                -----------------------------------------
Total Liabilities and Stockholders' Equity                                             $   309,360      $   306,110
                                                                                =========================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                --------------------------------------
                                                                                   2000                1999
                                                                                --------------------------------------
Operating Revenues:
         Oil and gas sales                                                         $     21,365        $     11,321
         Gas gathering, marketing and processing                                          3,830               1,626
         Oil field services and international sales                                         198                 158
                                                                                --------------------------------------
                  Total Operating Revenues                                               25,393              13,105
                                                                                --------------------------------------

Operating Costs and Expenses:
         Oil and gas production lifting costs                                             4,616               3,193
         Production taxes and other costs                                                 2,840               1,465
         Gas gathering, marketing and processing                                          2,776               1,276
         Oil field services and international sales                                         115                  71
         Depreciation, depletion and amortization                                         5,971               5,148
         (Gain) loss on sale of assets                                                     (18)                   -
         General and administrative                                                         954                 686
                                                                                --------------------------------------
                  Total Operating Costs and Expenses                                     17,254              11,839
                                                                                --------------------------------------

Operating Profit                                                                          8,139               1,266

         Equity in earnings (loss) of affiliate, net of income tax                           40                (31)
         Other income                                                                        76                 163
         Interest expense                                                               (5,736)             (6,317)
                                                                                --------------------------------------

Net Income (Loss) before income tax and minority interest                                 2,519             (4,919)
         Provision for deferred income tax                                                 (939)                   -
                                                                                --------------------------------------

Net Income (Loss) before minority interest                                                1,580             (4,919)
         Minority interest in subsidiary earnings                                             -                (43)
                                                                                --------------------------------------

Net Income (Loss)                                                                         1,580             (4,962)

         Dividends Applicable to Preferred Stock                                        (1,218)               (833)
                                                                                --------------------------------------

Income (Loss) Applicable to Common Shares                                           $       362       $     (5,795)
                                                                                ======================================

Net Income (Loss)                                                                  $      1,580       $     (4,962)
Other Comprehensive Income (Loss), net of tax
         Unrealized Gain (Loss) on Investments                                              177               (128)
                                                                                --------------------------------------
Comprehensive Income (Loss)                                                        $      1,757       $     (5,090)
                                                                                ======================================
Income (Loss) per Common Share - Basic                                              $       .02       $      (0.29)
                                                                                ======================================
Income (Loss) per Common Share - Diluted                                            $       .02       $      (0.29)
                                                                                ======================================

Common Shares Used in Per Share Calculation
         Basic                                                                       20,242,612          20,282,674
                                                                                ======================================
         Diluted                                                                     20,548,639          20,282,674
                                                                                ======================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                        Preferred Stock           Common Stock           Treasury Stock
                                                      Shares       Amount       Shares      Amount     Shares       Amount
                                                --------------------------------------------------------------------------------
Balance at December 31, 1999                          1,130,000    $  1         21,738,320   $  43     (1,512,719)   $ (3,631)
         Exercise of employees' common stock options                                                       18,000         -
          Dividends declared or accrued on
            preferred stock
         Net income (loss)
         Unrealized (loss) on investment
                                                --------------------------------------------------------------------------------
Balance at March 31, 2000                             1,130,000    $  1         21,738,320   $  43     (1,494,719)   $ (3,631)
                                                ================================================================================

                                                                       Additional       Accumulated Other
                                                                        Paid-In           Comprehensive          Accumulated
                                                                        Capital           Income (Loss)            Deficit
                                                                -----------------------------------------------------------------
Balance at December 31, 1999                                           $ 121,815           $   (2,046)            $ (62,542)
                                                                =================================================================
         Exercise of employees' common stock options                          29
         Dividends declared or accrued on preferred stock                                                            (1,218)
         Net income (loss)                                                                                            1,580
         Unrealized (loss) on investment                                                          177
                                                                -----------------------------------------------------------------
Balance at March 31, 2000                                              $ 121,844           $   (1,869)            $ (62,180)
                                                                =================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                ---------------------------------------
                                                                                         2000          1999
                                                                                ---------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES:
            Net Income (loss)                                                          $  1,580       $ (4,962)
            Adjustments to reconcile net income (loss) to cash provided by
            (used for) operating activities:
                     Depreciation and depletion                                           5,971          5,148
                     Amortization of financing fees                                         240          1,414
                     Deferred income taxes                                                  939            -
                     Equity in (earnings)loss of affiliate                                  (40)            31
                     Minority interest                                                      -               43
                     Other                                                                  (18)           -
                     Changes in certain assets and liabilities
                              Accounts and notes receivable                              (2,370)          (462)
                              Other current assets                                           (1)           390
                              Accounts payable and accrued liabilities                      158           (554)
                                                                                ---------------------------------------
            Net Cash Provided By Operating Activities                                     6,459          1,048
                                                                                ---------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of assets                                                    408            -
            Additions to property and equipment                                          (5,930)        (1,834)
            Loan made for long-term note receivable                                         (27)          (473)
            Payments received on long-term note receivable                                  -               66
                                                                                ---------------------------------------
            Net Cash Used In Investing Activities                                        (5,549)        (2,241)
                                                                                ---------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from the issuance of long-term debt and production payment          10,555          4,000
            Fees paid related to financing activities                                       (29)          (931)
            Payments of principal on long-term debt and production payment               (8,031)       (48,087)
            Payment of short-term notes payable                                             -           (2,000)
            Proceeds from issuance of preferred and common stock, net of offering            29         46,342
   costs
            Purchase of treasury stock                                                      -           (1,722)
            (Increase) Decrease in segregated funds for payment of notes payable            835           (565)
            Cash dividends paid                                                          (1,218)          (219)
                                                                                ---------------------------------------
            Net Cash Provided By (Used In) Financing Activities                           2,141         (3,182)
                                                                                ---------------------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,051         (4,375)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,565          4,853
                                                                                ---------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  4,616        $   478
                                                                                =======================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations and comprehensive income for the three months ended March 31, 2000 and 1999, the consolidated statement of stockholders' equity for the period ended March 31, 2000 and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2000, results of operations, changes in stockholders' equity and cash flows for the three month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles general accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-K for the Company. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird and inconsequential subsidiaries), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each Guarantor and Bluebird (See Note 4). Except for Bluebird, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

NOTE 2 - RECENT EVENTS

     On April 17, 2000, the Company announced a stock repurchase program whereby the Company or its affiliates are authorized to repurchase up to five percent (5%) of Magnum Hunter's outstanding common stock.

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the two gathering systems and one natural gas liquids processing plant in two geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the periods ended March 31, 2000 and 1999 follows (in thousands):

                                                              Gas Gathering,
                                     Exploration &             Marketing &      Oil Field
Three Months Ended March 31, 2000:     Production              Processing       Services     All Other   Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
 Revenue from external customers        $  21,365              $    3,830       $   198        $   -       $             $  25,393
 Intersegment revenues                                              3,373         1,669            -        (5,042)            -
 Depreciation, depletion and                5,680                     218            68              5                       5,971
 amortization
 Segment profit (loss)                      8,255                     861          (117)          (860)                      8,139
 Equity earnings (losses) of affiliates                                                             40                          40
 Interest expense                                                                               (5,736)                     (5,736)
 Other income                                                                                       76                          76
                                                                                                                       -------------
 Loss before income taxes                                                                                                $   2,519
 Provision for deferred income tax                                                                (939)                       (939)
 benefit
 Minority interest                                                                                                             -
                                                                                                                       -------------
 Net income                                                                                                              $   1,580
                                                                                                                       =============

 Segment assets (as of March 31, 2000)  $ 274,031              $   17,186       $ 4,502        $13,641                   $ 309,360
 Equity subsidiary investments
   (as of March 31, 2000)                                                                        4,195                       4,195
 Capital expenditures (net of asset
   sales)                                   5,508                      13            20             56                       5,597

                                                         Gas Gathering,
                                         Exploration &     Marketing &       Oil Field
    Three Months Ended March 31, 1999:     Production      Processing         Services    All Other   Elimination    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
 Revenue from external customers           $  11,321       $   1,626          $   158     $   -          $  -          $ 13,105
 Intersegment revenues                           -             2,803            1,332         -          (4,135)            -
 Depreciation, depletion and                   4,934             163               47           4                         5,148
 amortization

 Segment profit (loss)                         1,029             150              671        (584)                        1,266
 Equity earnings (losses) of affiliates                                                       (31)                          (31)
 Interest expense                                                                          (6,317)                       (6,317)
 Other income                                                                                 163                           163
                                                                                                                    ----------------
 Loss before income taxes                                                                                              $ (4,919)
 Provision for deferred income tax                                                            -                             -
 benefit
 Minority interest                                                                            (43)                          (43)
                                                                                                                    ----------------
 Net loss                                                                                                              $ (4,962)
                                                                                                                    ================
 Segment assets (as of March 31, 2000)     $ 232,146       $  13,360          $ 4,327     $10,022                      $259,855
 Equity subsidiary investments
   (as of March 31, 2000)                                                                   4,235                         4,235
 Capital expenditures (net of asset
   sales)                                      1,811              16               29         -                           1,856

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)

NOTE 4 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly owned subsidiaries, except Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and 1999, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                                  March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                     $     16,541         $    4,262      $     -          $   20,803
Property and equipment
  (using full cost accounting)                          210,860             53,960            -             264,820
Investment in subsidiaries
 (equity method)                                         14,833                -          (14,833)              -
Other assets                                                                                 (934)
                                                         24,211                460                           23,737
                                                ------------------------------------------------------------------------------------
   Total assets                                    $    266,445         $   58,682      $ (15,767)       $  309,360
                                                ====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                $     16,583          $     615      $     -          $   17,198
Long-term liabilities                                   195,654             43,234           (934)          237,954
Shareholders' equity                                     54,208             14,833        (14,833)           54,208
                                                ------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $    266,445         $   58,682      $ (15,767)       $  309,360
                                                ====================================================================================

                                                               December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                    $    15,076         $    3,741       $  (2,601)        $   16,216
Property and equipment
  (using full cost accounting)                        211,159             54,036                            265,195
Investment in subsidiaries
 (equity method)                                       13,302                -           (13,302)               -
Other assets
                                                       24,189                510                             24,699
                                                ------------------------------------------------------------------------------------
   Total assets                                   $   263,726         $   58,287       $ (15,903)        $  306,110
                                                ====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                               $    16,442          $   3,185       $  (2,601)        $   17,026
Long-term liabilities                                 193,644             41,800                            235,444
Shareholders' equity                                   53,640             13,302         (13,302)            53,640
                                                ------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity     $   263,726         $   58,287       $ (15,903)        $  306,110
                                                ====================================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                                                  March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $     17,333          $    8,158       $   (98)         $   25,393
Expenses                                              17,279               5,693           (98)             22,874
                                        --------------------------------------------------------------------------------------------
Income before                                             54               2,465           -                 2,519
 Equity in net earnings of subsidiary                  1,531                 -          (1,531)                -
                                        --------------------------------------------------------------------------------------------
Income before income taxes                             1,585               2,465        (1,531)              2,519
Income tax provision                                      (5)               (934)          -                  (939)
                                        --------------------------------------------------------------------------------------------
  Net income                                    $      1,580          $    1,531       $(1,531)         $    1,580
                                        ============================================================================================

                                                                  March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $     11,256          $    1,928       $   (79)         $   13,105
Expenses                                              14,828               3,318           (79)             18,067
                                        --------------------------------------------------------------------------------------------
Loss before                                           (3,572)             (1,390)          -                (4,962)
 Equity in net loss of subsidiary                     (1,390)                -           1,390                 -
                                        --------------------------------------------------------------------------------------------
Loss before income taxes                              (4,962)             (1,390)        1,390              (4,692)
Income tax provision                                     -                   -             -                   -
                                        --------------------------------------------------------------------------------------------
  Net loss                                   $        (4,962)         $   (1,390)     $  1,390          $   (4,962)
                                        ============================================================================================

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Number          Description of Exhibit
------          -----------------------
3.1 & 4.1       Articles of Incorporation (Incorporated by reference to
                Registration Statement on Form S-18, File No. 33-30298-D)
3.2 & 4.2       Articles of Amendment to Articles of Incorporation (Incorporated
                by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3       Articles of Amendment to Articles of Incorporation (Incorporated
                by reference to Registration Statement on Form SB-2,
                File No. 33-66190)
3.4 & 4.4       Articles of Amendment to Articles of Incorporation (Incorporated
                by reference to Registration Statement on Form S-3,
                File No. 333-30453)
3.5 & 4.5       By-Laws,  as  Amended  (Incorporated  by  reference  to
                Registration Statement on Form SB-2, File No.  33-66190) 3.6 &
                4.6 Certificate of Designation of 1996 Series A Preferred  Stock
                (Incorporated  by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7       Amendment to Certificate of Designations for 1996 Series A
                Convertible Preferred Stock (Incorporated by reference to
                Registration Statement on Form S-3, File No. 333-30453)
3.8 & 4.8       Certificate of Designation for 1999 Series A 8% Convertible
                Preferred Stock (Incorporated by reference to Form 8-K,
                dated February 3, 1999, filed February 11, 1999)
4.9             Indenture  dated May 29, 1997 between  Magnum Hunter  Resources, the subsidiary guarantors named therein and First Union National
                Bank of North Carolina, as Trustee (Incorporated by reference to
                Registration Statement on Form S-4, File No. 333-2290)
4.10            Supplemental  Indenture  dated  January 27, 1999 between  Magnum
                Hunter  Resources,  the subsidiary  guarantors named therein and
                First  Union  National  Bank  of  North  Carolina,   as  Trustee
                (Incorporated  by reference to Form 10-K for the fiscal year-end
                December 31, 1998 filed April 14, 1999)
4.11            Form of 10% Senior Note due 2007 (Incorporated by reference to
                Registration Statement on Form S-4, File No. 333-2290)
10.1            Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources, Inc. and Bankers Trust
                Company, et al. (Incorporated by reference to Registration
                Statement on Form S-4, File No. 333-2290)
10.2            First Amendment to Amended and Restated Credit Agreement, dated
                April 30, 1997, between Magnum Hunter Resources, Inc. and
                Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File No. 333-2290)
10.3            Second Amendment to Amended and Restated Credit Agreement, dated
                April 30, 1997, between Magnum Hunter Resources,Inc. and Bankers
                Trust Company, et al (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.4            Third Amendment to Amended and Restated Credit Agreement, dated
                April 30, 1997, between Magnum Hunter Resources, Inc.
                and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.5            Employment Agreement for Gary C. Evans (Incorporated by
                reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.6            Employment Agreement for Matthew C. Lutz (Incorporated by
                reference to Form 10-K for the fiscal year-end
                December 31, 1999 filed March 30, 2000)
10.7            Employment Agreement for Richard R. Frazier (Incorporated by
                reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.8            Stock Purchase Agreement among Magnum Hunter Resources, Inc. and
                Trust Company of the West and TCW Asset Management Company, in the capacities described herein, TCW Debt and Royalty Fund IVB and TCW Debt and Royalty Fund IVC, dated as of December 6, 1996
                (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)

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

(B) Form 8-K's - None

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                              May 9, 2000
  -----------------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                                 May 9, 2000
  -----------------------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                          May 9, 2000
    ---------------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                         May 9, 2000
   --------------------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary