Form 10-Q
period 2000-06-30
MAGNUM HUNTER RESOURCES INC
filed 2000-08-14
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000
                                  ---- --- ----

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the Transition Period from .......... to ..........


                     Commission File Number..........1-12508


                          MAGNUM HUNTER RESOURCES, INC.
              Exact name of registrant as specified in its charter


         Nevada                                           87-0462881
--------------------------------              ---------------------------------
State or other jurisdiction of                 IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
                     Address of principal executive offices

                                 (972) 401-0752
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 20,115,819.

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

     On December 31, 1998, the Company through its 100% owned subsidiary, Bluebird Energy, Inc. ("Bluebird"), acquired natural gas reserves and associated assets in producing fields located in Oklahoma and Texas for approximately $25 million. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust. Bluebird is an "unrestricted subsidiary", as defined under certain credit agreements, and is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements.

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

     On December 1, 1999, the Company acquired a 50% ownership interest in the Madill Gas Processing Plant and its associated gathering system. This modern cryogenic plant includes 3,350 horsepower of high-speed compression and has gas-processing capacity of approximately 18,000 Mcf/d.

     On May 24, 2000, the Company and a major New York Stock Exchange listed company formed a new partnership, Mallard Hunter LP, to acquire certain oil and gas reserves from two of the Company's subsidiaries, including Bluebird. The Company is the general partner of the new limited partnership. The Company assigned approximately 20 billion cubic feet equivalent of proved producing reserves to the limited partnership, effective June 1, 2000, for a cash payment of approximately $23 million with a 35% reversionary interest upon predetermined partnership pay-out. The reserves assigned to the partnership are approximately 60% oil and 40% natural gas. The Company used the net proceeds received from the limited partnership to reduce commercial bank indebtedness on its two existing credit lines.

     On June 30, 2000, the holders of the Company's 1996 Series A Convertible Preferred Stock agreed to exchange the convertible preferred securities for (i) 900,000 warrants to purchase restricted common shares of the Company's stock at an exercise price of $5.25 per share with an expiration date of June 30, 2003 and (ii) payment of $10 million. The convertible preferred stock was transferred to the Company's wholly-owned subsidiary, Bluebird. The convertible preferred stock has a coupon rate of 8.75% per annum and is convertible into the Company's common stock at a conversion price of $5.25 per share (approximately 1.9 million shares of common stock). As a result of this exchange, the Company reduced its reported dividends to preferred stockholders by $144,000 for the three and six month periods ended June 30, 2000. Bluebird used an existing credit line with its commercial banks to acquire the $10 million preferred stock issue. It is the intent of Bluebird to re-market the preferred stock to a third party in the future.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit_of_production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV_10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write_down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's SEC PV-10 property valuation at June 30, 2000 exceeded the capitalized cost at that date. Significant downward revisions of quantity estimates or significant declines in oil and gas prices which are not offset by other factors could possibly result in write-down for impairment of oil and gas properties in the future.

Results of Operations for the Three Month Periods Ended June 30, 2000 and 1999

     The results of operations for the three month period ended June 30, 2000 included three months of operations for the Vastar and Madill acquisitions, while the corresponding period in 1999 included one month of the Vastar and none of the Madill acquisition. The 2000 interim period was also impacted by the sale of properties to Mallard Hunter LP effective June 1, 2000. Unless otherwise stated, the increases in the 2000 interim period over the 1999 period were substantially the result of these acquisitions and divestitures as well as the Company's successful drilling activities during the remainder of 1999 and the first half of 2000.

     Oil and natural gas sales were $23,594,000, a 77% increase over 1999 sales of $13,367,000. The Company sold 334,000 barrels of oil, a 12% increase over 1999 sales of 298,000 barrels. The Company sold 4,839,000 Mcf of natural gas, a 5% increase over 1999 sales of 4,594,000 Mcf. The price received for oil was $23.10 per barrel and for natural gas was $3.28 per Mcf in 2000 versus an oil price of $14.40 per barrel and a gas price of $1.98 per Mcf in 1999, representing a 60% increase in oil price and a 66% increase in gas price. Oil and natural gas production lifting costs increased 18% to $4,269,000 in 2000 while production taxes and other costs increased 54% to $2,642,000 in 2000 compared to 1999. The gross operating margin from oil and natural gas production was $16,683,000 in 2000, a 108% increase over the 1999 operating margin of $8,031,000. On an equivalent unit basis, the gross margin was $2.44 per Mcfe in 2000 versus $1.26 in 1999, a 94% increase. The sales price increased 64% to $3.45 per Mcfe in 2000 versus $2.10 per Mcfe while production lifting costs increased 9% to $0.62 per Mcfe in 2000 from $0.57 per Mcfe in 1999. Production taxes and other costs, including overhead, were $0.39 per Mcfe in 2000 versus $0.27 per Mcfe in 1999, a 44% increase. Total Mcfe sold increased 7% to 6,844,000 Mcfe in 2000 from 6,380,000 Mcfe in 1999.

     Gas gathering, marketing, and processing revenues were $4,414,000 in the 2000 period, a 138% increase from 1999 revenues of $1,851,000, principally as a result of the Dynegy acquisition and the increase in natural gas and natural gas liquids prices. Costs from these activities were $3,516,000 in 1999, a 169% increase from 1999 costs of $1,306,000. Gross operating margin was $898,000 in 2000 versus $545,000 in 1999, a 65% increase. Net gathering system throughput decreased 15% to 16,557 Mcf per day in 2000 compared to 19,453 Mcf per day in 1999 due to the sale of a gathering system in 1999. Net natural gas plant processing throughput was 17,864 Mcf per day in 2000 versus 16,145 Mcf per day in 1999, an 11% increase. The increase in net processing plant throughput was a result of the Dynegy acquisition completed in the fourth quarter of 1999 and was partially offset by a reduction in net throughput at the Company's McLean Plant due to a contractual payout that reduced the Company's portion of future net cash flow. During December 1999 the Company completed recoupment of its original investment in the McLean Plant and its share of operating income reverted to 50% from the 100% applicable during the recoupment period. Gross operating margin from gathering operations was $0.18 per Mcf of throughput for the 2000 period versus $0.17 for the 1999 period, a 6% increase. The gross operating margin from natural gas processing was $0.37 per Mcf of throughput in 2000 versus $0.15 per Mcf of throughput in 1999 due to more favorable processing economics as a result of higher natural gas liquids prices in the 2000 period.

     Revenues from oil field services and international sales were $278,000 in 2000 versus $141,000 in 1999. Operating costs increased to $135,000 in 2000 from $65,000 in 1999. The gross operating margin was $143,000 in 2000 versus $76,000 in 1999. Depreciation and depletion expense increased 2% to $5,566,000 in 2000 versus $5,467,000 in 1999. General and administrative expense was $1,317,000 in 2000, a 104% increase from 1999. Operating profit increased 327% to $10,847,000 in 2000 from $2,539,000 in 1999. Equity in earnings of affiliate, net of income tax, was a profit of $230,000 in 2000 versus a loss of $66,000 in 1999. Other income was $153,000 in 2000 versus $125,000 in 1999.

     Interest expense increased 16% to $5,691,000 in 2000 from $4,894,000 in 1999. The Company provided for deferred income taxes of $2,011,000 on income of $5,539,000 in 2000 versus no benefit on a loss of $2,296,000 in 1999. The Company reported net income applicable to common shares of $2,452,000, or $0.12 per common share, basic and $0.11 per common share, diluted, in 2000 versus a loss of $3,555,000, or $0.18 per common share, basic and diluted, in 1999. The Company recorded $1,076,000 in dividends on its preferred stock in 2000 versus $1,215,000 in 1999.

Results of Operations for the Six Month Periods Ended June 30, 2000 and 1999

     The results of operations for the six month period ended June 30, 2000, included six months of operations for the Vastar and Madill acquisitions, while the corresponding period in 1999 included only one month of the Vastar acquisition and none of the Madill acquisition. The 2000 interim period was also impacted by the sale of properties to Mallard Hunter L.P. effective June 1, 2000. Unless otherwise stated, the increases in the 2000 interim period over the 1999 period were substantially the result of these acquisitions and divestitures as well as the Company's successful drilling activities during the remainder of 1999 and the six months of 2000.

     Oil and natural gas sales were $44,959,000, an 82% increase over 1999 sales of $24,688,000. The Company sold 704,000 barrels of oil, a 21% increase over 1999 sales of 584,000 barrels of oil. The Company sold 9,833,000 Mcf of natural gas, an 8% increase over 1999 sales of 9,146,000 Mcf. The price received for oil was $22.38 per barrel and for natural gas was $2.97 per Mcf in 2000 versus an oil price of $12.70 per barrel and a gas price of $1.89 per Mcf in 1999, representing a 76% increase in oil price and a 57% increase in gas price. Oil and natural gas production lifting costs increased 30% to $8,885,000 in 2000 while production taxes and other costs increased 73% to $5,482,000 in 2000 compared to 1999. The gross operating margin from oil and natural gas production was $30,592,000 in 2000, a 108% increase over 1999 operating margin of $14,694,000. On an equivalent unit basis, the gross margin was $2.18 per Mcfe in 2000 versus $1.16 in 1999, an 88% increase. The sales price increased 64% to $3.20 per Mcfe in 2000 versus $1.95 per Mcfe while production lifting costs increased 17% to $0.63 per Mcfe in 2000 from $0.54 per Mcfe in 1999. Production taxes and other costs, including overhead, were $0.39 per Mcfe in 2000 versus $0.25 per Mcfe in 1999, a 56% increase. Total Mcfe sold increased 11% to 14,059,000 Mcfe in 2000 from 12,652,000 Mcfe in 1999.

     Gas gathering, marketing, and processing revenues were $8,244,000 in the 2000 period, a 137% increase from 1999 revenues of $3,477,000, principally as a result of the Dynegy acquisition and the increase in natural gas and natural gas liquids prices. Costs from these activities were $6,292,000 in 1999, a 144% increase from 1999 costs of $2,582,000. Gross operating margin was $1,952,000 in 2000 versus $895,000 in 1999, a 118% increase. Net gathering system throughput decreased 15% to 16,689 Mcf per day in 2000 compared to 19,546 Mcf per day in 1999 due to the sale of a gathering system in 1999. Net natural gas plant processing throughput was 18,167 Mcf per day in 2000 versus 15,618 Mcf per day in 1999, a 16% increase. The increase in net processing plant throughput was a result of the Dynegy acquisition completed in the fourth quarter of 1999 and was partially offset by a reduction in net throughput at the Company's McLean Plant due to a contractual payout that reduced the Company's portion of future net cash flow. During December 1999 the Company completed recoupment of its original investment in the McLean Plant and its share of operating income reverted to 50% from the 100% applicable during the recoupment period. Gross operating margin from gathering operations was $0.17 per Mcf of throughput in 2000 versus $0.16 in 1999, a 6% increase. The gross operating margin from natural gas processing was $0.42 per Mcf of throughput in 2000 versus $0.11 per Mcf of throughput in 1999 due to more favorable processing economics as a result of higher natural gas liquids prices in the 2000 period.

     Revenues from oil field services and international sales were $476,000 in 2000 versus $299,000 in 1999. Operating costs increased to $250,000 in 2000 from $136,000 in 1999. The gross operating margin was $226,000 in 2000 versus $163,000 in 1999. Depreciation and depletion expense increased nine percent to $11,537,000 in 2000 versus $10,615,000 in 1999. General and administrative expense was $2,271,000 in 2000, a 70% increase from 1999. Operating profit increased 399% to $18,986,000 in 2000 from $3,805,000 in 1999. Equity in earnings of affiliate, net of income tax, was a profit of $270,000 in 2000 versus a loss of $97,000 in 1999. Other income was $229,000 in 2000 versus $288,000 in 1999. Interest expense increased two percent to $11,427,000 in 2000 from $11,211,000 in 1999. The Company provided for deferred income taxes of $2,950,000 on income of $8,058,000 in 2000 versus no benefit on a loss applicable to common shares of $7,215,000 in 1999. The Company reported net income applicable to common shares of $2,814,000, or $0.14 per common share, basic and diluted, in 2000 versus a loss of $9,351,000, or $0.46 per common share, basic and diluted, in 1999. The Company recorded $2,294,000 in dividends on its preferred stock in 2000 versus $2,049,000 in 1999.

Liquidity and Capital Resources

     The Company has three principal operating sources of cash: (i) sales of crude oil and natural gas, (ii) revenues from gas gathering, processing, and marketing, and (iii) revenues from petroleum management and consulting services. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil and natural gas could result in reductions of both cash flow and the borrowing base under the Company's existing credit facilities, which would result in decreased funds available, including funds for capital expenditures.

     At December 31, 1998, the Company had repurchased 625,600 common shares of stock in the open market for approximately $1.9 million under the previously announced stock repurchase program of up to one million shares at a cost not to exceed $4 million. In 1999, the Company purchased an additional 601,472 shares of common stock for approximately $1.7 million. In April 2000, the Company announced a stock repurchase program whereby the Company or its affiliates are authorized to repurchase up to an additional five percent (5%) of Magnum Hunter's outstanding common stock. In May 2000, Bluebird purchased 129,032 shares of the Company's common stock for $500,000.

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

     On May 24, 2000, the Company and Bluebird sold properties to Mallard Hunter LP for approximately $23 million, of which approximately $10.7 million was attributable to Bluebird. Both the Company and Bluebird used these proceeds to repay senior bank indebtedness.

     On May 23, 2000, Bluebird's banks agreed to allow Bluebird to acquire 100% of the Company's existing 1996 Series A Convertible Preferred stock at liquidation value, or $10 million, and to purchase up to $500 thousand of the Company's common stock. At the same time, the banks lowered Bluebird's borrowing base to $41 million effective July 1, 2000 and to $38.5 million effective August 31, 2000. The bank agreement also provides that the Company may either re-market the 1996 Series A Convertible Preferred stock or raise additional equity in a substantially similar amount by October 1, 2000. The Company is currently exploring various ways to meet these conditions or alternatives that will be satisfactory to all parties. The Company believes that accommodations with the Bluebird lenders will be reached due to new reserve estimates, as of June 30, 2000, provided by Bluebird's third party engineering consultants. The Company believes that this agreement, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending budget plans in 2000.

     The Company's borrowing base under its revolving credit line with banks was $53 million at June 30, 2000, providing $8 million of additional borrowing capacity at that date. The Company believes that this availability, along with cash flow from operations, is sufficient to meet interest and dividend requirements in 2000 as well as to carry out its capital spending budget plans. The Company may also sell certain non-strategic oil and gas reserves to fund capital investment opportunities.

     For the six months ended June 30, 2000, the Company had a net decrease in cash of $983 thousand. The Company's operating activities provided net cash of $13.5 million, principally from operating income before depreciation and depletion. The Company was provided $7.9 million by investing activities, principally from proceeds from property sales of $25.1 million less additions to property of $14.1 million. Financing activities used $22.7 million of cash, principally for net repayments under the Company's and Bluebird's credit lines with banks and the purchase of the Company's preferred and common stock by Bluebird. The Company also paid $2,657,000 in dividends on preferred stock to such holders.

Capital Requirements

     For fiscal 2000, the Company has budgeted approximately $45 million for exploration and development activities, including approximately $23 million for participation in exploration projects in the shallow water area of the Gulf of Mexico. The Company is typically not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the credit facility (approximately $8.0 million available as of June 30, 2000) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest and dividend payments for the foreseeable future. In addition, Bluebird has availability under its own credit facility (non-recourse to the Company) of approximately $400 thousand as of June 30, 2000 on a borrowing base of $43.5 million. The Company believes that this availability, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending plans in 2000.

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

Inflation and Changes in Prices

     During 1999, the Company experienced an increase in prices for crude oil of 18% and for natural gas of 7% compared to the previous year. During the first six months of 2000, the price increase realized (before hedge effects) for crude oil was 110% and for natural gas was 75% compared to the six months of 1999. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's anticipated oil and gas production during the next 12 months.

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

Hedging Activity

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At June 30, 2000, the Company had the following open contracts:

       Type            Volume/Month          Duration           Avg. Price
   -------------     ----------------      --------------     ---------------
Oil
-----
       Swap...........  30,000 Bbl        Jul 00 - Dec 00               $17.60
       Collar.........  30,000 Bbl        Jul 00 - Sep 00       Floor - $18.00
                                                                Cap -   $24.00
       Collar.........  30,000 Bbl        Jul 00 - Sep 00       Floor - $18.00
                                                                Cap -   $24.65
       Collar.........  10,000 Bbl        Oct 00 - Dec 00       Floor - $19.00
                                                                Cap -   $26.21
Gas
-----
       Collar ........ 300,000 MMBtu      Jul 00 - Oct 00      Floor - $  1.80
                                                               Cap -   $  2.25

     Net gains and (losses) related to crude oil and natural gas derivative transactions for the three month periods ended June 30, 2000 and 1999 were ($2,589,000) and ($358,000), respectively, and for the six month periods ended June 30, 2000 and 1999 were ($4,502,000) and $1,085,000, respectively. At June
30, 2000, the unrealized loss from derivative transactions was $6,102,000. Based upon daily natural gas production and daily crude oil (including natural gas liquids) production at June 30, 2000, approximately 19% and 82%, respectively, of the Company's total daily production mix was subject to some form of hedging activity.

Interest Rate Swaps

     At June 30, 2000, the Company had the following open interest rate swap contract:

           Type                Notional Amount     Termination Date      Pay Rate              Receive Rate
---------------------------------------------------------------------------------------------------------------
  Pay Variable/Receive Fixed   $50,000,000           06/01/02            LIBOR + 3.69%          10% fixed
                                                                         from 06/01/00 to
                                                                         06/01/02

     Net gains from interest rate swaps at June 30, 2000 and 1999 were $48,000 and none for the three months, respectively, and were $153,000 and none for the six month periods, respectively. At June 30, 2000, the unrealized loss from interest rate derivative transactions was $934,000.

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

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established a new model for accounting for derivatives and hedging activities. SFAS No. 133, which will be effective for the Company's fiscal year 2001, requires that all derivatives be recognized on the balance sheet as either assets or liabilities and measured at fair value. The Statement also requires that changes in fair value be reported in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the effect of the adoption of the Statement on its consolidated financial position and results of operations.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                      June 30,                   December 31,
                                                                                        2000                         1999
                                                                                ---------------------------------------------------
ASSETS                                                                               (Unaudited)
Current Assets
         Cash and cash equivalents..............................................      $     582                  $    1,565
         Restricted cash .......................................................          2,077                       2,145
         Accounts receivable
              Trade, net of allowance of $166 for 2000 and 1999.................         15,688                      10,203
              Due from affiliates...............................................            261                          48
         Notes receivable from affiliate........................................          1,801                         902
         Current portion of long-term notes receivable, net of allowance of $790
           for 2000 and 1999....................................................             57                          57
         Prepaid and other......................................................          1,708                       1,296
                                                                                ----------------------------------------------------
               Total Current Assets.............................................         22,174                      16,216
                                                                                ----------------------------------------------------
Property, Plant, and Equipment
         Oil and gas properties, full cost method
               Unproved.........................................................          6,592                       3,567
               Proved...........................................................        335,384                     349,510
         Pipelines..............................................................         12,529                      12,462
         Other property.........................................................          2,123                       1,964
                                                                                ----------------------------------------------------
         Total Property, Plant and Equipment....................................        356,628                     367,503
               Accumulated depreciation, depletion, amortization and impairment.       (113,848)                   (102,308)
                                                                                ----------------------------------------------------
         Net Property, Plant and Equipment......................................        242,780                     265,195
                                                                                ----------------------------------------------------
Other Assets
         Deposits and other assets..............................................          6,566                       5,698
         Investment in unconsolidated affiliate.................................          6,155                       4,163
         Deferred tax asset ....................................................          9,825                      13,351
         Long-term notes receivable, net of imputed interest....................          1,772                       1,487
                                                                                ----------------------------------------------------
         Total Assets                                                                 $ 289,272                  $  306,110
                                                                                ====================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities.................................      $  14,588                  $   15,111
         Dividends payable......................................................            333                         552
         Suspended revenue payable..............................................          1,633                       1,357
         Current maturities of long-term debt...................................             18                           6
                                                                                ----------------------------------------------------
               Total Current Liabilities........................................         16,572                      17,026
                                                                                ----------------------------------------------------
Long-Term Liabilities
         Long-term debt -with  recourse, less current maturities................        185,030                    193,000
         Long-term debt - nonrecourse...........................................         40,600                     41,800
         Production payment liability...........................................            408                        460
Minority interest...............................................................            184                        184
Commitments and Contingencies
Stockholders' Equity
         Preferred  stock -  $.001  par  value;  10,000,000  shares  authorized,
           216,000 designated as Series A; 80,000 issued and outstanding,
           liquidation amount $0................................................            -                          -

         1,000,000 designated as 1996 Series A Convertible; 1,000,000 issued and outstanding at December 31, 1999, 1,000,000 purchased and held for remarketing by subsidiary at June 30, 2000,
           liquidation amount $10,000,000.......................................              1                          1
         50,000 designated as 1999 Series A 8% Convertible; 50,000 issued
           and outstanding, liquidation amount $50,000,000......................            -                          -
         Common Stock - $.002 par value; 100,000,000 shares authorized,
           21,738,320 shares issued.............................................             43                         43
         Additional paid-in capital.............................................        111,809                    121,815
         Accumulated other comprehensive income.................................         (1,372)                    (2,046)
         Accumulated deficit....................................................        (59,872)                   (62,542)
                                                                                ----------------------------------------------------
                                                                                         50,609                     57,271
Treasury stock, at cost (1,623,751 and 1,512,719 shares of common stock,
respectively)...................................................................         (4,131)                    (3,631)
                                                                                ----------------------------------------------------
Total Stockholders' Equity......................................................         46,478                     53,640
                                                                                ----------------------------------------------------
Total Liabilities and Stockholders' Equity......................................     $  289,272                  $ 306,110
                                                                                ====================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                -------------------------------------------------------------
                                                                  2000             1999              2000            1999
Operating Revenues:
  Oil and gas sales...........................................   $    23,594    $    13,367        $   44,959      $    24,688
  Gas gathering, marketing and processing.....................         4,414          1,851             8,244            3,477
  Oil field services and international sales .................           278            141               476              299
                                                                 -------------------------------------------------------------
        Total Operating Revenues..............................        28,286         15,359            53,679           28,464
                                                                 -------------------------------------------------------------
Operating Costs and Expenses:
  Oil and gas production lifting costs.........................        4,269          3,624             8,885            6,817
  Production taxes and other costs.............................        2,642          1,712             5,482            3,177
  Gas gathering, marketing and processing......................        3,516          1,306             6,292            2,582
  Oil field services and international sales...................          135             65               250              136
  Depreciation and depletion  .................................        5,566          5,467            11,537           10,615
  Gain on sale of assets  .....................................           (6)           -                 (24)             -
  General and administrative...................................        1,317            646             2,271            1,332
                                                                 -------------------------------------------------------------
        Total Operating Costs and Expenses.....................       17,439         12,820            34,693           24,659
                                                                 -------------------------------------------------------------
Operating Profit ..............................................       10,847          2,539            18,986            3,805
  Equity in earnings (loss) of affiliate, net of income tax ...          230            (66)              270              (97)
  Other income.................................................          153            125               229              288
  Interest expense.............................................       (5,691)        (4,894)          (11,427)         (11,211)
                                                                 -------------------------------------------------------------
Net Income (Loss) before income tax and minority interest......        5,539         (2,296)            8,058           (7,215)
  Provision for deferred income tax............................       (2,011)           -              (2,950)             -
                                                                 -------------------------------------------------------------
Net Income (Loss) before minority interest.....................        3,528         (2,296)            5,108           (7,215)
  Minority interest in subsidiary earnings.....................          -              (44)              -                (87)
                                                                 -------------------------------------------------------------
Net Income (Loss)..............................................        3,528         (2,340)            5,108           (7,302)
  Dividends Applicable to Preferred Stock .....................       (1,076)        (1,215)           (2,294)          (2,049)
                                                                 -------------------------------------------------------------
Income (Loss) Applicable to Common Shares......................  $     2,452    $    (3,555)       $    2,814      $    (9,351)
                                                                 =============================================================
Net Income (Loss)..............................................  $     3,528    $    (2,340)       $    5,108      $    (7,302)
Other Comprehensive Income (Loss), net of tax
  Unrealized Gain (Loss) on Investments .......................          497           (129)              674             (256)
                                                                 -------------------------------------------------------------
Comprehensive Income (Loss)....................................  $     4,025    $    (2,469)       $    5,782      $    (7,558)
                                                                 =============================================================
Income (Loss) per Common Share - Basic                           $      0.12    $     (0.18)       $     0.14      $     (0.46)
                                                                 =============================================================
Income (Loss) per Common Share - Diluted                         $      0.11    $     (0.18)       $     0.14      $     (0.46)
                                                                 =============================================================
Common Shares Used in Per Share Calculation...................
  Basic.......................................................    20,191,137     20,100,862        20,216,875       20,191,265
                                                                 =============================================================
  Diluted.....................................................    30,559,691     20,100,862        20,792,260       20,191,265
                                                                 =============================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                        Preferred Stock            Common Stock             Treasury Stock
                                                      Shares        Amount      Shares       Amount       Shares         Amount
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1999........................    1,130,000    $  1       21,738,320    $  43       (1,512,719)     $ (3,631)
  Purchase of preferred stock by subsidiary.........   (1,000,000)      -
  Exercise of employees' common stock options.......                                                          18,000           -
  Purchase of treasury stock........................                                                        (129,032)         (500)
  Dividends declared or accrued on preferred stock .
  Net income........................................
  Unrealized gain on investment.....................
                                                     -------------------------------------------------------------------------------
Balance at June 30, 2000............................      130,000    $  1       21,738,320    $  43       (1,623,751)     $ (4,131)
                                                     ===============================================================================

                                                               Additional       Accumulated Other
                                                                Paid-In          Comprehensive        Accumulated
                                                                Capital           Income (Loss)         Deficit
                                                        ------------------------------------------------------------
Balance at December 31, 1999........................           $ 121,815           $   (2,046)         $ (62,542)
  Purchase of preferred stock by subsidiary.........             (10,035)
  Exercise of employees' common stock options.......                  29
  Purchase of treasury stock........................
  Dividends declared or accrued on preferred stock..                                                      (2,438)
  Net income........................................                                                       5,108
  Unrealized gain on investment.....................                                      674
                                                        ------------------------------------------------------------
Balance at June 30, 2000............................           $ 111,809           $   (1,372)         $ (59,872)
                                                        ============================================================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                ---------------------------------------
                                                                                         2000          1999
                                                                                ---------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES:
            Net Income (loss).............................................             $  5,108       $ (7,302)
            Adjustments to reconcile net income (loss) to cash provided by
            (used for) operating activities:
                     Depreciation and depletion...........................               11,537         10,615
                     Amortization of financing fees.......................                  575          1,611
                     Deferred income taxes................................                2,950            -
                     Equity in unconsolidated affiliate...................                 (270)            97
                     Minority interest....................................                  -               87
                     Gain on sale of assets...............................                  (24)           -
                     Changes in certain assets and liabilities
                              Accounts and notes receivable...............               (5,698)        (3,114)
                              Other current assets........................                 (412)           486
                              Accounts payable and accrued liabilities....                 (247)        (3,830)
                                                                                ---------------------------------------
            Net Cash Provided By (Used In) Operating Activities...........               13,519         (1,350)
                                                                                ---------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of assets..................................               25,056            -
            Additions to property and equipment...........................              (14,080)       (40,825)
            Loan made for promissory note receivable......................               (1,414)          (473)
            Payments received on promissory note receivable...............                  230             66
            Investment in unconsolidated affiliate........................               (1,590)           -
                                                                                ---------------------------------------
            Net Cash Provided By (Used In) Investing Activities...........                7,872        (41,232)
                                                                                ---------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from the issuance of long-term debt and production payment          33,556         78,000
            Fees paid related to financing activities.....................                 (399)        (1,659)
            Payments of principal on long-term debt and production payment              (42,766)       (79,070)
            Payment of short-term notes payable...........................                  -           (2,000)
            Proceeds from issuance of preferred and common stock,
             net of offering costs........................................                   29         46,302
            Purchase of preferred stock by subsidiary.....................              (10,035)           -
            Purchase of treasury stock....................................                 (500)        (1,722)
            (Increase) Decrease in segregated funds for payment of notes payable             68           (517)
            Cash dividends paid...........................................               (2,657)          (438)
                                                                                ---------------------------------------
            Net Cash Provided By (Used In) Financing Activities...........              (22,704)        38,896
                                                                                ---------------------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................                 (983)        (3,686)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................                1,565          4,853
                                                                                ---------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................             $    582        $ 1,167
                                                                                =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest expense.....................................               11,075          9,654
                                                                                =======================================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2000 and 1999, the consolidated statement of stockholders' equity for the period ended June 30, 2000 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2000, results of operations for the three and six month periods, and changes in stockholders' equity and cash flows for the six month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-K for the Company. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which summarized the application of generally accepted accounting principles to revenue recognition in financial statements. The Company does not believe the adoption of Staff Accounting Bulletin 101 will have any impact on its consolidated financial position or results of operations since it already recognizes revenue when the earnings process is complete.

NOTE 2 - RECENT EVENTS

     On April 17, 2000, the Company announced a stock repurchase program whereby the Company or its affiliates are authorized to repurchase up to five percent (5%) of Magnum Hunter's outstanding common stock.

     On May 24, 2000, the Company entered into a strategic alliance with another entity and formed a new partnership, Mallard Hunter LP, to acquire certain oil and gas reserves from two of the Company's subsidiaries, including Bluebird. The Company is the general partner of the limited partnership. The Company assigned approximately 20 billion cubic feet equivalent of proved producing reserves to the limited partnership, effective June 1, 2000, for a cash payment of approximately $23 million with a 35% reversionary working interest upon predetermined partnership pay-out. The Company used the net proceeds received from this sale to the limited partnership to reduce commercial bank indebtedness on its two existing credit lines.

     On June 30, 2000, the holders of the Company's 1996 Series A Convertible Preferred Stock agreed to exchange the convertible preferred securities for 900,000 warrants to purchase restricted common shares of the Company's stock at an exercise price of $5.25 per share with an expiration date of June 30, 2003 and payment of $10 million. The convertible preferred stock was transferred to the Company's wholly-owned subsidiary, Bluebird. The convertible preferred stock has a coupon rate of 8.75% per annum and is convertible into the Company's common stock at a conversion price of $5.25 per share (approximately 1.9 million shares of common stock). As a result of this exchange, the Company reduced its reported dividends to preferred stockholders by $144,000 for the three and six month periods ended June 30, 2000. Bluebird used an existing credit line with its commercial banks to acquire the $10 million preferred stock issue. It is the intent of Bluebird to re-market the preferred stock to a third party in the future.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the basic and diluted earnings per share computations.

                                          Three Months Ended June 30, 2000

                                                                                                        Per Share
                                                                    Income             Shares             Amount
---------------------------------------------------------------------------------------------------------------------
                                       (Thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------
Basic EPS
     Income available to common stockholders......................   $  2,452           20,191           $ 0.12
                                                                                                        ========
Effect of Dilutive Securities
     Options......................................................        -                845
     Convertible Preferred stock..................................      1,000            9,524
                                                                   -----------------------------
Diluted EPS
     Income available to common stockholders and
        assumed conversions.......................................   $  3,452           30,560           $ 0.11
                                                                   -----------------------------        ========

     For the three months ended June 30, 1999, the Company incurred a loss per share of $0.18 basic and diluted, since the effect of dilutive securities was antidilutive to EPS.

                                           Six Months Ended June 30, 2000
                                                                                                        Per Share
                                                                        Income          Shares           Amount
------------------------------------------------------------------- ---------------- --------------- ----------------
                                       (Thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------
Basic EPS
     Income available to common stockholders......................    $  2,814           20,217           $ 0.14
                                                                                                        ==========
Effect of Dilutive Securities
     Options......................................................         -                575
                                                                    -----------------------------
Diluted EPS
     Income available to common stockholders and
        assumed conversions.......................................    $  2,814           20,792           $ 0.14
                                                                    -----------------------------       ==========

     For the six months ended June 30, 1999, the Company incurred a loss per share of $0.46 basic and diluted, since the effect of dilutive securities was antidilutive to EPS.

NOTE 4 - SEGMENT DATA

     The Company has three reportable segments. The Exploration and Production segment is engaged in exploratory and developmental drilling, and the acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing and Processing segment is engaged in the gathering, compressing and processing of raw natural gas from the wellhead, the purchase and resale of natural gas which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of three gas gathering systems and three natural gas liquids processing plants in three geographic areas that are aggregated as of June 30, 2000. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the three and six month periods ended June 30, 2000 and 1999 are as follows (in thousands):

                                                            Gas Gathering,
                                         Exploration &       Marketing &        Oil Field
   Three Months Ended June 30, 2000:     Production          Processing         Services      All Other   Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers.........   $  23,594          $  4,414          $   270        $    8      $              $ 28,286
Intersegment revenues...................                         4,323            1,602           -         (5,925)            -
Depreciation, depletion and
amortization ...........................       5,271               219               72             4                        5,566

Segment profit (loss)...................       9,958               562            1,297          (970)                      10,847
Equity earnings (losses) of affiliates..                                                          230                          230
Interest expense........................                                                       (5,691)                      (5,691)
Other income............................                                                          153                          153
                                                                                                                          ----------
Loss before income taxes................                                                                                  $  5,539
Provision for deferred income tax.......                                                        2,011                        2,011
Minority interest.......................                                                                                       -
                                                                                                                          ----------
Net income..............................                                                                                  $  3,528
                                                                                                                          ==========
Capital expenditures (net of asset
sales)..................................     (16,635)               54               83           -                        (16,498)

                                                          Gas Gathering,
                                         Exploration &     Marketing &      Oil Field
   Three Months Ended June 30, 1999:     Production        Processing       Services     All Other     Elimination     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........    $  13,367        $   1,851        $    141      $  -         $  -            $  15,359
Intersegment revenues...................         -              3,368           1,391         -         (4,759)               -
Depreciation, depletion and
amortization ...........................       5,251              163              49           4                           5,467

Segment profit (loss).................         2,052              321             821        (655)                          2,539
Equity earnings (losses) of affiliates..                                                      (66)                            (66)
Interest expense........................                                                   (4,894)                         (4,894)
Other income............................                                                      125                             125
                                                                                                                        ------------
Loss before income taxes................                                                                                $  (2,296)
Benefit for deferred income tax.........                                                      -                               -
Minority interest.......................                                                      (44)                            (44)
                                                                                                                        ------------
Net loss................................                                                                                $  (2,340)
                                                                                                                        ============
Capital expenditures (net of asset
sales)..................................   $  38,897        $      14        $    103      $  -                         $  39,014

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                                                         Gas Gathering,
                                         Exploration &    Marketing &      Oil Field
    Six Months Ended June 30, 2000:      Production        Processing      Services     All Other     Elimination      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........    $  44,959        $  8,244        $   468      $    8        $                $  53,679
Intersegment revenues...................                       7,696          3,271         -            (10,967)             -
Depreciation, depletion and
amortization ...........................      10,951             437            140           9                            11,537

Segment profit (loss).................        18,213           1,423          1,180      (1,830)                           18,986
Equity earnings (losses) of affiliates..                                                    270                               270
Interest expense........................                                                (11,427)                          (11,427)
Other income............................                                                    229                               229
                                                                                                                        ------------
Loss before income taxes................                                                                                $   8,058
Provision for deferred income tax.......                                                 (2,950)                           (2,950)
Minority interest.......................                                                                                      -
                                                                                                                        ------------
Net income..............................                                                                                $   5,108
                                                                                                                        ============
Capital expenditures (net of asset
sales)..................................     (11,202)             67            103          56                           (10,976)

                                                          Gas Gathering,
                                         Exploration &     Marketing &      Oil Field
    Six Months Ended June 30, 1999:      Production        Processing        Services     All Other     Elimination    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........    $  24,688         $ 3,477         $   299       $  -           $  -           $  28,464
Intersegment revenues...................         -             6,171           2,723          -           (8,894)              -
Depreciation, depletion and amortization      10,185             326              96            8                           10,615

Segment profit (loss).................         3,081             471           1,492       (1,239)                           3,805
Equity earnings (losses) of affiliates..                                                      (97)                             (97)
Interest expense........................                                                  (11,211)                         (11,211)
Other income............................                                                      288                              288
                                                                                                                        ------------
Loss before income taxes................                                                                                 $  (7,215)
Benefit for deferred income tax ........                                                      -                                -
Minority interest.......................                                                      (87)                             (87)
                                                                                                                        ------------
Net loss................................                                                                                 $  (7,302)
                                                                                                                        ============
Capital expenditures (net of asset
sales)..................................   $  40,708         $    30         $   132       $  -                          $  40,870

                                                         Gas Gathering,
                                         Exploration &     Marketing &     Oil Field
          As of June 30, 2000:            Production       Processing      Services       All Other     Elimination   Consolidated
          -- -- ---- --- -----            ----------       ----------      --------       --- -----     -----------   ------------
Segment assets..........................   $ 252,061        $ 17,893       $ 8,424         $10,894                     $ 289,272
Equity subsidiary investments...........                                                     6,155                         6,155

          As of June 30, 1999:
Segment assets..........................   $ 267,482         $13,507       $ 5,607         $10,216                      $296,812
Equity subsidiary investments...........                                                     4,169                         4,169

NOTE 5 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly-owned subsidiaries, except Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

     Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under certain of the Company's credit agreements. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of June 30, 2000 and December 31, 1999, and condensed consolidating statements of operations for the three and six months ended June 30, 2000 and 1999, were as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                     June 30, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................      $     16,859        $    5,315         $     -        $   22,174
Property and equipment
  (using full cost accounting)..............           196,634            46,146               -           242,780
Investment in subsidiaries
  (equity method)...........................            17,644               -             (17,644)            -
Investment in parent's preferred
   and  common stock........................               -              10,535           (10,535)            -

Other assets................................            26,381               584            (2,647)         24,318
                                                --------------------------------------------------------------------------
   Total assets.............................      $    257,518        $   62,580         $ (30,826)     $  289,272
                                                ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................      $     14,833        $    1,689         $     -         $  16,572
Long-term liabilities.......................           185,622            43,237            (2,647)        226,222

Shareholders' equity........................            57,013            17,644           (28,179)         46,478
                                                --------------------------------------------------------------------------
   Total liabilities and shareholders'
       equity...............................      $    257,518        $   62,580         $ (30,826)     $  289,272
                                                ==========================================================================

                                                   December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................      $    15,076         $    3,741         $  (2,601)      $   16,216
Property and equipment
  (using full cost accounting)..............          211,159             54,036               -            265,195
Investment in subsidiaries
 (equity method)............................           13,302                -             (13,302)             -
Other assets................................           24,189                510               -             24,699
                                                --------------------------------------------------------------------------

   Total assets.............................      $   263,726         $   58,287         $ (15,903)      $  306,110
                                                ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................      $    16,442         $    3,185         $  (2,601)      $   17,026
Long-term liabilities.......................          193,644             41,800               -            235,444
Shareholders' equity........................           53,640             13,302           (13,302)          53,640
                                                --------------------------------------------------------------------------
   Total liabilities and shareholders'
      equity................................      $   263,726         $   58,287         $ (15,903)      $  306,110
                                                ==========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                           Three Months Ended June 30, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
Amounts in Thousands                           Resources, Inc.       Energy, Inc.                      Resources, Inc.
                                             And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues...................................     $     17,907         $   10,494         $  (115)         $   28,286
Expenses...................................           16,893              5,969            (115)             22,747
                                                ----------------------------------------------------------------------
                                                       1,014              4,525             -                 5,539
Income before
 Equity in net earnings of subsidiary......            2,812                -            (2,812)                -
                                                ----------------------------------------------------------------------
Income before income taxes.................            3,826              4,525          (2,812)              5,539
Income tax provision.......................             (298)            (1,713)            -                (2,011)
                                                ----------------------------------------------------------------------
  Net income...............................     $      3,528         $    2,812        $ (2,812)         $    3,528
                                                ======================================================================


                                           Three Months Ended June 30, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
Amounts in Thousands                           Resources, Inc.       Energy, Inc.                      Resources, Inc.
                                             And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues...................................    $     12,255           $    3,167       $   (63)         $   15,359
Expenses...................................          14,635                3,127           (63)             17,699
                                              ----------------------------------------------------------------------
                                                     (2,380)                  40           -                (2,340)
Loss before
  Equity in net earnings of subsidiary.....              40                  -             (40)                -
                                              ----------------------------------------------------------------------
Loss before income taxes...................          (2,340)                  40           (40)             (2,340)
Income tax provision.......................             -                    -             -                   -
                                              ----------------------------------------------------------------------
  Net loss.................................    $     (2,340)          $       40       $   (40)         $   (2,340)
                                              ======================================================================



                                            Six Months Ended June 30, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
Amounts in Thousands                           Resources, Inc.       Energy, Inc.                      Resources, Inc.
                                             And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues...................................      $     35,240         $   18,652       $  (213)         $   53,679
Expenses...................................            34,172             11,622          (213)             45,621
                                                ----------------------------------------------------------------------
Income before                                           1,068              6,990           -                 8,058
 Equity in net earnings of subsidiary......             4,343                -          (4,343)                -
                                                ----------------------------------------------------------------------
Income before income taxes.................             5,411              6,990        (4,343)              8,058
Income tax provision.......................              (303)            (2,647)          -                (2,950)
                                                ----------------------------------------------------------------------
  Net income...............................      $      5,108         $    4,343      $ (4,343)         $    5,108
                                                ======================================================================



                                            Six Months Ended June 30, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
Amounts in Thousands                           Resources, Inc.       Energy, Inc.                      Resources, Inc.
                                             And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues...................................      $     23,511         $    5,095       $  (142)         $   28,464
Expenses...................................            29,463              6,445          (142)             35,766
                                                ----------------------------------------------------------------------
Loss before                                            (5,952)            (1,350)          -                (7,302)
 Equity in net loss........................            (1,350)               -           1,350                 -
                                                ----------------------------------------------------------------------
Income before income taxes.................            (7,302)            (1,350)        1,350              (7,302)
Income tax provision.......................               -                  -             -                   -
                                                ----------------------------------------------------------------------
  Net loss.................................      $     (7,302)        $   (1,350)      $ 1,350          $   (7,302)
                                                ======================================================================

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

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                            August 14, 2000
  ---------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                               August 14, 2000
   ---------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                        August 14, 2000
    ---------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                       August 14, 2000
   ------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary