Form 10-Q/A
period 2000-06-30
MAGNUM HUNTER RESOURCES INC
filed 2000-08-30
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q/A

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                ---------------------------------------
                                                                                         2000          1999
                                                                                ---------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES:
            Net Income (loss).............................................             $  5,108       $ (7,302)
            Adjustments to reconcile net income (loss) to cash provided by
            (used for) operating activities:
                     Depreciation and depletion...........................               11,537         10,615
                     Amortization of financing fees.......................                  575          1,611
                     Deferred income taxes................................                2,950            -
                     Equity in unconsolidated affiliate...................                 (270)            97
                     Minority interest....................................                  -               87
                     Gain on sale of assets...............................                  (24)           -
                     Changes in certain assets and liabilities
                              Accounts and notes receivable...............               (5,698)        (3,114)
                              Other current assets........................                 (412)           486
                              Accounts payable and accrued liabilities....                 (247)        (3,830)
                                                                                ---------------------------------------
            Net Cash Provided By (Used In) Operating Activities...........               13,519         (1,350)
                                                                                ---------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of assets..................................               25,056            -
            Additions to property and equipment...........................              (14,080)       (40,825)
            Loan made for promissory note receivable......................               (1,414)          (473)
            Payments received on promissory note receivable...............                  230             66
            Investment in unconsolidated affiliate........................               (1,590)           -
                                                                                ---------------------------------------
            Net Cash Provided By (Used In) Investing Activities...........                8,202        (41,232)
                                                                                ---------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from the issuance of long-term debt and production payment          33,556         78,000
            Fees paid related to financing activities.....................                 (399)        (1,659)
            Payments of principal on long-term debt and production payment              (42,766)       (79,070)
            Payment of short-term notes payable...........................                  -           (2,000)
            Proceeds from issuance of preferred and common stock,
             net of offering costs........................................                   29         46,302
            Purchase of preferred stock by subsidiary.....................              (10,035)           -
            Purchase of treasury stock....................................                 (500)        (1,722)
            (Increase) Decrease in segregated funds for payment of notes payable             68           (517)
            Cash dividends paid...........................................               (2,657)          (438)
                                                                                ---------------------------------------
            Net Cash Provided By (Used In) Financing Activities...........              (22,704)        38,896
                                                                                ---------------------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................                 (983)        (3,686)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................                1,565          4,853
                                                                                ---------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................             $    582        $ 1,167
                                                                                =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest expense.....................................               11,075          9,654
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

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                            August 30, 2000
  ---------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                               August 30, 2000
   ---------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                        August 30, 2000
    ---------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                       August 30, 2000
   ------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary