Form 10-Q
period 2000-09-30
MAGNUM HUNTER RESOURCES INC
filed 2000-11-14
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000
                                  ---- --- ----

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2000: 24,078,036.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 Magnum Hunter Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                                   September 30,                 December 31,
                                                                                        2000                         1999
                                                                                    (unaudited)
                                                                                -----------------------------------------------
ASSETS
Current Assets
         Cash and cash equivalents................................................  $    1,269                     $    1,565
         Restricted cash .........................................................       2,151                          2,145
         Accounts receivable
              Trade, net of allowance of $166 for 2000 and 1999...................      21,356                         10,203
              Due from affiliates.................................................         132                             48
         Notes receivable from affiliate..........................................         572                            902
         Current portion of long-term notes receivable, net of allowance of $790
                      for 2000 and 1999...........................................          57                             57
         Prepaid and other........................................................       1,443                          1,296
                                                                                -----------------------------------------------
               Total Current Assets...............................................      26,980                         16,216
                                                                                -----------------------------------------------
Property, Plant, and Equipment
         Oil and gas properties, full cost method
               Unproved...........................................................      12,354                          3,567
               Proved.............................................................     328,397                        349,510
         Pipelines................................................................      12,569                         12,462
         Other property...........................................................       2,277                          1,964
                                                                                -----------------------------------------------
         Total Property, Plant and Equipment......................................     355,597                        367,503
               Accumulated depreciation, depletion, amortization and impairment...    (119,248)                      (102,308)
                                                                                -----------------------------------------------
         Net Property, Plant and Equipment........................................     236,349                        265,195
                                                                                -----------------------------------------------
Other Assets
         Deposits and other assets, net of allowance of $76 and $78
           for 2000 and 1999 .....................................................       7,835                          5,698
         Investment in unconsolidated affiliate...................................       6,830                          4,163
         Deferred tax asset ......................................................       6,280                         13,351
         Long-term notes receivable, net of imputed interest......................       1,772                          1,487
                                                                                -----------------------------------------------
         Total Assets............................................................. $   286,046                    $   306,110
                                                                                ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities................................... $    22,778                     $   15,111
         Dividends payable........................................................         333                            552
         Suspended revenue payable................................................       1,748                          1,357
         Current maturities of long-term debt, with recourse......................          18                              6
                                                                                -----------------------------------------------
               Total Current Liabilities..........................................      24,877                         17,026
                                                                                -----------------------------------------------
Long-Term Liabilities
         Long-term debt, with recourse, less current maturities...................     171,525                        193,000
         Long-term debt, non recourse, less current maturities....................      37,500                         41,800
         Production payment liability.............................................         384                            460
         Minority interest........................................................         184                            184
Stockholders' Equity
         Preferred  stock -  $.001  par  value;  10,000,000  shares  authorized,
           216,000 designated as Series A; 80,000 issued and outstanding,
               liquidation amount $0..............................................         -                              -
          1,000,000 designated as 1996 Series A Convertible; 1,000,000 issued and outstanding at December 31, 1999, 1,000,000 purchased and held for remarketing by subsidiary at September 30, 2000,
              liquidation amount $10,000,000......................................           1                              1
           50,000 designated as 1999 Series A 8% Convertible; 50,000
              issued and outstanding, liquidation amount $50,000,000..............         -                              -
         Common Stock - $.002 par value; 100,000,000 shares authorized,
              21,755,262 and 21,738,320 shares issued, respectively...............          44                             43
         Additional paid-in capital...............................................     112,089                        121,815
         Accumulated other comprehensive loss.....................................        (430)                        (2,046)
         Accumulated deficit......................................................     (55,998)                       (62,542)
                                                                                -----------------------------------------------
                                                                                        55,706                         57,271
Treasury stock, at cost (1,567,151 and 1,512,719 shares of common stock,
  respectively)...................................................................      (4,130)                        (3,631)
                                                                                -----------------------------------------------
Total Stockholders' Equity........................................................      51,576                         53,640
                                                                                -----------------------------------------------
Total Liabilities and Stockholders' Equity........................................ $   286,046                    $   306,110
                                                                                ===============================================

 The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                --------------------------------------------------------------------
                                                                  2000            1999                2000          1999
                                                                --------------------------------------------------------------------
Operating Revenues:
   Oil and gas sales............................................   $   24,995       $    17,575        $    69,954      $    42,263
   Gas gathering, marketing and processing......................        5,300             2,039             13,544            5,516
   Oil field services and international sales...................          394               250                870              549
                                                                --------------------------------------------------------------------
   Total Operating Revenues.....................................       30,689            19,864             84,368           48,328
                                                                --------------------------------------------------------------------

Operating Costs and Expenses:
  Oil and gas production lifting costs..........................        3,456             4,235             12,341           11,052
  Production taxes and other costs..............................        3,004             2,327              8,486            5,504
  Gas gathering, marketing and processing.......................        4,266             1,442             10,558            4,024
  Oil field services and international sales....................          200                98                450              234
  Depreciation and depletion....................................        5,398             5,768             16,935           16,383
  Gain on sale of assets........................................           (4)             (228)               (28)            (228)
  General and administrative....................................        1,125               683              3,396            2,015
                                                                --------------------------------------------------------------------
  Total Operating Costs and Expenses............................       17,445            14,325             52,138           38,984
                                                                --------------------------------------------------------------------

Operating Profit ...............................................       13,244             5,539             32,230            9,344

  Equity in earnings (loss) of affiliate, net of income tax.....           92                (3)               362             (100)
  Other income..................................................          165                53                394              341
  Interest expense..............................................       (5,712)           (5,377)           (17,139)         (16,588)
                                                                --------------------------------------------------------------------

Net Income (Loss) before income tax and minority interest.......        7,789               212             15,847           (7,003)
  Provision for deferred income tax.............................       (2,915)              -               (5,865)             -
                                                                --------------------------------------------------------------------

Net Income (Loss) before minority interest......................        4,874               212              9,982           (7,003)
  Minority interest in subsidiary earnings......................          -                   1                -                (86)
                                                                --------------------------------------------------------------------

Net Income (Loss)...............................................        4,874               213              9,982           (7,089)

  Dividends Applicable to Preferred Stock.......................       (1,000)           (1,241)            (3,294)          (3,291)
                                                                --------------------------------------------------------------------

Income (Loss) Applicable to Common Shares.......................   $    3,874       $    (1,028)       $     6,688      $   (10,380)
                                                                ====================================================================

Net Income (Loss)...............................................   $    4,874       $       213        $     9,982      $    (7,089)

Other Comprehensive Income (Loss), net of tax
  Unrealized Gain (Loss) on Investments.........................          942              (258)             1,616             (514)
                                                                --------------------------------------------------------------------
Comprehensive Income (Loss).....................................        5,816       $       (45)       $    11,598      $    (7,603)
                                                                ====================================================================


Income (Loss) per Common Share - Basic                             $     0.19       $     (0.05)       $      0.33      $     (0.51)
                                                                ====================================================================
Income (Loss) per Common Share - Diluted                           $     0.15       $     (0.05)       $      0.31      $     (0.51)
                                                                ====================================================================

Common Shares Used in Per Share Calculation
  Basic.........................................................   20,130,815        20,114,261         20,187,955       20,165,315
                                                                ====================================================================
  Diluted.......................................................   32,788,409        20,114,261         31,139,950       20,165,315
                                                                ====================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     For the Period Ended September 30, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                          Preferred Stock               Common Stock              Treasury Stock
                                                        Shares       Amount         Shares       Amount       Shares          Amount
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1999..........................  1,130,000      $  1        21,738,320     $  43      (1,512,719)   $ (3,631)
  Purchase of preferred stock by subsidiary...........
  Exercise of employees' common stock options.........                                 16,942         1          74,600           1
  Purchase of treasury stock..........................                                                         (129,032)       (500)
  Dividends declared or accrued on preferred stock....
  Net income..........................................
  Unrealized gain on investment.......................
                                                      ------------------------------------------------------------------------------
Balance at September 30, 2000.........................  1,130,000      $  1        21,755,262     $  44      (1,567,151)   $ (4,130)
                                                      ==============================================================================

                                                                 Additional         Accumulated Other
                                                                  Paid-In            Comprehensive               Accumulated
                                                                  Capital                 Loss                     Deficit
                                                        -------------------------------------------------------------------------
Balance at December 31, 1999..........................           $ 121,815            $   (2,046)                 $ (62,542)
  Purchase of preferred stock by subsidiary...........             (10,035)
  Exercise of employees' common stock options.........                 309
  Purchase of treasury stock..........................
  Dividends declared or accrued on preferred stock....                                                               (3,438)
  Net income..........................................                                                                9,982
  Unrealized gain on investment.......................                                     1,616
                                                        -------------------------------------------------------------------------
Balance at September 30, 2000.........................           $ 112,089            $     (430)                 $ (55,998)
                                                        =========================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                -------------------------------------------
                                                                                       2000                   1999
                                                                                -------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)..................................................................  $  9,982                $ (7,089)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation and depletion.................................................    16,935                  16,383
        Amortization of financing fees.............................................       837                   1,852
        Decrease in reserve for doubtful accounts..................................        (2)                    -
        Deferred income taxes......................................................     5,865                     -
        Equity in unconsolidated affiliate.........................................      (362)                    100
        Minority interest..........................................................       -                        86
        Gain on sale of assets.....................................................       (28)                   (228)
        Changes in certain assets and liabilities
                Accounts and notes receivable......................................   (11,237)                 (5,763)
                Other current assets...............................................      (147)                    586
                Accounts payable and accrued liabilities...........................     8,058                   2,564
                                                                                -------------------------------------------
Net Cash Provided By Operating Activities..........................................    29,901                   8,491
                                                                                -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets.......................................................    43,609                   1,125
Additions to property and equipment................................................   (31,569)                (47,066)
Loan made for promissary note receivable...........................................    (1,414)                    -
Payments received on promissory note receivable....................................     1,459                    (523)
Investment in unconsolidated affiliate.............................................    (2,090)                    -
                                                                                -------------------------------------------
Net Cash Provided By (Used In) Investing Activities................................     9,995                 (46,464)
                                                                                -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt and production payment................    48,556                  86,000
Fees paid related to financing activities..........................................      (466)                 (1,791)
Payments of principal on long-term debt and production payment.....................   (74,395)                (87,886)
Payment of short-term notes payable................................................       -                    (2,000)
Proceeds from issuance of common and preferred stock, net of offering costs........       310                  46,334
Purchase of preferred stock by subsidiary..........................................   (10,035)                    -
Purchase of treasury stock.........................................................      (499)                 (1,722)
Increase in restricted cash for payment of notes payable...........................        (6)                   (963)
Cash dividends paid................................................................    (3,657)                 (2,958)
                                                                                -------------------------------------------
Net Cash Provided By (Used In) Financing Activities................................   (40,192)                 35,014
                                                                                -------------------------------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS..........................................      (296)                 (2,959)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................     1,565                   4,853
                                                                                -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................  $  1,269                 $ 1,894
                                                                                ===========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest expense...............................................  $ 14,390                 $12,178
                                                                                ===========================================

 The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2000 and 1999, the consolidated statement of stockholders' equity for the period ended September 30, 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2000, results of operations for the three and nine month periods, and changes in stockholders' equity and cash flows for the nine month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-K for the Company. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each Guarantor and Bluebird (See Note 7). Except for Bluebird, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

NOTE 2 - EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the basic and diluted earnings per share computations.

                                                                      Three Months Ended
                                          ----------------------------------------------------------------------------
                                                  September 30, 2000                      September 30, 1999
                                          ------------------------------------    ------------------------------------
                                                                   Per Share                               Per Share
                                            Income      Shares      Amount          Income      Shares      Amount
----------------------------------------- ----------- ----------- ------------    ------------ ---------- ------------
                                                             (Thousands, except per share amounts)
                                          ----------------------------------------------------------------------------
Basic EPS
   Income (loss) available to common
     stockholders.......................      $3,874      20,131       $ 0.19       $ (1,028)     20,114     $ (0.05)
                                                                     ==========                             ==========
Effect of Dilutive Securities
   Warrants.............................           -       1,234                           -           -
   Options..............................           -       1,899                           -           -
   Convertible Preferred stock..........       1,000       9,524                           -           -
                                        ------------------------------------------------------------------------------
Diluted EPS
   Income (loss)available to common
     stockholders and assumed
     conversions........................      $4,874      32,788       $ 0.15       $ (1,028)     20,114     $ (0.05)
                                        ==============================================================================

                MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                                                                       Nine Months Ended
                                          ----------------------------------------------------------------------------
                                                  September 30, 2000                      September 30, 1999
                                          ----------------------------------- -- -------------------------------------
                                                                  Per Share                                Per Share
                                            Income      Shares      Amount          Income      Shares      Amount
                                          ----------- ----------- -----------    ------------- ---------- ------------
                                                             (Thousands, except per share amounts)
                                          ----------------------------------------------------------------------------
Basic EPS
   Income (loss) available to common
     stockholders.......................      $6,688      20,188      $ 0.33       $ (10,380)     20,165     $ (0.51)
                                                                     ========                               ==========
Effect of Dilutive Securities
   Warrants.............................           -         411                           -           -
   Options..............................           -       1,017                           -           -
   Convertible Preferred stock..........       3,000       9,524                           -           -
                                          ----------------------------------------------------------------------------
Diluted EPS
   Income (loss) available to common
     stockholders and assumed
     conversions........................      $9,688      31,140      $ 0.31       $ (10,380)     20,165     $ (0.51)
                                          ============================================================================

NOTE 3 - HEDGING ACTIVITY

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and natural gas prices. At September 30, 2000, the Company had the following open contracts:

              Type             Volume/Month              Duration              Avg. Price
---------------------------------------------------------------------------------------------------
Oil
---
         Swap...........            30,000 Bbl        Oct 00 - Dec 00                    $17.60
         Collar.........            10,000 Bbl        Oct 00 - Dec 00            Floor - $19.00
                                                                                 Cap   - $26.21
         Collar.........            45,000 Bbl        Jan 01 - Jun 01            Floor - $25.00
                                                                                 Cap   - $33.50
         Collar.........            15,000 Bbl        Jan 01 - Jun 01            Floor - $25.00
                                                                                 Cap   - $35.50
         Collar.........            15,000 Bbl        Jan 01 - Jun 01            Floor - $25.00
                                                                                 Cap   - $36.80
Gas
---
         Collar ........           300,000 MMBtu          Oct 00                 Floor - $ 1.80
                                                                                 Cap   - $ 2.25

     Net losses related to crude oil and natural gas derivative transactions for the three month periods ended September 30, 2000 and 1999 were $4,308,000 and $2,087,000, respectively, and for the nine month periods ended September 30, 2000 and 1999 were $8,809,000 and $1,022,000, respectively. At September 30, 2000, the unrealized loss from derivative transactions was $2,708,000. Based upon daily natural gas production and daily crude oil (including natural gas liquids) production at September 30, 2000, approximately 19% and 43%, respectively, of the Company's total daily production mix was subject to some form of hedging activity.

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

Interest Rate Swaps

     At September 30, 2000, the Company had the following open interest rate swap contract:

           Type                 Notional Amount     Termination Date         Pay Rate              Receive Rate
----------------------------------------------------------------------------------------------------------------------
Pay Variable/Received Fixed      $50,000,000           06/01/02           LIBOR + 3.69%              10% fixed
                                                                         from 10/01/00 to
                                                                             06/01/02

     The Company recorded a loss of $89,000 on interest rate swaps for the three months ended September 30, 2000 and recorded a gain on interest rate swaps of $104,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the Company recorded a loss of $64,000 and a gain of $104,000, respectively. The gains and losses from interest rate swaps are included in interest expense for the appropriate periods. At September 30, 2000 the unrealized loss from interest derivative transactions was $835,000.

NOTE 4 - NEW ACCOUNTING STANDARD

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If those criteria are met, the instruments are treated as cash flow or fair value hedges under SFAS No. 133 creating volatility in equity through changes in other comprehensive income or net income due to the marking to market of the hedging contracts. We will adopt SFAS No. 133 on January 1, 2001.

     The Company is currently obligated to four crude oil derivatives and one interest rate derivative that extend beyond December 31, 2000. The Company is currently evaluating the effect of the adoption of the statement on its consolidated financial position and results of operations related to the crude oil derivatives. The Company's crude oil derivatives are expected to result in cash flow hedges, which require the Company to record the derivative assets or liabilities at fair value in the statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings. The Company continues to evaluate the impact of SFAS No. 133, as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment related to the crude oil derivatives on the Company's financial position and results of operations has yet to be determined. We have determined that the interest rate derivative will not qualify for treatment as a fair value hedge as defined in the statement. If the Company had adopted the statement on September 30, 2000, it would have recorded a liability of $835,000 on its balance sheet at that date representing the fair value of the interest rate derivative with a resulting charge to income of $543,000, net of income tax, as the cumulative effect of change in accounting method for the three and nine month periods ending September 30, 2000.

NOTE 5 - SUBSEQUENT EVENTS

     On October 17, 2000 public warrants for 3,174,600 common shares of the Company were exercised at a price of $6.50 per share, resulting in net proceeds of $20.6 million. On October 26, 2000 the Company announced the redemption of all remaining outstanding public warrants on the redemption date of December 5, 2000. There are presently outstanding a total of 7,337,550 warrants, and the redemption price is $0.01 per warrant. Each warrant is exercisable for the purchase of one share of common stock at the exercise price of $6.50 per share. The Company has agreed to use the first proceeds from the exercise of public warrants to redeem up to 25,000 shares of its 1999 Series A 8% convertible preferred stock with a liquidation value of $25,000,000.

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

NOTE 6 - SEGMENT DATA

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of three gas gathering systems and three natural gas liquids processing plants in three geographic areas that are aggregated as of September 30, 2000. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the periods ended September 30, 2000 and 1999 follows (in thousands):

                                                          Gas Gathering,
                                          Exploration &     Marketing &        Oil Field
 Three Months Ended September 30, 2000:    Production       Processing          Services     All Other   Elimination   Consolidated
 ----- ------ ----- --------- --- -----    ----------       ----------          --------     --- -----   -----------   ------------
Revenue from external customers.........   $  24,995         $   5,300          $    402      $   (8)      $    -       $ 30,689
Intersegment revenues...................                         5,386             1,424           -       (6,810)             -
Depreciation, depletion, amortization
and impairment..........................       5,095               220                78           5                       5,398

Segment profit (loss)...................      12,799               788               508        (851)                     13,244
Equity earnings (losses) of affiliates..                                                          92                          92
Interest expense........................                                                      (5,712)                     (5,712)
Other income............................                                                         165                         165
                                                                                                                        -----------
Income before income taxes..............                                                                                   7,789
Provision for deferred income tax.......                                                      (2,915)                     (2,915)
Minority interest.......................                                                                                     -
                                                                                                                        -----------
Net income..............................                                                                                 $ 4,874
                                                                                                                        ===========
Capital expenditures (net of asset
sales)..................................   $  (1,258)        $      40          $    154      $    -                     $(1,064)

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                                                         Gas Gathering,
                                          Exploration &   Marketing &     Oil Field
 Three Months Ended September 30, 1999:    Production     Processing      Services      All Other    Elimination    Consolidated
 ----- ------ ----- --------- --- -----    ----------     ----------      --------      --- -----    -----------    ------------
Revenue from external customers.........     $  17,575      $   2,039      $    250           -        $  -           $ 19,864
Intersegment revenues...................           -            4,041         1,762           -        (5,803)             -
Depreciation, depletion, amortization
and impairment .........................         5,563            148            51           6                          5,768

Segment profit (loss)...................         4,128            408           799         204                          5,539
Equity earnings (losses) of affiliates..                                                     (3)                            (3)
Interest expense........................                                                 (5,377)                        (5,377)
Other income............................                                                     53                             53
                                                                                                                    -------------
Income before income taxes..............                                                                                   212
Provision for deferred income tax.......                                                      -                            -
Minority interest.......................                                                      1                              1
                                                                                                                    -------------
Net income..............................                                                                              $    213
                                                                                                                    =============
Capital expenditures (net of asset
sales)..................................     $   5,930      $    (880)     $    104           -                       $  5,154

                                                          Gas Gathering,
                                          Exploration &    Marketing &      Oil Field
 Nine Months Ended September 30, 2000:    Production        Processing      Services      All Other     Elimination   Consolidated
 ---- ------ ----- --------- --- -----    ----------        ----------      --------      --- -----     -----------   ------------
Revenue from external customers.........   $  69,954         $  13,544       $   870       $   -          $   -         $  84,368
Intersegment revenues...................                        13,082         4,695           -          (17,777)            -
Depreciation, depletion, amortization
and impairment..........................      16,046               657           218            14                         16,935

Segment profit (loss)...................      31,012             2,211         1,688        (2,681)                        32,230
Equity earnings (losses) of affiliates..                                                       362                            362
Interest expense........................                                                   (17,139)                       (17,139)
Other income............................                                                       394                            394
                                                                                                                       -----------
Income before income taxes..............                                                                                   15,847
Provision for deferred income tax ......                                                    (5,865)                        (5,865)
Minority interest.......................                                                       -                              -
                                                                                                                       -----------
Net income..............................                                                                                    9,982
                                                                                                                       ===========
Capital expenditures (net of asset
sales)..................................   $ (12,460)        $     107       $   257       $    56        $   -         $ (12,040)

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                                                           Gas Gathering,
                                           Exploration &   Marketing &       Oil Field
 Nine Months Ended September 30, 1999:      Production     Processing        Services     All Other    Elimination    Consolidated
 ---- ------ ----- --------- --- -----      ----------     ----------        --------     --- -----    -----------    ------------
Revenue from external customers.........    $  42,263       $   5,516        $   549       $   -        $    -         $  48,328
Intersegment revenues...................          -            10,212          4,485           -         (14,697)            -
Depreciation, depletion, amortization
and impairment..........................       15,748             474            147            14                        16,383

Segment profit (loss)...................        7,209             879          2,541        (1,285)                        9,344
Equity earnings (losses) of affiliates..                                                      (100)                         (100)
Interest expense........................                                                   (16,588)                      (16,588)
Other income............................                                                       341                           341
                                                                                                                       -----------
Loss before income taxes................                                                                                  (7,003)
Provision for deferred income tax ......                                                                                     -
Minority interest.......................                                                       (86)                          (86)
                                                                                                                       -----------
Net loss................................                                                                               $  (7,089)
                                                                                                                       ===========
Capital expenditures (net of asset
sales)..................................    $  46,638       $    (850)       $   236       $   -                       $  46,024

                                                              Gas Gathering,
                                             Exploration &    Marketing &     Oil Field
       As of September 30, 2000:             Production        Processing      Services     All Other   Elimination   Consolidated
       -- -- --------- --- -----             ----------        ----------      --------     --- -----   -----------   ------------
Segment assets..........................      $ 236,684          $ 18,459      $ 18,046     $ 12,857                    $ 286,046
Equity subsidiary investments...........                                                       6,830                        6,830

       As of December 31, 1999:
       -- -- -------- --- -----
Segment assets..........................      $ 278,652          $ 12,416      $  4,252     $ 10,790                    $ 306,110
Equity subsidiary investments...........                                                       4,163                        4,163

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

NOTE 7 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly-owned subsidiaries, except Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under certain of the Company's credit agreements. The Company has concluded that separate financial statements related to the Guarantors are not included because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of September 30, 2000 and December 31, 1999, condensed consolidating statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed consolidating statements of cash flows as of September 30, 2000 and 1999 were as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                             September 30, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................      $    20,759         $    6,221        $    -          $   26,980
Property and equipment
  (using full cost accounting)..............          189,572             46,777             -             236,349
Investment in subsidiaries
  (equity method)...........................           21,139                -           (21,139)              -
Investment in parent's preferred and
  common stock..............................              -               10,535         (10,535)              -
Other assets................................           26,834                527          (4,644)           22,717
                                                -----------------------------------------------------------------------
   Total assets.............................      $   258,304         $   64,060        $(36,318)       $  286,046
                                                =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................      $    24,100         $      777        $    -          $   24,877
Long-term liabilities.......................          172,093             42,144          (4,644)          209,593
Shareholders' equity........................           62,111             21,139         (31,674)           51,576
                                                -----------------------------------------------------------------------
   Total liabilities and shareholders'
equity......................................      $   258,304         $   64,060        $(36,318)       $  286,046
                                                =======================================================================

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                                                        December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                         Magnum Hunter
                                               Resources, Inc.        Energy, Inc.                      Resources, Inc.
Amounts in Thousands                          And Guarantor Subs     (Non Guarantor)    Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................      $    15,076         $    3,741         $  (2,601)        $   16,216
Property and equipment
  (using full cost accounting)..............          211,159             54,036               -              265,195
Investment in subsidiaries
 (equity method)............................           13,302                -             (13,302)               -
Other assets................................           24,189                510               -               24,699
                                                -------------------------------------------------------------------------
   Total assets.............................      $   263,726         $   58,287         $ (15,903)        $  306,110
                                                =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................      $    16,442         $    3,185         $  (2,601)        $   17,026
Long-term liabilities.......................          193,644             41,800               -              235,444
Shareholders' equity........................           53,640             13,302           (13,302)            53,640
                                                -------------------------------------------------------------------------
   Total liabilities and shareholders'
     equity.................................      $   263,726         $   58,287         $ (15,903)        $  306,110
                                                =========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                          Three Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter            Bluebird                           Magnum Hunter
                                               Resources, Inc.         Energy, Inc.                        Resources, Inc.
 Amounts in Thousands                        And Guarantor Subs       (Non Guarantor)     Eliminations      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues...................................      $     19,309            $   11,476         $    (96)         $   30,689
Expenses...................................            16,792                 6,204              (96)             22,900
                                                ----------------------------------------------------------------------------
Income before..............................             2,517                 5,272              -                 7,789
 Equity in net earnings of subsidiary......             3,275                   -             (3,275)                -
                                                ----------------------------------------------------------------------------
Income before income taxes.................             5,792                 5,272           (3,275)              7,789
Provision for deferred income tax..........              (918)               (1,997)             -                (2,915)
                                                ----------------------------------------------------------------------------
  Net income...............................      $      4,874            $    3,275         $ (3,275)         $    4,874
                                                ============================================================================

                                              Three Months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter             Bluebird                         Magnum Hunter
                                               Resources, Inc.           Energy, Inc.                     Resources, Inc.
 Amounts in Thousands                         And Guarantor Subs       (Non Guarantor)    Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Revenues...................................      $     14,387            $    5,634         $  (157)         $   19,864
Expenses...................................            15,901                 3,907            (157)             19,651
                                                ---------------------------------------------------------------------------
Income (loss) before.......................            (1,514)                1,727             -                   213
 Equity in net earnings of subsidiary......             1,727                   -            (1,727)                -
                                                ---------------------------------------------------------------------------
Income before income taxes.................               213                 1,727          (1,727)                213
Provision for deferred income tax..........               -                     -               -                   -
                                                ---------------------------------------------------------------------------
  Net income...............................      $        213            $    1,727         $(1,727)         $      213
                                                ===========================================================================

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                                              Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter           Bluebird                             Magnum Hunter
                                               Resources, Inc.         Energy, Inc.                         Resources, Inc.
Amounts in Thousands                          And Guarantor Subs      (Non Guarantor)      Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Revenues...................................      $     54,549            $   30,128          $  (309)         $   84,368
Expenses...................................            50,964                17,866             (309)             68,521
                                                -----------------------------------------------------------------------------
Income before..............................             3,585                12,262              -                15,847
 Equity in net earnings of subsidiary......             7,618                   -             (7,618)                -
                                                -----------------------------------------------------------------------------
Income before income taxes.................            11,203                12,262           (7,618)             15,847
Provision for deferred income tax..........            (1,221)               (4,644)             -                (5,865)
                                                -----------------------------------------------------------------------------
  Net income...............................      $      9,982            $    7,618          $(7,618)         $    9,982
                                                =============================================================================

                                              Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter            Bluebird                           Magnum Hunter
                                               Resources, Inc.         Energy, Inc.                        Resources, Inc.
Amounts in Thousands                          And Guarantor Subs      (Non Guarantor)     Eliminations      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues...................................      $     37,898            $   10,729         $  (299)          $   48,328
Expenses...................................            45,364                10,352            (299)              55,417
                                                -----------------------------------------------------------------------------
Income (loss) before.......................            (7,466)                  377             -                 (7,089)
 Equity in net earnings of subsidiary......               377                   -              (377)                 -
                                                -----------------------------------------------------------------------------
Income (loss) before income taxes..........            (7,089)                  377            (377)              (7,089)
Provision for deferred income tax..........               -                     -               -                    -
                                                -----------------------------------------------------------------------------
  Net income (loss) .......................      $     (7,089)           $      377         $  (377)          $   (7,089)
                                                =============================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                                                 Nine Months Ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter           Bluebird                       Magnum Hunter
Amounts in Thousands                            Resources, Inc.         Energy, Inc.                    Resources, Inc.
                                               And Guarantor Subs      (Non Guarantor)   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........     $     16,747           $   13,154          $   -          $   29,901
Cash flow provided by investing activities...            8,133                1,862              -               9,995
Cash flow used by financing activities.......          (25,176)             (15,010)              (6)          (40,192)
                                             ---------------------------------------------------------------------------
Net increase (decrease) in cash..............             (296)                   6               (6)             (296)
Cash at beginning of period..................            1,565                2,145           (2,145)            1,565
                                             ---------------------------------------------------------------------------
Cash at end of period........................     $      1,269           $    2,151          $(2,151)       $    1,269
                                             ===========================================================================

                                                 Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter           Bluebird                          Magnum Hunter
                                                Resources, Inc.        Energy, Inc.                       Resources, Inc.
 Amounts in Thousands                          And Guarantor Subs     (Non Guarantor)     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........     $      3,774           $    4,717          $   -           $    8,491
Cash flow used by investing activities.......          (29,610)             (18,704)           1,850            (46,464)
Cash flow provided by financing activities...           22,877               14,950           (2,813)            35,014
                                             --------------------------------------------------------------------------------
Net increase (decrease) in cash..............           (2,959)                 963             (963)            (2,959)
Cash at beginning of period..................            4,853                  459             (459)             4,853
                                             --------------------------------------------------------------------------------
Cash at end of period........................     $      1,894           $    1,422          $(1,422)        $    1,894
                                             ================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
         -----------------------------------------------------------

     Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" section of this document for an explanation of these types of assertions. We use the terms "Magnum Hunter", "Company", "we", "us" and "our" to refer to Magnum Hunter Resources, Inc. and its consolidated subsidiaries. We also use the term "Bluebird" to refer to Bluebird Energy Inc., our wholly-owned subsidiary which is not a guarantor of our 10% senior notes.

Results of Operations
---------------------

     The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations.

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                        ------------------------------------------------------------
                                                         2000            1999            2000             1999
                                                        ------------------------------------------------------------
Oil and Gas Operations
----------------------
Reported Production:
   Oil (MBbls)......................................        294             352             998              937
   Gas (MMcf).......................................      4,779           5,130          14,611           14,276
   Oil and Gas (MMcfe)..............................      6,541           7,245          20,601           19,897
Underlying Production (*):
   Oil (MBbls)......................................        294             285             876              741
   Gas (MMcf).......................................      4,595           4,291          13,040           12,303
   Oil and Gas (MMcfe)..............................      6,358           6,002          18,294           16,751

   (*) Adjusted for the sale of  properties  in June and September 2000.

Average Sale Prices (after hedging)
   Oil (per Bbl)....................................    $ 21.31         $ 15.86         $ 22.07          $ 13.89
   Gas (per Mcf)....................................       3.92            2.34            3.28             2.05
   Oil and Gas (per Mcfe)...........................       3.82            2.43            3.40             2.12
Effect of hedging activities (per Mcfe).............    $ (0.66)        $ (0.29)        $ (0.43)         $ (0.05)
Lease Operating Expense (per Mcfe)
   Lifting costs....................................    $  0.53         $  0.58         $  0.60          $  0.56
   Production tax and other costs...................       0.46            0.32            0.41             0.28
Gross margin (per Mcfe).............................    $  2.83         $  1.53         $  2.39          $  1.29

Gas Gathering, Marketing and Processing Operations
---------------------------------------------------
Throughput Volumes (Mcf per day)
   Gathering........................................     16,424          17,387          16,600           18,818
   Processing.......................................     15,190          15,439          17,145           15,558
Gross margin (in thousands).........................    $ 1,034         $   597         $ 2,986          $ 1,492
   Gathering (per Mcf throughput)...................    $  0.17         $  0.11         $  0.17          $  0.14
   Processing (per Mcf throughput)..................       0.53            0.27            0.46             0.16

     For the third quarter of 2000, we reported net income of $4,874,000 compared to net income of $213,000 for the third quarter of 1999. Net income applicable to common shares was $3,874,000, or $0.19 per share-basic and $0.15 per share-diluted, for the third quarter of 2000. For the third quarter of 1999, we reported a net loss applicable to common shares of $1,028,000, or $0.05 per share basic and diluted. For the nine month period of 2000 we reported net income of $9,982,000 versus a net loss of $7,089,000 for the nine month period of 1999. Our net income applicable to common shares was $6,688,000, or $0.33 per share-basic and $0.31 per share-diluted for the nine months of 2000, versus a net loss applicable to common shares of $10,380,000, or $0.51 per share basic and diluted for the nine months of 1999. The improvements in these reported results are due to the following factors:

Oil and Gas Operations:
-----------------------

     PRODUCTION. For the third quarter of 2000, we reported oil production of 294 Mbbls (thousand barrels) and gas production of 4,779 Mmcf (million cubic feet), which represents a decline of 17% in oil and 7% in gas from the comparable quarter in 1999. This decline was primarily due to the sale of certain non-core oil and gas properties which took effect in June 2000 and September 2000. Excluding the production of these properties from both periods, our underlying oil production increased 3% to 294 Mbbls and our underlying gas production increased 7% to 4,595 Mmcf for the third quarter of 2000 compared to the third quarter of 1999. These increases were the result of the success of our drilling program offsetting normal production declines. For the nine months of 2000, our reported production was 998 Mbbls of oil and 14,611 Mmcf of gas, an increase of 7% and 2%, respectively, while our underlying production was 876 Mbbls of oil and 13,040 Mmcf of gas, an increase of 18% and 6%, respectively. These increases in reported and underlying production can be attributed in part to the success of our drilling programs and in part to the acquisition of properties from Vastar effective June 1999.

     PRICES. The increase in prices received for oil and gas was the most significant factor affecting net income for both the three and nine month periods in 2000. Prices realized during the third quarter of 2000 averaged $21.31 per barrel of oil and $3.92 per Mcf of gas. This represents a 57% increase, on a thousand cubic feet of gas equivalent (Mcfe) basis, over third quarter of 1999 average realized prices of $15.86 per barrel of oil and $2.34 per Mcf of gas. Average realized prices during the first nine months of 2000 were $22.07 per barrel of oil and $3.28 per Mcf of gas, a 60% increase on an Mcfe basis compared to $13.89 per barrel of oil and $2.05 per Mcf of gas realized during the 1999 period. The unit prices realized include the effects of hedging.

     From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the third quarter of 2000, hedging reduced the average price we received for oil by $8.90 per barrel and for gas by $0.35 per Mcf as compared to net decreases of $3.35 per barrel and $0.18 per Mcf for the third quarter of 1999. Hedging transactions for the first nine months of 2000 reduced the average price we received for oil by $6.26 per barrel and for gas by $0.17 per Mcf as compared to a net decrease of $1.51 per barrel and a net increase of $0.03 per Mcf for the comparable 1999 period.

     During the third quarter of 2000, we had approximately 19% of our natural gas production and 94% of our oil production hedged. For October 2000 we have 300,000 Mcf of gas hedged through cost-less collars with a price range of $1.80 to $2.25 per Mcf. Beginning November 1, 2000 we have no natural gas hedges for the remainder of 2000 or thereafter. For the fourth quarter of 2000, the amount of our oil hedged drops to approximately 43% of our current oil production at a weighted average price using cost-less collars of $17.94 to $19.75 per barrel. For the first six months of 2001 we have approximately 81% of our current oil production hedged using cost-less collars with a weighted average price range of $25.00 to $34.56 per barrel.

     OIL AND GAS REVENUES. Primarily as a result of higher realized prices, oil and gas revenues increased 42% to $24,995,000 compared to third quarter 1999 oil and gas revenues of $17,575,000. Oil and gas revenues for the first nine months of 2000 increased 66% to $69,954,000 as compared to $42,263,000 during the comparable 1999 period, also primarily because of an increase in realized prices received.

     LEASE OPERATING EXPENSE. We break out our lease operating expense into two components, lifting costs and production tax and other costs. For the third quarter of 2000, lifting costs, on a unit of production basis, were $0.53 per Mcfe as compared to $0.58 per Mcfe in the comparable period of 1999. The decrease in lifting costs per unit is attributable to the sale of properties with higher than average lifting costs as well as the addition through drilling of new gas production with lower than average lifting costs. Production tax and other costs were $0.46 per Mcfe during the third quarter of 2000 versus $0.32 per Mcfe during the corresponding period in 1999. This increase was caused primarily by higher production taxes and net profits interest expense due to higher oil and gas prices. For the nine month period in 2000, lifting costs were $0.60 per Mcfe versus $0.56 per Mcfe for the nine month period in 1999, primarily the result of the acquisition of properties with higher than average lifting costs in June 1999. Production tax and other costs were $0.41 per Mcfe for the nine months in 2000 versus $0.28 per Mcfe for the corresponding period in 1999. The increase is attributable to higher production taxes, net profits interest expense and overhead charges.

     GROSS MARGIN - OIL AND GAS. We define our gross margin for oil and gas operations as oil and gas revenue less lease operating expenses. For the third quarter of 2000, our gross margin was $18,535,000, or $2.83 per Mcfe, on a unit of production basis. For the third quarter of 1999, our gross margin was $11,013,000, or $1.53 per Mcfe. For the nine month period in 2000, our gross margin was $49,127,000, or $2.39 per Mcfe, versus $25,707,000, or $1.29 per
Mcfe, for the comparable period in 1999. In the case of both the three and nine month periods, the principal reason for the increase in our gross margin from oil and gas operations was the increase in the realized prices for oil and gas production.

Gas Gathering, Marketing and Processing Operations:
---------------------------------------------------

     THROUGHPUT VOLUMES. For the third quarter of 2000, our gathering system throughput was 16,424 Mcf per day versus 17,387 Mcf per day for the same quarter in 1999. This decline was due to normal production declines behind the systems. For the nine months in 2000, gathering system throughput was 16,600 Mcf per day versus 18,818 Mcf per day for the nine months of 1999. This decline was partly due to production declines and partly due to the sale of a gathering system in June of 1999. Gas processing throughput was 15,190 Mcf per day for the third quarter of 2000 versus 15,439 Mcf per day for the third quarter of 1999. For the nine months in 2000, gas processing throughput was 17,145 Mcf per day versus 15,558 Mcf per day for the nine months in 1999. The increase in throughput for the nine months in 1999 was the result of the acquisition of a processing plant in June of 1999.

     REVENUES. For the third quarter of 2000, revenues from gas gathering, marketing and processing were $5,300,000 versus $2,039,000 for the third quarter of 1999. For the nine months in 2000, revenues were $13,544,000 versus $5,516,000 for the nine months in 1999. The increase in revenues for the third quarter and nine month period in 2000 was primarily due to higher prices received for plant products and residue gas and the plant acquisition completed in 1999.

     GROSS MARGIN. The gross margin we realized from gathering, marketing and processing for the third quarter of 2000 was $1,034,000 versus $597,000 for the third quarter of 1999. Gathering margin was $0.17 per Mcf in 2000 versus $0.11 per Mcf in 1999 due to an increase in marketing spreads. Processing margin was $0.53 per Mcf for the third quarter of 2000 versus $0.27 per Mcf for the same quarter in 1999 due to higher prices for plant products. For the nine months in 2000, gross margin was $2,986,000 versus $1,492,00 for the nine months in 1999. Gathering margin was $0.17 per Mcf and processing margin was $0.46 per Mcf for the nine months in 2000 versus gathering margin of $0.14 per Mcf and processing margin of $0.16 per Mcf for the 1999 period. The increase in these margins in 2000 was due to greater marketing spreads and higher prices for plant products.

Oil Field Services:
-------------------

     Revenues from oil field services for the third quarter of 2000 were $394,000 versus $250,000 for the third quarter of 1999, due to an increase in operating services provided to third party clients. The gross margin for the third quarter of 2000 was $194,000 versus $152,000 for the third quarter of 1999. For the nine months of 2000, revenues were $870,000 versus $549,000 for the corresponding period in 1999, due to an increase in third party clients. Gross margin for the nine month periods of 2000 and 1999 were $420,000 and $315,000, respectively.

Total Operating Revenues:
-------------------------

     Our total operating revenues for the third quarter of 2000 were $30,689,000 versus $19,864,000 for the third quarter of 1999, an increase of 54%. For the nine months of 2000, our total operating revenues were $84,368,000 versus $48,328,000 for the corresponding period in 1999, an increase of 75%. For both periods in 2000, revenues were higher primarily due to higher realized prices for oil, gas and plant products.

Other Income and Expenses:
--------------------------

     DEPRECIATION AND DEPLETION. For the third quarter of 2000, our depreciation and depletion expense was $5,398,000, or $0.83 per Mcfe of production versus $5,768,000, or $0.80 per Mcfe of production in the third quarter of 1999. The depletion rate per Mcfe was slightly higher in the 2000 period due to capital costs incurred on our Gulf of Mexico exploration projects. For the nine months of 2000, depreciation and depletion expense was $16,935,000, or $0.82 per Mcfe of production versus $16,383,000, or $0.82 per Mcfe for the nine months of 1999.

     GAIN ON SALE. For the third quarter of 2000, we recorded a gain on sale of assets of $4,000 versus a gain on sale of assets of $228,000 for the similar period in 1999. For the nine months of 2000 and 1999, we recorded gains on sale of assets of $28,000 and $228,000, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSE. Our G&A expense was $1,125,000 for the third quarter of 2000 versus $683,000 for the third quarter of 1999, an increase of 65%. This increase was due to higher salary and benefits, office rent, franchise taxes and other costs. Our employee headcount grew 8% when comparing the two periods.

     For the nine months of 2000, our G&A expense was $3,396,000 versus $2,015,000 for the corresponding period in 1999, an increase of 69% due to the same reasons that affected the quarterly change.

     OPERATING PROFIT. Our operating profit for the third quarter of 2000 was $13,244,000 versus $5,539,000 for the third quarter of 1999, an increase of 139%. For the nine months in 2000, our operating profit was $32,230,000 versus a nine month operating profit of $9,344,000 in 1999, an increase of 245%.

     EQUITY IN EARNINGS OF AFFILIATE. We recorded equity in affiliate earnings of $92,000 for the third quarter of 2000 versus a loss of $3,000 for the third quarter of 1999. For the nine month period in 2000, we recorded equity in earnings of affiliate of $362,000 versus a loss of $100,000 for the nine months of 1999. In both periods of 2000, the increase was due to increased net earnings from gas marketing profits of the affiliate.

     OTHER INCOME. Other income was $165,000 for the third quarter of 2000 versus $53,000 for the third quarter of 1999. For the nine months in 2000, other income was $394,000 versus $341,000 for the nine months in 1999. In both cases the increase was due to an increase in interest income.

     INTEREST EXPENSE. For the third quarter of 2000, interest expense was $5,712,000 versus $5,377,000 for the same period in 1999, due to higher rates on our LIBOR-based senior bank credit lines and the effect of an interest rate swap. Our interest expense for the nine month period in 2000 was $17,139,000 versus $16,588,000 for the corresponding period in 1999. The reasons for this increase are the same as for the quarterly periods.

     PROVISION FOR DEFERRED INCOME TAXES. We provided for deferred income taxes of $2,915,000 on pretax income of $7,789,000 in the third quarter of 2000, versus no tax provision on pretax income of $212,000 in the third quarter of 1999. For the nine months in 2000, we made a provision for deferred income taxes of $5,865,000 on pretax income of $15,847,000. For the nine months in 1999, we did not provide any deferred tax benefits on a pretax loss of $7,003,000 because of uncertainty at that time in our ability to realize additional tax benefits on our net operating losses in the future.

     DIVIDENDS APPLICABLE TO PREFERRED STOCK. We paid $1,000,000 in dividends on our preferred stock during the third quarter of 2000 versus $1,241,000 during the third quarter of 1999. The reduction is due to Bluebird's acquisition of 100% ($10,000,000) of our 1996 Series A Convertible preferred stock on June 30, 2000. For the nine month periods in 2000 and 1999, we paid preferred dividends of $3,294,000 and $3,291,000, respectively.

Liquidity and Capital Resources
-------------------------------

     CASH FLOW AND WORKING CAPITAL. Net cash flow provided by operating activities for the nine month period in 2000 was $29,901,000 and for the nine month period in 1999 was $8,491,000. The substantial increase in our operating cash flows is primarily the result of higher realized oil and gas prices. Our net working capital position at September 30, 2000 was $2,103,000. On that date, Magnum Hunter also had available $18,500,000 under its senior bank credit line, and Bluebird had $3,500,000 available under its senior bank credit line.

     CAPITAL EXPENDITURES AND INVESTMENTS. Net cash flow provided by investing activities was $9,995,000 for the nine month period in 2000. We realized proceeds of $43,609,000 from the sale of non-core assets during the nine months, of which approximately $11,893,000 was attributable to Bluebird. Both the Company and Bluebird used these proceeds to repay senior bank indebtedness. We made capital expenditures of $31,569,000 under our capital budget during the nine months, of which $10,051,000 is attributable to Bluebird. Our capital budget is discussed further below. Additionally, we made investments in two unconsolidated affiliates totaling $2,090,000 and advanced funds totaling $1,414,000 under promissory notes receivable. We received payments on promissory notes receivable totaling $1,459,000 during the nine months.

     FINANCING ACTIVITIES. Net cash flow used in financing activities was $40,192,000 for the nine months of 2000. We borrowed a total of $48,556,000 under our senior bank credit lines of which $11,500,000 was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $74,395,000, of which $15,800,000 was attributable to Bluebird. We received $310,000 from the exercise of employee stock options. We also paid $466,000 of fees related to financing activities, of which $175,000 was attributable to Bluebird. Bluebird also spent $10,534,000 to acquire Magnum Hunter preferred and common stock.

     BLUEBIRD'S CAPITAL RESOURCES. On May 23, 2000, Bluebird's commercial banks agreed to allow it to acquire 100% of Magnum Hunter's 1996 Series A convertible preferred stock at liquidation value, or $10 million, and to purchase up to $500 thousand of Magnum Hunter's common stock. Effective July 1, 2000, the commercial banks set Bluebird's borrowing base under its senior credit line at $41 million with provision to reduce the borrowing base to $38.5 million effective November 4, 2000. The bank agreement also provides that Bluebird may either re-market the 1996 Series A convertible preferred stock or raise additional equity in a substantially similar amount by December 1, 2000. Bluebird is currently exploring various ways to meet these financial conditions or alternatives that will be satisfactory to all parties. Additionally, we believe that Bluebird's commercial banks will be willing to reestablish its borrowing base to at least the $41 million level based on reserve estimates as of June 30, 2000 provided by Bluebird's third party engineering consultants. As of September 30, 2000, Bluebird's borrowings under the senior credit line were $37.5 million. We believe that this bank credit line, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as carry out its capital spending budget plans through the remainder of 2000 and through 2001.

     MAGNUM HUNTER'S CAPITAL RESOURCES. Our borrowing base under our senior bank credit line was $50 million at September 30, 2000 and our borrowings under this line were $31.5 million on that date. On October 17, 2000, ONEOK Resources Company exercised 100% of their public warrant shares (3,174,600 shares) of Magnum Hunter at an exercise price of $6.50 per share, resulting in net proceeds to us of $20.6 million. This increased their ownership interest in Magnum Hunter to approximately 38%. In addition, another company exercised 450,000 restricted common stock purchase warrants of Magnum Hunter resulting in net proceeds to us of $2.4 million. We used the proceeds from these two equity transactions to reduce our borrowing under our senior bank credit line. On October 26, 2000, we announced the redemption of all remaining outstanding public warrants on the redemption date of December 5, 2000. There are presently outstanding a total of 7,337,550 warrants, each exercisable for the purchase of one share of common stock at the exercise price of $6.50 per share. If all of the warrants are exercised, we would realize net proceeds of approximately $47.7 million. Under an agreement we made with ONEOK Resources Company, we promised to utilize the first proceeds received from the exercise of any public warrants to redeem up to 25,000 shares, or 50%, of our 1999 Series A 8% convertible preferred stock owned by ONEOK. If all 25,000 shares were redeemed, we would pay ONEOK approximately $30.5 million, which includes a redemption premium of $5.5 million. The redemption premium would be treated as a dividend paid on preferred stock during the fourth quarter of 2000. The net cash proceeds after exercising the warrants and redeeming the preferred stock would be used to further reduce our borrowings under our senior bank credit line.

     BUDGETED CAPITAL EXPENDITURES AND LONG-TERM FINANCING. For the year 2000, we have increased our capital expenditure budget to approximately $65 million from the previously reported $45 million level. The new budget includes approximately $41 million for participation in exploration projects in the shallow water area of the Gulf of Mexico. Most of the risk capital on the offshore program has already been expended earlier in the year and the larger budget is specifically dedicated for completion of wells and the fabrication of production platform facilities for the Gulf of Mexico. We are currently evaluating a capital expenditures budget for 2001. Based upon our anticipated production levels and oil and gas prices, we believe that our cash flow from operations, existing working capital and availability under our senior bank credit lines will be sufficient to meet interest payments and to fund the current and expected capital expenditures budgets for 2000 and 2001.

     FORWARD-LOOKING STATEMENTS. This Form 10-Q and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words "expect", "project", "estimate", "believe", anticipate, "intend", "budget", "plan", "forecast", "predict" and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

     All forward-looking statements attributable to Magnum Hunter Resources, Inc. are expressly qualified in their entirety by this cautionary statement.

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

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                           November 14, 2000
  ---------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                              November 14, 2000
   ---------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                       November 14, 2000
    ---------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                      November 14, 2000
   ------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary