Form 10-Q/A
period 2000-06-30
MAGNUM HUNTER RESOURCES INC
filed 2000-11-30
CIK 854271

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

10.9            Purchase and Sale Agreement, dated February 27, 1997 among
                Burlington Resources Oil and Gas Company, Glacier Park
                Company and Magnum Hunter Production, Inc. (Incorporated by
                reference to Form 8-K, dated April 30, 1997, filed May 12, 1997)
10.10           Purchase and Sale Agreement between Magnum Hunter Resources,
                Inc. , NGTS, et al., dated December 17, 1997 (Incorporated by reference to Form 8-K, dated December 17, 1997, filed
                December 29, 1997)
10.11           Purchase and Sale Agreement dated November 25, 1998 between
                Magnum Hunter Production, Inc. and Unocal Oil Company of
                California (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.12           Stock Purchase Agreement dated February 3, 1999 between ONEOK
                Resources Company and Magnum Hunter Resources, Inc.
                (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11, 1999)
10.13*          Agreement of Limited Partnership of Mallard Hunter LP, dated
                May 23, 2000
27*             Financial Data Schedule

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