Form 10-K/A
period 1999-12-31
MAGNUM HUNTER RESOURCES INC
filed 2001-03-29
CIK 854271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

       (Mark one)
       [X] Annual  Report  pursuant  to  Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 For the fiscal year ended December 31, 1999

       [ ] Transition  Report  pursuant to Section 13 or 15(d) of the Securities
         Exchange  Act of 1934 For the  transition  period  from  __________  to
         ___________ .


                           Commission File No. 1-12508

                          MAGNUM HUNTER RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                           87-0462881
         ------                                           -----------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                           Identification No.)


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
           -----------------------------------------------------------
               (Address of principal executive offices) (zip code)


       Registrant's telephone number, including area code: (972) 401-0752

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
     Common Stock ($.002 par value)          American Stock Exchange
     ------------------------------          -----------------------
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

     The number of shares outstanding of the registrant's common stock at March 27, 2000 was 19,699,086.

                                TABLE OF CONTENTS

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1.    Business...............................................................................................1
            The Company...........................................................................................1
            Business Strategy ....................................................................................2
            Properties ...........................................................................................3
            Development and Exploration Activities ...............................................................8
            Gathering and Processing of Gas .....................................................................10
            Marketing of Production .............................................................................11
            Petroleum Management and Consulting Services ........................................................12
            Competition..........................................................................................12
            Regulation ..........................................................................................12
            Employees ...........................................................................................15
            Facilities ..........................................................................................15
            Risk Factors.........................................................................................15
Item 2.    Description of Properties.............................................................................22
            Oil and Gas Reserves ................................................................................22
            Oil and Gas Production, Prices and Costs ............................................................24
            Drilling Activity ...................................................................................25
            Oil and Gas Wells ...................................................................................26
            Oil and Gas Acreage .................................................................................26
Item 3.    Legal Proceedings.....................................................................................27
Item 4.    Submission of Matters to a Vote of Security Shareholders..............................................27

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..............................................28
Item 6.    Selected Financial Data...............................................................................29
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................39
Item 8.   Financial Statements and Supplementary Data...........................................................F-1
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure...................42

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................................42
Item 11.  Executive Compensation.................................................................................47
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................49
Item 13.  Certain Relationships and Related Transactions.........................................................50
          Glossary...............................................................................................51
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.........................................53

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain  statements  in this Form 10-K under "Item 1.  Business,"  "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Magnum Hunter Resources, Inc. and its subsidiaries (collectively, the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy and other factors referenced in this Form 10-K.

Item 1.           Business

The Company

     Magnum Hunter Resources, Inc., a Nevada corporation ("Magnum Hunter" or the "Company"), is an independent energy company engaged in the exploration, exploitation and development, acquisition and operation of oil and gas properties with a geographic focus in the Mid-Continent Region, the Permian Basin and the Gulf Coast/Gulf of Mexico. In December 1995, the Company consummated the acquisition of all of the subsidiaries of Hunter Resources, Inc., a Pennsylvania corporation, and the management of Hunter Resources, Inc. assumed operating control of the Company. The new management team implemented a business strategy that emphasized acquisitions of long-lived Proved Reserves with significant exploitation and development opportunities where the Company generally could control the operations of the properties. As part of this strategy, from 1996 through 1999, the Company acquired properties from Burlington Resources Inc. ("Burlington"), Spirit Energy 76 ("Spirit 76"), a business unit of Union Oil Company of California, and Vastar Resources, Inc. ("Vastar"). In addition to its focus on selected exploratory drilling prospects in the Gulf of Mexico as described below, the Company intends to continue to concentrate its efforts on additional producing property acquisitions strategically located in its geographic area of operations and on its substantial inventory of exploitation and development drilling opportunities. The Company has identified over 350 development drilling locations (including both production and injection wells) on its properties to which proved reserves have been attributed, substantially all of which are low-risk in-fill drilling opportunities.

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

     At December 31, 1999, the Company had an interest in 3,100 wells and had estimated Proved Reserves of 383.2 Bcfe with a PV-10 of $370.1 million. Approximately 74% of these reserves were Proved Developed Reserves and 48% were attributable to the Mid-Continent Region, 47% were attributable to the Permian Basin, and 5% were attributable to the Gulf Coast/Gulf of Mexico Region. At December 31, 1999, the Company's Proved Reserves had an estimated Reserve Life of approximately 14 years and were 60% natural gas. The Company serves as operator for approximately 73% of its properties, based on the gross number of producing wells in which the Company owns an interest and 89% of its properties, based upon the year-end SEC PV-10 value.

     As a result of its property acquisitions and successful drilling activities during 1999, the Company has achieved growth as described below:

     o Proved Reserves increased 19% to 383.2 Bcfe at year end 1999 from 323.2 Bcfe at year end 1998;

     o PV-10 increased 106% to $370.1 million at year end 1999 from $179.4 million at year end 1998; and

     o Average daily production increased 28% to 73.7 MMcfe during fiscal 1999 from 57.4 MMcfe in fiscal 1998

Recent Acquisition

     In June 1999, Magnum Hunter closed the acquisition of oil and gas reserves and related assets from Vastar. The acquisition included Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas. The total purchase price was $32.5 million, after purchase price adjustments, including an April 1, 1999 effective date. The reserves and related assets are located in the Walnut Bend Field in North Central Texas, the Madill Field in Southern Oklahoma, and the Walker Creek Field in Southwestern Arkansas. The Company's working interests in the three fields range from 56-100%. For the month of December 1999, the three fields generated net sales of approximately 930 barrels per day of liquids and 5.9 million cubic feet per day of natural gas production (total 11.5 million cubic feet equivalents per day). Magnum Hunter's wholly-owned subsidiary, Gruy Petroleum Management Co. ("Gruy"), is the operator of all of the wells and related assets.

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

     Management of Operating Costs. The Company emphasizes strict cost controls in all aspects of its business and seeks to operate its properties wherever possible. By operating approximately 73% of its properties (89% of its PV-10 value), the Company is generally able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities.

     Property Acquisitions. Although the Company has an extensive inventory of exploitation and development opportunities, it continues to pursue strategic acquisitions which fit its objectives of having Proved Reserves with development potential and operating control.

     Expansion of Gas Gathering, Processing and Marketing Operations. The Company has implemented several programs to expand and increase the efficiency of its gas gathering systems and gas processing plants. The Company owns over 70% and markets directly and indirectly approximately 91% of the natural gas that moves through its gas gathering systems and, therefore, benefits from any cost and productivity improvements. In December 1997, the Company acquired a 30% interest in NGTS, LLC ("NGTS"), a natural gas marketing company marketing gas for third parties, in the amount of approximately 350 MMcf per day as of December 31, 1999. At December 31, 1999, NGTS marketed approximately 53% of the Company's natural gas. The Company will consider opportunities to acquire or develop additional gas gathering and processing facilities that are associated with its current production.

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

     In June 1999, the Company acquired Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas. The total purchase price was $32.5 million, after purchase price adjustments, including an April 1, 1999 effective date. The reserves and related assets are located in the Walnut Bend Field in North Central Texas, the Madill Field in Southern Oklahoma, and the Walker Creek Field in Southwestern Arkansas. The Company's working interests in the three fields range from 56-100%. For December 1999, the three fields generated net sales of approximately 930 barrels per day of liquids and 5.9 million cubic feet per day of natural gas production (total 11.5 million cubic feet equivalents per day).

     The Company has received an engineering evaluation from Ryder Scott Company ("Ryder Scott"), independent petroleum engineers engaged by the Company to evaluate the Company's properties, on the net reserves in the Mid- Continent Region. According to Ryder Scott, as of December 31, 1999, the Mid-Continent properties had Proved Reserves of 8.7 MMBbl of oil and 131.8 Bcf of natural gas, or on a Natural Gas Equivalent basis, 184.1 Bcfe. Ryder Scott further estimated the PV-10 for the Mid-Continent properties to be $174.4 million as of December 31, 1999 based on prices of $25.60 per Bbl of oil and $2.305 per Mcf of natural gas. The Proved Reserves are located principally in the Ardmore Basin in south central Oklahoma, in the Oklahoma/Texas panhandle and in Southwestern Arkansas. Approximately 72% of the estimated reserves are natural gas and 28% are oil located on approximately 50,000 net mineral leasehold acres in twelve counties in Oklahoma, five counties in Texas and two counties in Arkansas. Total net daily production from the Mid-Continent properties for the month of December 1999 was approximately 29 million cubic feet of natural gas production and 700 barrels of oil. Approximately 87% of the Proved Reserves were classified Proved Developed Reserves as of December 31, 1999. The Company has engaged its Houston based geological affiliate, Swanson Consulting Services, Inc., to conduct an evaluation of the most prospective undeveloped properties located in one of the fields acquired. The Company's wholly-owned subsidiary, Gruy, has become the operator of 89% or 655 of the 735 wells located in the Mid-Continent Region.

     The major fields in the Mid-Continent Region are the Panoma, Cumberland, Caddo, Hitchcock ,Walnut Bend, Madill and Walker Creek.

     Panoma. The Panoma Properties currently consist of approximately 560 natural gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 65 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce natural gas from the Granite Wash and/or Brown Dolomite formations. For the month of December 1999, net production was approximately 13 MMcf/d.

     Cumberland. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development potential exists for additional wells to exploit the shallow gas on 160-acre spacing. The shallowest zone in the field is the Goddard, which is a channel sand. The Company has an interest in a total of 128 wells, with working interests varying from 17.2% to 100%. The Company operates all but nine of these wells. For the month of December 1999, gross production from the field averaged 6,000 Mcf/d and 250 Bbl/d.

     Caddo. The Caddo Field is located in Carter County, Oklahoma. It was discovered in 1939 and currently produces gas from various shallow reservoirs, such as the Goddard, Sycamore, Woodford, Hunton, and Viola, at depths ranging from 2,200' to 4,200'. Initially all of these reservoirs were produced separately; however, today, many are commingled down-hole. The Company operates 14 wells with a 100% working interest. For the month of December 1999, gross production from the wells averaged 2,100 Mcf/d.

     Hitchcock. The Hitchcock Field is located in Blaine County, Oklahoma. It was discovered in 1965 and produces gas from the Morrow formation at depths ranging from 8,000' to 8,200'. Original development in this field was based on 640-acre spacing. Recent drilling activity has focused on in-fill locations in the Morrow. The Company currently has interest in 15 wells, with working interest varying from 12.5% to 87.5%, and operates four of these wells. For the month of December 1999, gross production from the wells averaged 3,000 Mcf/d.

     Walnut Bend. The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930's and produces oil and gas from numerous intervals ranging in depth from 2,000' in the Montgomery sands to over 7,000' in the Ellenburger carbonate. There are currently 104 active producing wells and 39 active injection wells. The Company's working interest ownership in the wells varies from 85.7% to 100%. For the month of December 1999, gross production from the wells averaged 180 Mcf/d and 800 Bbl/d.

     Madill. The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750' to 5,700'. There are currently 56 active producing wells. The Company's working interest ownership in the wells varies from 32.7% to 100%. For the month of December 1999, gross production from the wells averaged 2,300 Mcf/d and 100 Bbl/d.

     Walker Creek. The Walker Creek Field is located in Southwestern Arkansas in Lafayette and Columbia Counties. This field was discovered in March of 1968. The field produces from the Smackover formation at an average depth of 10,800' and covers 14,840 gross acres. There are currently 29 active producing wells. The Company's working interest ownership in the wells and the associated gas processing plant is 57.21%. For the month of December 1999, gross production from the wells averaged 9,000 Mcf/d and 400 Bbl/d and the gas processing plant stripped approximately 380 barrels per day of additional liquids from the gas stream.

Permian Basin

     On April 30, 1997 the Company acquired from Burlington, effective as of January 1, 1997, certain oil and gas properties consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico (the "Permian Basin Properties"), for a net purchase price of $133.8 million after adjustments aggregating $9.7 million. The primary producing formations include the Yates, Seven Rivers and Queen in Lea and Eddy Counties, New Mexico; the Atoka in the Brunson Ranch Field in Loving County, Texas; the Clearfork in the Westbrook Field in Mitchell County, Texas; the San Andres in the Levelland/Slaughter Field in Cochran County, Texas; and the Canyon Sand in Sutton County, Texas. The Permian Basin Properties include 1,792 producing oil and gas wells on approximately 113,810 gross acres (82,175 net acres). One of the Company's subsidiaries, Gruy, serves as operator on approximately 55% of the wells on the Permian Basin Properties. Management believes the Permian Basin Properties will continue to provide significant opportunities for exploitation and development opportunities of both oil and gas through workovers and recompletions, enhanced recovery projects and in-fill drilling. For example, the Company has identified more than 100 possible sites in the Westbrook Field (5.1 MMBbl of Proved Reserves) and opportunities for tertiary recovery using carbon dioxide injection in the Levelland-Slaughter Field (1.8 MMBbl of Proved Reserves).

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

                                                                                                              Gross Oil
                                                              Well          Working        Net Revenue       Production
               Property                     Operator         Count          Interest         Interest        (Bbl/d) (b)
---------------------------------------------------------------------------------------------------------------------------

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

     (b) Gross oil production was calculated by using the average for the month of December 1999.

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

                                                                                                             Gross Oil
                                                              Well          Working        Net Revenue       Production
               Property                     Operator         Count          Interest         Interest        (Bbl/d) (a)
----------------------------------------------------------------------------------------------------------------------------

TLB Unit...............................     Company            20            100.0%           87.3%               75
Veal Lease.............................     Company            52            100.0%           87.1%              190
NW Slaughter Unit......................     Company            83             74.8%           62.8%              265

     (a) Gross oil production was calculated by using the average for the month of December 1999.

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

     Brunson Ranch. The Brunson Ranch Field consists of four wells located in Loving County, Texas in the deep Delaware Basin geological province of the Permian Basin. For the month of December 1999, the wells were producing a total of approximately 4.2 MMcf of gas per day from the Atoka formation at a depth of approximately 16,000 feet. Undeveloped potential exists on the properties through redrilling the Atoka formation, sidetracking certain existing wells, and completing such wells using technology designed for high bottom hole pressure conditions.

Gulf Coast/Gulf of Mexico

     The Company owns properties both onshore Gulf Coast and offshore Gulf of Mexico.

Onshore Gulf Coast

     The Company owns interests in three horizontal wells in the Mossy Grove prospect in Walker County, Texas. The interests which the Company owns in these three wells range from a 25% to a 65% working interest. The field produces from the Glen Rose formation at a depth of approximately 12,000 feet. The initial discovery was completed in July 1998 and a confirmation to this discovery, located 3.5 miles southwest, was completed at year-end 1998. The third well was drilled in 1999. The Company owns an average of a 25% working interest in a 36,000 acre lease block surrounding the producing wells. A fourth well is currently being drilled in which the Company owns a 25% working interest. Union Pacific Resources Corporation is the operator of the drilling phase for this well and owns the remaining 75% working interest. For the month of December 1999, gas production from the three producing wells was approximately 2,000 Mcf/d. Additional development drilling is planned in this field during 2000, if the Company can continue to reduce the drilling costs of each well.

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

     In May 1999, the Company entered the Gulf of Mexico as a working interest participant in new exploratory drilling on the shallow water shelf. This new program yielded four new discoveries in six attempts in 1999 and is expected to continue to add significantly to reserves and cash flow as these wells are put on production. Initial sales from one of the Company's 1999 discoveries commenced in February 2000. This well, on Vermillion Block 84 in the Gulf of Mexico, at March 15, 2000 was flowing at a rate of approximately 16 million cubic feet of natural gas and 1,000 barrels of condensate per day from one of two major pay intervals. Production from other Gulf of Mexico discoveries is scheduled to commence during 2000 and into 2001. The Company owns an interest in 34 blocks in the Gulf of Mexico with working interest generally at the 25% level.

Gas Processing Plants

McLean Plant

     On January 1, 1997, the Company complemented its Panoma acquisition by purchasing for $2.5 million a 50% ownership interest in the McLean Gas Plant and a related 22 mile products pipeline. This plant is a modern cryogenic plant utilizing 2,000 horsepower of high speed compression and a gas processing capacity of approximately 23 million cubic feet per day. For the month of December 1999, throughput of the plant was approximately 16.5 million cubic feet per day with processed liquids of 1,150 barrels per day. The Company received
100% of the net profits from the McLean Gas Plant until it recouped the $2.5 million purchase price, after which time it receives 50% of the net profits. At December 31, 1999, the Company had recouped its initial investment.

Dynegy Plant

     On December 1, 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc for approximately $8.4 million. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera Gas Gathering Co., L.L.C., of Tulsa, Oklahoma. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. For the month of December 1999, throughput of the plant was approximately 13 million cubic feet per day of natural gas with processed liquids of 900 barrels per day. The effective date of the acquisition was November 1, 1999. See "Gathering and Processing of Gas."

Walker Creek Plant

     In conjunction with the Vastar acquisition, the Company acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 million cubic feet per day. For the month of December 1999, throughput of the plant was approximately 9 MMcf/d with processed liquids of 380 Bbl/d. The effective date of the acquisition was April 1, 1999 with assumption of operations on June 1, 1999.

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

Development Drilling

     The Company's development strategy focuses on maximizing the value and productivity of its oil and gas asset base through development drilling and enhanced recovery projects. The Company has budgeted approximately $10.0 million for exploitation and development activities for 2000 with $3.2 million of such budget developing the Company's booked proved undeveloped reserves. The Company spent $1.4 million, $7.9 million and $3.0 million, respectively, developing its proved undeveloped reserves for the years ended 1999, 1998 and 1997. The Company has identified over 350 development drilling locations (including both production and injection wells) on its properties to which proved reserves have been attributed. In exploiting its producing properties, the Company relies upon its in-house technical staff of petroleum engineering and geological professionals and utilizes the services of outside consultants on a selective basis.

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

     The Cumberland Field was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. The Company has identified three locations in which additional wells could be drilled to complete development of the shallow gas on 160-acre spacing. The first well is scheduled to be drilled in April 2000. The Company will have a 50% working interest in the well. The Company will also evaluate revamping water injection and production from the oil zones, and development drilling utilizing 3-D seismic which has been obtained covering the field area.

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

     Onshore Gulf Coast. During 1999, the Company drilled a third horizontal well in the Mossy Grove Prospect in Walker County, Texas. This well produces from the Glen Rose formation at a depth of approximately 12,000 feet and was producing at March 15, 2000 approximately 1,000 Mcf/d. A fourth well is currently being drilled in which the Company owns a 25% working interest. This well is anticipated to be completed in April 2000. Union Pacific Resources Corporation is the operator of the drilling phase for this well and owns the remaining 75% working interest. Additional development drilling is planned in this field during 2000, with as many as 12 additional wells if drilling costs and reserve estimates appear favorable.

     The Company recently reentered a 100% owned well in the First Shot Field in Gonzales County, Texas and also drilled a new Austin Chalk lateral leg that was successful. At March 15, 2000, production was 230 barrels of oil per day. Similar re-drills are planned in the Giddings Field during the next couple of years.

Exploratory Drilling

     The Company spent $9 million of its $60 million 1999 capital budget on exploratory drilling and related land and geophysical costs. Fourteen exploratory wells were drilled in 1999 of which 11 were successful providing the Company with a 79% success rate. The most significant change in strategy occurred when the Company entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This new program yielded four new discoveries in six attempts in 1999 and is expected to continue to add significantly to reserves and cash flow as these new properties are put on production. Initial production from one of the Company's 1999 discoveries commenced in February 2000. This well, on Vermillion Block 84 in the Gulf of Mexico, at March 15, 2000 was flowing at a rate of approximately 16 million cubic feet of natural gas and 1,000 barrels of condensate per day from one of two pay intervals. Two additional wells have been approved by all the working interest owners to continue development of the block. Production from other Gulf of Mexico discoveries are scheduled to commence during 2000 and into 2001 with additional drilling planned to fully develop these new discoveries. The Company owns an interest in 34 separate blocks in the Gulf of Mexico with ownership generally at the 25% level.

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

     Generally, the gathering systems transport the natural gas from wells to a common point where it is dehydrated prior to redelivery to downstream pipelines. In managing its gas gathering systems, the Company has emphasized operating efficiency and overhead management and introduced a program which ties throughput costs to volume transported rather than to compression capacity. The Company believes that its focus on volume-based pricing reduces the potential financial impact of a decline in actual throughput. Since compression costs are not fixed, but are tied to volumes transported, the compression operator has an incentive to ensure that as much volume is being transported as possible. The lower the volume transported, the lower the fee to the compression operator.

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

     Effective January 1, 1997, the Company purchased for $2.5 million a 50% ownership interest in the McLean Gas Plant, a gas processing facility located adjacent to the Company's Panoma gas gathering system. The purchase also included a 22 mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 MMcf per day. For the month of December 1999, throughput was approximately 16.5 MMcf per day. The Company acquired its 50% ownership interest in the plant from Carrera Gas Company, L.L.C. ("Carrera") of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility.

     On December 1, 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. For the month of December 1999, throughput of the plant was approximately 13 million cubic feet per day of natural gas with processed liquids of 900 barrels per day. The effective date of the acquisition was November 1, 1999.

     In conjunction with the Vastar acquisition, the Company acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 million cubic feet per day. For the month of December 1999, throughput of the plant was approximately 9 MMcf/d with processed liquids of 380 Bbl/d. The effective date of the acquisition was April 1, 1999 with assumption of operations on June 1, 1999.

Marketing of Production

     The Company markets all of its gas production as well as gas it purchases from third parties to gas marketing firms or end-users either on (i) the spot market under month-to-month basis contracts at prevailing spot market prices (approximately 10% of our volume) or (ii) at negotiated prices under long-term contracts (approximately 90% of our volume). Marketing gas for its own account exposes the Company to the attendant commodities risk which the Company attempts to mitigate through various financial hedges. The Company normally sells its own oil under month-to-month contracts with a variety of crude oil purchasers. Oil is usually sold for the Company's own account through the services of Enmark Services, a marketing agent in Dallas, Texas. While the Company has historically been able to sell oil above posted prices, it is also exposed to the commodities risk inherent in short-term contracts which the Company attempts to mitigate through various financial hedges. For a discussion of the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Hedging Activity" and
Note 13 to the Company's Consolidated Financial Statements.

     In December 1997, Hunter Gas Gathering, Inc. acquired a thirty percent (30%) membership interest in NGTS, a newly formed subsidiary of Natural Gas Transmission Services, Inc. ("NGTS, Inc."). NGTS assumed all of NGTS Inc.'s operations as of December 1, 1997. The Company acquired its interest in NGTS for consideration of $4.35 million.

     NGTS is a five year old natural gas marketing and trading company with operations concentrated in the western two-thirds of the country. In fiscal 1999, NGTS reported total revenues of approximately $277 million. NGTS is presently marketing approximately 350 million cubic feet of natural gas per day. For 1998, the Company and its gas gathering subsidiary, Hunter Gas Gathering, Inc., dedicated substantially all of its natural gas production to NGTS for marketing. As of December 31, 1999, NGTS marketed approximately 55% of the Company's natural gas under short term contracts. The balance of the Company's production is dedicated to either ONEOK or various third parties through gas processing agreements.

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

We must maintain certain financial ratios

     Our primary credit facility also requires us to satisfy certain financial ratios in the future. One covenant requires that we maintain a ratio of funded indebtedness divided by the sum of funded indebtedness plus equity (the "Debt to Capitalization Ratio") of not more than 0.80 to 1.0. At December 31, 1999, we had a Debt to Capitalization Ratio of 0.68 to 1.0. Another covenant requires us to maintain a ratio of Consolidated EBITDA to Interest Expense (as defined in our primary credit facility agreements) of not less than

     o 1.50 to 1.0 for the calendar quarters ending September 30, 1999 through December 31, 1999;

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

Our Business Is Dependent on Conditions in the Oil and Gas Industry
-------------------------------------------------------------------

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

Item 2.           Description of Properties

Oil and Gas Reserves

General

     All information set forth in this Form 10-K regarding estimated Proved Reserves, related estimated future net cash flows and PV-10 of the Company's oil and gas interests is taken from reports prepared by Ryder Scott Company of Houston, Texas and Pollard, Gore & Harrison of Austin, Texas, both independent petroleum engineers with respect to the Company's interests at December 31, 1999 (using oil and gas prices in effect at December 31, 1999) and December 31, 1998. The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by the Company.

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

     In accordance with Commission guidelines, the estimates of future net cash flows from Proved Reserves and their PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. The Company's estimates of Proved Reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

                                         Prices used in Reserve Reports at
                                                    December 31,
                                         ----------------------------------
                                                1999              1998
                                         ----------------------------------
Gas (per Mcf)............................       $2.25             $2.12
Oil (per Bbl)............................      $24.03             $9.42

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

Company Reserves

     The following tables set forth the estimated Proved Reserves of oil and gas of the Company and the PV-10 thereof on an actual basis at December 31, 1999 and 1998.

                Estimated Proved Oil and Natural Gas Reserves (a)

                                                                      At December 31,
                                                 ---------------------------------------------------------------
                                                         1999                1998               1997
                                                 ---------------------------------------------------------------

Net gas reserves (Mcf):
     Proved developed...........................          184,954,732         174,787,374      154,964,396
     Proved undeveloped.........................           45,044,794          44,072,300       52,811,374
                                                 ---------------------------------------------------------------
       Total proved gas reserves................          229,999,526         219,059,674      207,775,770
                                                 ===============================================================


Net oil reserves (Bbl):
    (including condensate and NGL)
     Proved developed...........................           16,299,585           9,474,591       12,036,234
     Proved undeveloped.........................            9,234,165           7,874,050        8,910,181
                                                 ---------------------------------------------------------------
       Total proved oil reserves................           25,533,750          17,348,641       20,946,415
                                                 ===============================================================
Total Proved Reserves (Mcfe)....................          383,202,026         323,151,521      333,454,260
                                                 ===============================================================

                     Estimated PV-10 of Proved Reserves (a)

                                                                       At December 31,
                                                ----------------------------------------------------------------
                                                        1999                 1998                1997
                                                ----------------------------------------------------------------

Estimated PV-10 (b) :
     Proved developed..........................       $  282,481,193     $   160,984,895      $173,532,128
     Proved undeveloped .......................           87,609,991          18,424,052        38,054,232
                                                ----------------------------------------------------------------
       Total Proved Reserves...................       $  370,091,184     $   179,408,947      $211,586,360
                                                ================================================================

-----------

     (a) Based upon reserve reports at December 31, 1999, December 31, 1998 and December 31, 1997 prepared by Ryder Scott and PG&H.

     (b) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

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

                                               PV-10 (a)                           Proved Reserves
                                     ----------------------------------------------------------------------------
                                                                                                    Natural Gas
                                           Amount         % of          Oil             Gas          Equivalent
                                       (in thousands)     Total        (Bbl)           (Mcf)           (Bcfe)
                                     -------------------------------------------- --------------- ---------------

Mid-Continent Area (b)...............          $174,419     47           8,721,097    131,813,000      184.14
Permian Basin Region (b)(c)..........          $169,845     46          15,846,808     84,484,000      179.56
Gulf Coast/Gulf of Mexico (b)  ......           $25,827     7              965,845     13,703,000       19.50
                                     ----------------------------------------------------------------------------

       Total ........................          $370,091    100          25,533,750    230,000,000      383.20
                                     ============================================================================

----------

     (a) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

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

                                                                  Year Ended December 31,
                                                          1999             1998              1997
                                                   ------------------------------------------------------
Oil and gas production:
  Oil (Mbbl)......................................        1,307             1,141               737
  Gas (MMcf)......................................       19,026            14,119             9,614
  Natural Gas Equivalents (MMcfe).................       26,868            20,965            14,037
Average sales price (a):
  Oil (per Bbl)...................................      $ 15.01           $ 12.67           $ 17.70
  Gas (per Mcf)...................................         2.16              2.02              2.24
  Natural Gas Equivalents (per Mcfe)..............         2.26              2.05              2.46
Oil and gas production lifting costs (per Mcfe) ..          .57               .68               .56
Production taxes and other costs (per Mcfe) (b)...      $   .30           $   .31           $   .35

----------

     (a) Before deduction of production taxes and net of hedging results.

     (b) Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

Drilling Activity

     The following table sets forth the results of the Company's drilling activities during the three fiscal years ended December 31, 1999, 1998 and 1997.

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

                                Productive Wells
                             As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                            Gross (a)                                      Net (b)
Location                        Oil           Gas           Total           Oil            Gas           Total
--------                        ---           ---           -----           ---            ---           -----

Texas......................        1,372            834          2,206            690         590.00       1,280.00
Offshore Texas ............            0              1              1              0           0.25           0.25
Oklahoma...................          139            274            413             83         164.00         247.00
Mississippi................            2              0              2              2           0.00           2.00
New Mexico.................          148            274            422             73         164.00         237.00
California.................            5              0              5              1           0.00           1.00
Offshore Louisiana.........            0              5              5              0           1.88           1.88
Arkansas...................           46              0             46             28           0.00          28.00
                           ---------------------------------------------------------------------------------------------

         Total.............        1,712          1,338          3,100            877         920.13       1,797.13
                           =============================================================================================

----------

     (a) The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions.

     (b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1999.

                                                     Developed                              Undeveloped
                                                     ---------                              -----------
                                          Gross (a)             Net (b)          Gross (a)                  Net (b)
                                          ---------             -------          ---------                 -------
Offshore...........................              35,760              11,440              52,280              11,100
Texas..............................             257,138             210,398              74,381              39,365
Oklahoma...........................              97,637              71,351               6,582               3,302
Mississippi........................                  80                  80                   0                   0
New Mexico.........................              41,437              35,439                   0                   0
California.........................                 509                  38                   0                   0
                                   ------------------------------------------------------------------------------------

      Total .......................             432,561             328,746             133,243              53,767
                                   ====================================================================================

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

                                                                                                           Average Daily
                                                                                                           Trading Volume
                                                                                 High           Low            (Shares)
                                                                                -----------------------------------------------
1999
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3.19           $2.50            53,351
   Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4.19           $2.75            45,792
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $4.25           $3.19            25,211
   Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3.94           $2.50            46,576
1998
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $5.50           $3.88            85,139
   Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $7.94           $5.13           210,992
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $6.88           $3.00           118,228
   Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4.38           $2.75           133,437

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

     The Company's Common Stock Purchase Warrants have been listed on the American Stock Exchange since July 19, 1999. The Common Stock Purchase Warrants have been listed under the ticker symbol "MHR.WS". At March 15, 2000, there were 3,279 warrant holders of record.

                                                                                                                Average Daily
                                                                                                                Trading Volume
                                                                                High           Low                (Shares)
                                                                                -----------------------------------------------
1999
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1.06           $0.31               15,842
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . .   . . . . . .        $0.44           $0.19                6,911

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

                                                      1995           1996         1997 (d)       1998 (d)       1999 (d)
                                                   ----------     ----------     ----------     ----------    -------------
Income Statement Data:
Total operating revenues..........................  $     649        $16,412       $ 48,834      $  51,400         $ 69,626
Total operating costs and expenses (a)............      1,692         13,541         38,833         94,414           54,514
                                                  -------------------------------------------------------------------------
Operating profit (loss)...........................     (1,043)         2,871         10,001       (43,014)           15,112
Income (loss) before extraordinary loss...........       (968)           509         (2,128)      (47,080)           (6,826)
Extraordinary loss from early extinguishment
  of debt, net of taxes ..........................          -              -        (1,384)             -                 -
Net Income (loss) ................................       (968)           509        (3,512)       (47,080)           (6,826)
Dividends applicable to preferred shares..........       (617)          (406)         (875)          (875)           (4,509)
                                                    -------------------------------------------------------------------------
Income (loss) applicable to common shares.........  $  (1,585)       $   103       $(4,387)      $(47,955)         $(11,335)
                                                    =========================================================================
Income (loss) per common share before
 extraordinary item
   Basic..........................................  $   (0.28)       $  0.01       $ (0.21)      $  (2.27)      $    (0.57)
   Diluted........................................  $   (0.28)       $  0.01       $ (0.21)      $  (2.27)      $    (0.57)
Income (loss) per common share after
 extraordinary item
   Basic..........................................  $   (0.28)       $  0.01       $ (0.30)      $  (2.27)      $    (0.57)
   Diluted........................................  $   (0.28)       $  0.01       $ (0.30)      $  (2.27)      $    (0.57)

Other Data:
EBITDA (b)........................................  $    (545)       $ 6,166       $ 22,740      $ 22,112       $   37,538
Capital expenditures (c)..........................  $   1,244        $41,471       $160,059      $ 70,187        $  59,968

--------

     (a) Includes in 1998 the non-cash write-down of $42.745 million of oil and gas properties in the full-cost pool due to the ceiling test limitation.

     (b) EBITDA is defined as income (loss) before income taxes and minority interest, plus the sum of depletion and depreciation and interest expense.
EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles or as an indicator of the Company's operating performance or liquidity.

     (c) Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets.

     (d) As restated. See Note 18 to the consolidated financial statements.

                                                      1995          1996        1997 (b)       1998 (b)         1999 (b)
                                                    ---------     ---------    -----------    -----------     ------------
Balance Sheet Data:
Working capital (deficiency).......................  $  (916)      $  2,279      $   2,610     $  (1,203)     $    (1,314)
Property, plant and equipment, net.................    36,405        73,648        221,259        228,436          265,195
Total assets.......................................    40,065        83,072        251,069        265,724          304,022
Total debt (a).....................................     9,612        38,766        161,543        231,020          234,806
Stockholders' equity...............................  $ 24,496      $ 35,154      $  72,152     $   19,697     $     51,552

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

     (b) As restated. See Note 18 to the consolidated financial statements.

     The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                                                 1999
                                                    ---------------------------------------------------------------
                                                       First          Second          Third             Fourth
                                                   --------------  -------------  --------------   ----------------
Revenues...........................................   $    13,105    $    15,359     $    19,864       $     21,298
Depreciation, depletion and amortization...........         5,148          5,467           5,768              5,689
Net Operating Profit...............................         1,266          2,539           5,539              5,768
Net Income (Loss)..................................       (4,962)        (2,340)             213                263
Loss per common share, basic.......................   $    (0.29)    $    (0.18)     $     (0.05)      $      (0.05)
Loss per common share, diluted.....................   $    (0.29)    $    (0.18)     $     (0.05)      $      (0.05)

                                                                                 1998
                                                    ---------------------------------------------------------------
                                                       First           Second          Third            Fourth
                                                   --------------  --------------  -------------   ----------------
Revenues...........................................    $   12,753      $   13,261    $    13,580        $    11,806
Depreciation, depletion and amortization...........         3,875           4,941          4,805              8,136
Write-down of oil and gas properties...............             -               -              -             42,745
Net Operating Profit (Loss)........................         1,295           1,260            891            (46,460)
Net Loss...........................................        (1,747)         (1,915)        (2,272)           (41,146)
Loss per common share, basic.......................    $    (0.09)     $    (0.10)   $     (0.12)       $     (1.96)
Loss per common share, diluted.....................    $    (0.09)     $    (0.10)   $     (0.12)       $     (1.96)

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

     Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 1999, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's Employee Stock Ownership Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of loss per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported.

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

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from Proved Reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. Due primarily to the severe decline in world crude oil and natural gas prices experienced in 1998, the Company recognized a non-cash impairment of oil and gas properties of $42.7 million at December 31, 1998 pursuant to the ceiling limitation required by the full cost method of accounting, using certain improvements in pricing experienced after the end of the period. Without the benefit of improvements in pricing subsequent to December 31, 1998, the Company would have incurred an impairment of $81.2 million. The Company's PV-10 property valuation at December 31, 1999 exceeded the capitalized cost at that date. Significant downward revisions of quantity estimates or declines in oil and gas prices which are not offset by other factors could possibly result in write-down for impairment of oil and gas properties in the future.

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

     Depreciation and depletion expense increased 1% to $22.1 million in 1999 from $21.8 million in 1998. Depletion expense on oil and gas production in 1999 was $21.2 million, or $.79 per Mcfe, versus $20.9 million, or $1.00 per Mcfe in 1998, principally due to the write-down of the value of its oil and gas full cost pool by $42.7 million in 1998 versus none in 1999. This write-down was the result of the low oil and gas prices experienced in December 1998. Without the benefit of improvements in pricing subsequent to December 31, 1998, the Company would have incurred an impairment of $81.2 million. While this write-down is not recoverable if prices increase, it has the effect of lowering the Company's future depletion rates. The Company had a gain on sale of assets of $272 thousand in 1999, principally from the sale of a gas gathering system, versus a loss on sale of assets of $52 thousand in 1998. General and administrative expense decreased 2% to $2.9 million in 1999 from $3.0 million in 1998.

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

     The Company accrued $4.5 million in dividends on its preferred stock in 1999 compared to $875 thousand in 1998. The increase in dividends was due to the sale of $50 million of its convertible preferred stock in 1999. The Company reported net loss to common shareholders of $11.3 million, or $.57 per share in 1999 versus $48.0 million, or $2.27 per share in 1998. The Company provided for no deferred tax benefit in 1999 versus a deferred income tax benefit of $13.7 million in 1998. The Company increased its income tax valuation allowance by $2.3 million to approximately $11 million. The valuation allowance established by the Company reduces the Company's deferred tax asset to the amount that is more likely than not to be realized. The Company determines the adequacy of the valuation allowance based on a number of factors including projected future taxable income and anticipated levels of capital spending.

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

     Operating profit decreased $53.0 million to a loss of $43.0 million in 1998 versus a profit of $10.0 million in 1997. Equity in earnings of affiliate, net of income tax, was a loss of $116,000 in 1998 versus a profit of $6,000 reported in 1997. Other income increased 66% to $624,000 in 1998 versus $376,000 in 1997 due to an increase in interest income. Interest expense increased to $18.2 million in 1998 from $13.8 million in 1997, an increase of 32%, due to increased levels of borrowing under the Company's revolving credit lines and the Notes. The Company incurred a net loss before income tax and minority interest of $60.7 million in 1998, versus a net loss of $3.4 million in 1997, principally due to the write-down of oil and gas reserves, lower oil and gas prices and higher interest expense. The Company provided for a deferred income tax benefit of $13.7 million on this loss in 1998 versus a deferred income tax benefit of $1.3 million in 1997. After recording a $37,000 minority interest loss in Hunter Butcher, the Company reported a loss in 1998 before extraordinary item of $47.1 million, or $2.27 per common share, versus a minority interest loss of $19,000 and a loss before extraordinary item of $2.1 million, or $0.21 per common share in 1997.

     The Company realized an extraordinary loss of $1.4 million ($0.09 per common share) as required under Accounting Principles Board ("APB") Statement No. 26 and Statement of Financial Accounting Standards ("SFAS") No. 4, from the early extinguishment of bank debt in 1997 and none in 1998. The net loss in 1997, after the extraordinary charge, applicable to common shareholders was $4.4 million ($0.30 per common share) as compared to a net loss of $48.0 million ($2.27 per common share) in 1998. The Company accrued $875,000 in dividends on its preferred stock in both years 1998 and 1997. The Company provided for a deferred income tax benefit of $13.7 million on this loss in 1998 versus a deferred income tax benefit of $1.3 million in 1997. The Company increased its income tax valuation allowance by $8.4 million to approximately $8.7 million. The valuation allowance established by the Company reduces the Company's deferred tax asset to the amount that is more likely than not to be realized. The Company determines the adequacy of the valuation allowance based on a number of factors including projected future taxable income and anticipated levels of capital spending.

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

     In December 1998, the Company's 100% owned subsidiary, Bluebird, acquired for approximately $25 million, certain natural gas reserves and related assets from Spirit 76. Additionally, the Company capitalized Bluebird with 1,840,271 units of TEL Offshore Trust. To finance the Spirit 76 acquisition, Bluebird borrowed $26 million under a bridge loan facility with several banks. The bridge loan was replaced on June 7, 1999 with permanent financing from banks providing for a revolving credit facility of $75 million with an initial borrowing base of $41.5 million, due three years from the date of closing with interest rates based upon either "LIBOR" or "Base Rate" (Prime). The loan is non- recourse to the Company. In addition to retiring the bridge loan, a portion of the proceeds from the permanent financing was used to finance the acquisition of properties from Vastar discussed below.

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

     For 1999, the Company had a net decrease in cash of $3.3 million. The Company's operating activities provided net cash of $17.4 million. The Company used $58.5 million in investing activities, principally for additions to property and equipment. Financing activities provided $37.7 million of cash, principally from the aggregate proceeds from the issuance of preferred stock of $46.3 million. The Company also paid $4.2 million in cash dividends on preferred stock.

     For 1998, the Company had a net increase in cash of $1.8 million. The Company's operating activities provided net cash of $13.7 million, principally from operating income before depreciation, depletion, write-down of oil and gas properties and deferred tax benefit, as well as a reduction in accounts receivable and an increase in accounts payable. The Company used $74.0 million in investing activities for additions to property and equipment and other investments. Cash flow from financing activities were $62.1 million, consisting of proceeds from issuance of long-term debt of $80 million, the payment of principal on long and short-term debt of $13.3 million, the purchase of treasury stock for $1.9 million and other uses, including the payment of $875 thousand in dividends on preferred stock.

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

     In addition, the Company's wholly-owned subsidiary, Bluebird, has availability under its own credit facility (non- recourse to the Company) of approximately $3.2 million at December 31, 1999 after the borrowing base increased to $45.0 million on November 30, 1999. However, this increase was subject to a provision to automatically reduce the borrowing base to $41.5 million on March 31, 2000, with further reductions to the borrowing base of $2.0 million to occur on June 30, 2000 and each subsequent quarter-end. Effective March 27, 2000, the banks suspended the various requirements of the November 30, 1999 adjustment to the borrowing base and established a current borrowing base for Bluebird of $43.5 million. The banks agreed to redetermine the borrowing base and the need to reimplement the other requirements of the November 30, 1999 adjustment upon the earlier of May 15, 2000 or the consummation or termination of a proposed sale of oil and gas properties. The Company believes that this agreement, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending plans in the year 2000.

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

Hedging Activity

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and natural gas prices. At December 31, 1999, the Company had the following open contracts:


            Type             Volume/Month         Duration         Avg. Price
          ----------------------------------------------------------------------
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

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established a new model for accounting for derivatives and hedging activities. SFAS No. 133, which as amended will be effective for the Company's fiscal year 2001, requires that all derivatives be recognized in the balance sheet as either assets or liabilities and measured at fair value. The Statement also requires that changes in fair value be reported in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the effect of the adoption of the Statement on its consolidated financial position and results of operations.

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


                     [Rest of page intentionally left blank]

     At December 31, 1999, the Company had the following open contracts:


          Type                Volume/Month        Duration         Avg. Price
       -------------------------------------------------------------------------
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

   Expected Maturity Dates
        (in thousands)          2000      2001      2002       2003     2004-2006     2007       Total     Fair Value
                              --------  --------  ---------   -------   ---------  ----------  ---------   ----------
Variable Rate Debt:
Bank Debt with Recourse (a)...  $ -       $ -       $     -    $53,000   $   -       $      -    $ 53,000   $ 53,000
Bank Debt without Recourse (b)  $ -       $ -       $41,800    $     -   $   -       $      -    $ 41,800   $ 41,800
Fixed Rate Debt:
Senior Notes (c)..............  $ -       $ -       $     -    $     -   $   -       $140,000    $140,000   $119,000
Other (d).....................  $ 6       $ -       $     -    $     -   $   -       $      -    $      6   $      6
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

     Independent Auditors' Report............................................F-1

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

     Supplemental Information (Unaudited)...................................F-31

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 18, the accompanying consolidated financial statements have been restated.



Deloitte & Touche LLP


Dallas, Texas
March 28, 2000
(January 31, 2001 as to Note 18)

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                 December 31,         December 31,
                                                                                     1999                1998
                                                                              ------------------------------------------
                                    ASSETS                                         (as restated, see Note 18)
Current Assets
     Cash and cash equivalents................................................  $     1,565             $    4,853
     Restricted cash .........................................................        2,145                    459
     Accounts receivable
          Trade, net of allowance of $166 for 1999 and 1998...................       10,203                  5,686
          Due from affiliates.................................................           48                     60
     Notes receivable from affiliate..........................................          398                    394
     Current portion of long-term notes receivable, net of allowance of $790
                      for 1999 and 1998.......................................           57                     57
     Prepaid and other........................................................        1,296                  1,577
                                                                              ------------------------------------------
           Total Current Assets...............................................       15,712                 13,086
                                                                              ------------------------------------------
Property, Plant, and Equipment
     Oil and gas properties, full cost method
           Unproved...........................................................        3,567                  1,655
           Proved.............................................................      349,510                296,545
     Pipelines................................................................       12,462                  9,131
     Other property...........................................................        1,964                  1,554
                                                                              ------------------------------------------
     Total Property, Plant and Equipment......................................      367,503                308,885
           Accumulated depreciation, depletion, amortization and impairment...     (102,308)               (80,449)
                                                                              ------------------------------------------
     Net Property, Plant and Equipment........................................      265,195                228,436
                                                                              ------------------------------------------
Other Assets
     Deposits and other assets................................................        5,663                  6,647
     Investment in unconsolidated affiliate...................................        4,163                  4,266
     Deferred tax asset ......................................................       13,289                 13,289
                                                                              ------------------------------------------
                                                                                $   304,022             $  265,724
     Total Assets.............................................................==========================================


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables and accrued liabilities...................................  $    15,111             $   11,698
     Dividends payable........................................................          552                    219
     Suspended revenue payable................................................        1,357                    359
     Current maturities of long-term debt, with recourse......................            6                     13
     Notes payable............................................................            -                  2,000
                                                                              ------------------------------------------
           Total Current Liabilities..........................................       17,026                 14,289
                                                                              ------------------------------------------
Long-Term Liabilities
     Long-term debt, with recourse, less current maturities...................      193,000                205,007
     Long-term debt, non recourse, less current maturities....................       41,800                 26,000
     Production payment liability.............................................          460                    633
     Minority interest........................................................          184                     98
Commitments and Contingencies (Notes 10 and 11)
Stockholders' Equity
     Preferred stock - $.001 par value; 10,000,000 shares authorized,
           216,000 designated as Series A; 80,000 issued and outstanding,
          liquidation amount $0...............................................            -                      -
           1,000,000 designated as 1996 Series A Convertible; 1,000,000
             issued and outstanding, liquidation amount $10,000,000...........            1                      1
           50,000 designated as 1999 Series A 8% Convertible; 50,000 and none issued and outstanding, respectively,  liquidation
             amount $50,000,000...............................................            -                      -
     Common Stock - $.002 par value; 100,000,000 shares authorized,
           21,738,320 shares issued...........................................           43                     43
     Additional paid-in capital...............................................      121,845                 80,032
     Accumulated other comprehensive (loss)...................................       (1,713)                (1,308)
     Accumulated deficit......................................................      (62,560)               (55,734)
     Receivable from stockholder..............................................         (795)                  (672)
     Unearned common stock in ESOP at cost (537,515 and 250,423
        shares, respectively).................................................       (1,638)                  (756)
                                                                              ------------------------------------------
                                                                                     55,183                 21,606
     Treasury stock, at cost (1,512,719 and 1,054,507 shares of
       common stock, respectively)............................................       (3,631)                (1,909)
                                                                              ------------------------------------------

     Total Stockholders' Equity...............................................       51,552                 19,697
                                                                              ------------------------------------------

     Total Liabilities and Stockholders' Equity...............................  $   304,022             $  265,724
                                                                              ==========================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
             (in thousands of dollars, except for per share amounts)

                                                                             For the Year Ended
                                                                                December 31,
                                                              ----------------------------------------------------------
                                                                    1999            1998             1997
                                                              ----------------------------------------------------------
                                                                         (as restated, see Note 18)
Operating Revenues:
   Oil and gas sales..........................................  $       60,673   $       43,565  $       34,569
   Gas gathering, marketing and processing....................           8,185            6,954          10,297
   Oil field services and international sales.................             768              881           3,968
                                                              ----------------------------------------------------------
         Total Operating Revenues.............................          69,626           51,400          48,834
                                                              ----------------------------------------------------------

Operating Costs and Expenses:
   Oil and gas production lifting costs.......................          15,431           14,265           7,901
   Production taxes and other costs...........................           8,144            6,417           4,911
   Gas gathering, marketing and processing....................           5,870            5,750           7,909
   Oil field services and international sales.................             350              467           3,745
   Depreciation, depletion and amortization...................          22,072           21,757          12,363
   Provision for non-cash impairment of oil and gas reserves..               -           42,745               -
   (Gains) losses on sale of assets...........................            (272)              52            (386)
   General and administrative.................................           2,919            2,961           2,390
                                                              ----------------------------------------------------------
         Total Operating Costs and Expenses...................          54,514           94,414          38,833
                                                              ----------------------------------------------------------

Operating Profit (Loss).......................................          15,112          (43,014)         10,001

   Equity in earnings (loss) of affiliate.....................            (103)            (116)              6
   Other income...............................................             354              624             376
   Interest expense...........................................         (22,103)         (18,207)        (13,788)
                                                              ----------------------------------------------------------
Loss before income tax and minority interest..................          (6,740)         (60,713)         (3,405)
   Benefit for deferred income tax............................               -           13,670           1,296
                                                              ----------------------------------------------------------
Loss before minority interest.................................          (6,740)         (47,043)         (2,109)
   Minority interest in subsidiary (loss).....................             (86)             (37)            (19)
                                                              ----------------------------------------------------------
Loss Before Extraordinary Loss................................          (6,826)         (47,080)         (2,128)

Extraordinary Loss From Early Extinguishment of Debt, net of tax
benefit of $848...............................................               -                -          (1,384)
                                                              ----------------------------------------------------------

Net Loss......................................................          (6,826)         (47,080)         (3,512)
   Dividends Applicable to Preferred Stock....................          (4,509)            (875)           (875)
                                                              ----------------------------------------------------------

Loss Applicable to Common Shares..............................  $      (11,335)  $      (47,955) $       (4,387)
                                                              ==========================================================

Net Loss......................................................  $       (6,826)  $      (47,080) $       (3,512)
Other Comprehensive Loss, net of tax
   Sale of Investment Shares..................................               -                -             (51)
   Unrealized Loss on Investments.............................            (405)          (1,308)              -
                                                              ----------------------------------------------------------
Comprehensive Loss............................................  $       (7,231)  $      (48,388) $       (3,563)
                                                              ==========================================================

Loss per Common Share - Basic and Diluted
   Before Extraordinary Loss.................................. $         (0.57)  $        (2.27) $        (0.21)
   Extraordinary Loss.........................................               -                -           (0.09)
                                                              ----------------------------------------------------------
   Net Loss................................................... $         (0.57)  $        (2.27) $        (0.30)
                                                              ==========================================================
Common Shares Used in Per Share Calculation
   Basic and Diluted .........................................      19,743,738       21,151,442      14,535,805
                                                              ==========================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
             For the Periods Ended December 31, 1999, 1998 and 1997
                           (as restated, see Note 18)
                             (dollars in thousands)

                                                                                                                     Additional
                                                       Preferred Stock      Common Stock         Treasury Stock       Paid-In
                                                      Shares     Amount   Shares    Amount    Shares      Amount      Capital
                                               -----------------------------------------------------------------------------------

Balance at December 31, 1996........................  1,080,000   $  1    14,252,822 $  29    (544,495)  $    (1)     $  40,216

  Common stock contributed to 401(k) plan...........                                            13,556         -             59
  Exercise of employees' common stock options.......                          89,242     -                                  269
  Issuance of common stock for services.............                                             1,000         -              4
  Issuance of warrants for services.................                                                                         34
  Issuance and costs from exercise of warrants......                         896,256     2     100,000         -          5,277
  Issuance of common stock to acquire oil and gas
        properties..................................                                            16,306         -             90
  Issuance of common stock, net of offering costs...                       6,500,000    12                               36,161
  Return of common stock held as collateral to
            treasury................................                                          (125,000)        -
  Costs associated with release of shares from ESOP.                                                                         32
  Costs associated with issuance of preferred stock.                                                                       (505)
  Dividends declared on preferred stock.............                                                                       (875)
  Net loss..........................................
  Sale of investment shares.........................
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1997 .......................  1,080,000   $  1    21,738,320 $  43    (538,633)  $    (1)     $  80,763

  Common Stock contributed to 401(k) plan ..........                                            12,813         -             66
  Exercise of employees' common stock options ......                                            96,913         -             78
  Purchase of treasury stock .......................                                          (625,600)   (1,908)
  Dividends declared on preferred stock ............                                                                       (875)
  Net loss..........................................
  Unrealized (loss) on investment ..................
  Loan to stockholder...............................
  Unearned shares in ESOP...........................
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1998........................  1,080,000   $  1    21,738,320 $  43   (1,054,507) $(1,909)     $  80,032
                                               -----------------------------------------------------------------------------------

  Issuance of 1999 Series A 8% Convertible stock,
          net of offering costs ....................     50,000      -                                                   46,260
  Fees paid on issuance of warrants.................                                                                       (133)
  Common Stock contributed to 401(k) plan ..........                                             41,115        -            123
  Exercise of employees' common stock options ......                                            102,145        -             74
  Costs associated with release of shares from ESOP.                                                                         (2)
  Purchase of treasury stock .......................                                           (601,472)  (1,722)
  Dividends declared on preferred stock ............                                                                     (4,509)
  Net loss .........................................
  Unrealized (loss) on investment ..................
  Loan to stockholder...............................
  Unearned shares in ESOP...........................
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1999........................  1,130,000   $  1    21,738,320 $  43   (1,512,719) $(3,631)     $ 121,845
                                               ===================================================================================

                                                    Accumulated Other                   Receivable       Unearned Shares in
                                                      Comprehensive      Accumulated       from                 ESOP
                                                      Income (Loss)        Deficit      Stockholder     Shares        Amount
                                               ---------------------------------------------------------------------------------
Balance at December 31, 1996.......................     $     51          $  (5,142)    $     -            -          $     -
  Common stock contributed to 401(k) plan..........
  Exercise of employees' common stock options......
  Issuance of common stock for services............
  Issuance of warrants for services................
  Issuance and costs from exercise of warrants.....
  Issuance of common stock to acquire oil and gas..
        properties.................................
  Issuance of common stock, net of offering costs..
  Return of common stock held as collateral to
            treasury...............................
  Costs associated with release of shares from ESOP
  Costs associated with issuance of preferred stock
  Dividends declared on preferred stock............
  Net loss.........................................                          (3,512)
  Sale of investment shares........................          (51)
                                               ---------------------------------------------------------------------------------
Balance at December 31, 1997 ......................     $      -          $  (8,654)    $     -            -          $     -

  Common Stock contributed to 401(k) plan .........
  Exercise of employees' common stock options .....
  Purchase of treasury stock ......................
  Dividends declared on preferred stock ...........
  Net loss.........................................                         (47,080)
  Unrealized (loss) on investment .................       (1,308)
  Loan to stockholder..............................                                        (672)
  Unearned shares in ESOP..........................                                                 (250,423)            (756)
                                               ---------------------------------------------------------------------------------
Balance at December 31, 1998.......................     $ (1,308)         $ (55,734)    $  (672)    (250,423)         $  (756)
                                               ---------------------------------------------------------------------------------
  Issuance of 1999 Series A 8% Convertible stock,
          net of offering costs ...................
  Fees paid on issuance of warrants................
  Common Stock contributed to 401(k) plan .........
  Exercise of employees' common stock options......
  Costs associated with release of shares from ESOP
  Purchase of treasury stock ......................
  Dividends declared on preferred stock ...........
  Net loss ........................................                          (6,826)
  Unrealized (loss) on investment .................         (405)
  Loan to stockholder..............................                                        (123)
  Unearned shares in ESOP..........................                                                 (287,092)            (882)
                                               ---------------------------------------------------------------------------------
Balance at December 31, 1999.......................     $ (1,713)         $ (62,560)    $  (795)    (537,515)         $(1,638)
                                               =================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                              For the Years Ended
                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                       1999          1998         1997
                                                                                   ----------------------------------------
                                                                                          (as restated, see Note 18)
                                                                                         ----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss........................................................................  $ (6,826)   $ (47,080)    $   (3,512)
   Adjustments to reconcile net loss to cash provided by operating activities
      Extraordinary loss...........................................................         -            -          1,384
      Depreciation, depletion and amortization.....................................    22,072       21,757         12,363
      Write-down of oil and gas properties ........................................         -       42,745              -
      Amortization of financing fees...............................................     2,091          793            508
      Increase in reserve for doubtful accounts....................................         -          591            322
      Deferred income taxes........................................................         -      (13,670)        (1,296)
      Equity in loss (income) of unconsolidated affiliate..........................       103          116             (6)
      Minority interest............................................................        86           37             19
      Cost of shares released from ESOP............................................       151          123              -
      (Gain) Loss on sale of assets................................................      (272)          52           (386)
      Other........................................................................        (2)         (83)           125
      Changes in certain assets and liabilities
         Accounts and notes receivable.............................................    (4,660)       6,859         (8,295)
         Other current assets......................................................       281         (278)        (1,247)
         Accounts payable and accrued liabilities..................................     4,411        1,726          5,673
                                                                                   ----------------------------------------

   Net Cash Provided By Operating Activities.......................................    17,435       13,688          5,652
                                                                                   ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets....................................................     1,499          359            593
   Additions to property and equipment.............................................   (59,968)     (70,187)      (160,059)
   Increase in deposits and other assets...........................................         -       (3,878)        (6,159)
   Loan made for promissory note receivable........................................         -         (332)          (237)
   Payments received on promissory note receivable ................................         -           28            256
   Other long-term investments.....................................................         -            -           (361)
   Investment in unconsolidated affiliate..........................................         -            -         (2,362)
                                                                                   ----------------------------------------
   Net Cash Used In Investing Activities...........................................   (58,469)     (74,010)      (168,329)
                                                                                   ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment.............   106,800       80,000        352,500
   Fees paid related to financing activities.......................................    (1,603)           -         (1,800)
   Proceeds from short-term notes payable..........................................         -            -          2,699
   Payments of principal on long-term debt and production payment..................  (103,186)     (10,633)      (229,917)
   Payment of short-term notes payable ............................................    (2,000)      (2,699)             -
   Loan to stockholder.............................................................      (123)        (480)             -
   Loan to ESOP....................................................................      (759)        (879)             -
   Payment of fees on issuance of warrants and preferred stock.....................      (133)           -           (505)
   Proceeds from issuance of common and preferred stock, net of offering costs.....    46,334           78         41,721
   Purchase of treasury stock .....................................................    (1,722)      (1,908)             -
   Increase in restricted cash for payment of notes payable .......................    (1,686)        (459)             -
   Dividends paid..................................................................    (4,176)        (875)          (678)
                                                                                   ----------------------------------------
   Net Cash Provided By Financing Activities.......................................    37,746       62,145        164,020
                                                                                   ----------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................    (3,288)       1,823          1,343
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................................     4,853        3,030          1,687
                                                                                   ----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR...........................................  $  1,565    $   4,853     $    3,030
                                                                                   ========================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

     Magnum Hunter Resources, Inc. (the "Company"), is incorporated under the laws of the state of Nevada. The Company and its subsidiaries are engaged in the acquisition, operation and development of oil and gas properties, the gathering, processing, transmission, and marketing of natural gas and natural gas liquids and providing management and advisory consulting services on oil and gas properties for third parties. In conjunction with the above activities, the Company owns and operates oil and gas properties in six states, predominantly in the Southwest region of the United States. In addition, the Company owns and operates two gathering systems located in Texas and Oklahoma and owns an interest in three natural gas processing plants located in Texas, Oklahoma and Arkansas.

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its existing wholly-owned subsidiaries, Bluebird Energy, Inc. ("Bluebird"), Gruy Petroleum Management Company ("Gruy"), Hunter Gas Gathering, Inc., Inesco Corporation, Magnum Hunter Production, Inc., Midland Hunter Petroleum Limited Liability Company, SPL Gas Marketing, Inc. and its 51% owned subsidiary, Hunter Butcher International Limited Liability Company. The Company consolidates on a pro rata basis its 40% ownership of TEL Offshore Trust. The Company accounts for its investment in NGTS, LLC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

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

     Bluebird was formed in December 1998, for the purpose of acquiring certain assets of Spirit 76 (see "Acquisitions"). As part of the capitalization of Bluebird, the Company contributed to Bluebird 1,840,271 units of TEL Offshore Trust. Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash deposits in excess of federally insured limits.

Restricted Cash

     Restricted cash is the cash balance of Bluebird. Cash funds of Bluebird are not permitted to be commingled with funds of Magnum Hunter or its other subsidiaries or affiliates. Such funds cannot be dividended or loaned to Magnum Hunter or its other subsidiaries or affiliates but must be used to satisfy the cash requirements of Bluebird, including payment of Bluebird's outstanding borrowings.

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

     At December 31, 1999 and 1998, the Company's available for sale securities were classified as non-current assets and included in deposits and other assets. At December 31, 1999, the securities had an amortized cost basis of $2,762,000, gross unrealized losses reported in accumulated other comprehensive income of $2,514,000 ($1,713,000 net of income tax benefit) and had a fair market value of $248,000. At December 31, 1998, the securities had an amortized cost basis of $2,762,000, gross unrealized losses reported in accumulated other comprehensive income of $2,108,000 ($1,308,000 net of income tax benefit) and had a fair market value of $654,000.

Suspended Revenues

     Suspended revenue interests represent oil and gas sales payable to third parties largely on properties operated by the Company. The Company distributes such amounts to third parties upon receipt of signed division orders or resolution of other legal matters.

Oil and Gas Producing Operations

     Magnum Hunter follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Internal costs that directly relate to acquisition, exploration and development activities that were capitalized totaled $600,000, $600,000 and $579,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The balance of capitalized costs included in capitalized costs for the years ended December 31, 1999 and 1998 were $2,079,000 and $1,479,000, respectively. Management believes that the basis it uses to determine the amount of internal costs capitalized is appropriate.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated dismantlement and abandonment costs, net of salvage values, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed for impairment at least annually and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties, including consideration received from sales or transfers of properties in connection with partnerships, joint venture operations or drilling arrangements, are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonment of properties is accounted for as an adjustment to capitalized costs with no loss recognized.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     A summary of the unproved properties excluded from oil and gas properties being amortized at December 31, 1999 and the year in which they were incurred follows:

                                                                 December 31, 1999
                                                                    Incurred In
                                            --------------------------------------------------------------
                                               Prior       1997         1998         1999       Total
                                               -----       ----         ----         ----       -----
Property Acquisition Costs..................     -          -         1,397,000   1,905,000    3,302,000
Exploration Costs...........................     -          -                 -     265,000      265,000
Development Costs...........................     -          -                 -           -            -
                                            --------------------------------------------------------------
     Total..................................     -          -         1,397,000   2,170,000    3,567,000

     Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves are established or impairment determined. Pending determination of proved reserves attributable to the above costs, the Company cannot assess the future impact on the amortization rate.

     The capitalized costs are subject to a "ceiling test," which generally limits such costs less accumulated amortization and related deferred income taxes to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions less income tax effects related to the differences between the book and tax basis of the oil and gas properties. The ceiling test is performed on a quarterly basis. At December 31, 1998, the Company wrote down the costs of its oil and gas properties by $42,745,000, pursuant to the ceiling limitation, using certain improvements in pricing experienced after year-end. The effect of this write-down is a non-cash charge to earnings of $42,745,000 and an increase in accumulated depreciation, depletion, amortization and impairment for the same amount. Without the benefit of improvements in pricing after December 31, 1998, the Company would have incurred an impairment of $81,154,000. The Company experienced no impairment in 1999.

     All costs relating to production activities are charged to expense as incurred.

     Amortization expense per thousand cubic feet equivalent was $0.79, $1.00 and $0.82 for the years ended December 31, 1999, 1998, and 1997, respectively.

Derivative Instruments

     The Company enters into swaps, futures, options and other derivative contracts to hedge the impact of market fluctuations in gas and oil prices on anticipated future oil and gas production. The Company is exposed to price risk related to its future oil and gas production and enters into these instruments to manage this exposure. The Company hedges only those anticipated future transactions for which the significant characteristics and expected terms are identified and are probable of occurring. The Company defers the impact of changes in the market value of the contracts that serve as hedges until the related transaction is completed. Any derivative instruments that do not meet this criteria are marked-to-market. The Company does not hold or issue derivative financial instruments for trading purposes.

Pipelines and Processing Plant

     Pipelines and processing plant are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition. The Company reviews the carrying value of pipelines and processing plant and other long-lived assets (other than oil and gas assets accounted for under the full-cost method) for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     future cash flows expected to result from its use and eventual disposition In cases where the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

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

     Magnum Hunter does not recognize income in connection with drilling, well service or other services provided in connection with oil and gas properties in which the Company holds an ownership or other economic interest. Any proceeds received for services performed that are not recognized as income are credited to the full cost pool.

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

Recently Issued Accounting Pronouncements

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities,"as amended, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management is currently evaluating the effect of adopting SFAS 133 on the Company's consolidated financial statements.

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

Treasury Stock

     The Company may repurchase shares of common stock in stock repurchase programs. The Company's repurchases of shares of common stock are recorded as Treasury Stock at cost and result in a reduction of Stockholders' Equity. When treasury shares are reissued, the Company uses a first-in first-out method and the difference between repurchase cost and reissuance price is treated as an adjustment to paid-in capital.

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

     The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 1999, 1998 and 1997 as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:

                                                             1999             1998             1997
                                                             ----             ----             ----
                                                                          (Unaudited)
                                                        ---------------------------------------------------------
Revenue................................................ $     73,104,000   $  77,181,000   $    76,547,000
Net Income (Loss) Applicable to Common Stock...........      (12,022,000)    (44,911,000)       (2,307,000)
Net Income (Loss) Per Common Share
   Basic............................................... $          (0.61)  $       (2.12)  $         (0.16)
  Diluted.............................................. $          (0.61)  $       (2.12)  $         (0.16)

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

     At December 31, 1999 and 1998, the Company's note receivable from the Magnum Hunter Employee Stock Ownership Plan (ESOP) was $1,638,000 and $756,000, respectively. The purpose of the loan is to allow the ESOP to purchase Magnum Hunter Resources common stock on the open market. The loan is interest free, due December 31, 2004 and is secured by shares of the Company's common stock which have not been earned by participants in the ESOP. At December 31, 1999 and 1998, the number of unearned shares in the ESOP were 537,515 and 250,423, respectively. The unearned shares and their corresponding costs were reflected on the consolidated balance sheets of the Company as reductions to stockholders' equity.

     During 1998, the Company's Board of Directors authorized the acquisition of certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans, President and Chief Executive Officer of the Company, at Mr. Evans' cost basis in such shares of stock for purposes of a long-term investment. The shares were purchased for a total of $442,019. The Company has the right to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans. The value paid for the shares was in excess of the publicly traded value of the shares on the acquisition date by $159,481. For accounting purposes, the purchase price of the shares was treated as a loan to stockholder and has been shown as a reduction to stockholders' equity at December 31, 1999 and 1998.

     During December 1998, the Company's Board of Directors authorized a loan of up to $300,000 be made available to Mr. Evans, as part of his 1998 compensation package and to exercise certain stock options. A total of $230,000 was drawn under the loan and outstanding at December 31, 1998. During the year ended December 31, 1999 the Company advanced an additional $188,000 and was repaid $65,000, leaving a balance due the Company, including accrued interest, of $371,860 at December 31, 1999, which was authorized by the Board of Directors. Subsequent to this date, $225,000 was repaid on the loan leaving a principal balance of $146,860. The unpaid principal amount of these loans was classified as a loan to stockholder at December 31, 1999 and 1998 and as a reduction to stockholders' equity.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 5 -- DEBT

     Notes Payable and Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                                      1999                 1998
                                                                                ------------------------------------------
Notes Payable:
Note payable, secured by stock in NGTS, LLC., due February 1, 1999,
interest payable at 9% quarterly beginning March 31, 1998..................     $          -            $    2,000,000
                                                                                ------------------------------------------
         Total Notes Payable...............................................     $          -            $    2,000,000
                                                                                ==========================================
Long-Term Debt, with recourse to the Company:
Banks
Revolving promissory  note, collateralized  by  pipeline and oil and gas properties, due April 30, 2003 (effective rate of 8.15% at
  December 31, 1999) (a)...................................................     $  53,000,000           $   65,000,000
Note payable to bank collateralized by vehicle, payable in monthly installments of $1,031 including interest at 8.5% through
  February 1999............................................................                 -                    2,000
Other
Senior notes, unsecured, due June 1, 2007, interest at 10% payable
semi-annually on June 1 and December 1.....................................       140,000,000              140,000,000
Notes payable, non-interest bearing and uncollateralized, payable in
monthly installments of $1,000 through July 1, 2000........................             6,000                   18,000
                                                                                -------------------------------------------
         Total Long-Term Debt, with recourse...............................     $ 193,006,000           $  205,020,000
                 Less Current Portion......................................             6,000                   13,000
                                                                                -------------------------------------------
         Long-Term Debt, with recourse.....................................     $ 193,000,000           $  205,007,000
                                                                                ===========================================
Long-Term Debt, non recourse to the Company:
Banks
Note payable, collateralized by oil and gas property and 1,840,271 units of Tel
  Offshore Trust, due April 15, 1999, interest at Prime + 2%
  (Effective rate of 9.75% at December 31, 1998) (b) ......................     $           -           $   26,000,000
Revolving promissory note, collateralized by pipeline and oil and gas properties and 1,840,270 units of TEL Offshore Trust, due June 7,
  2002 (effective rate of 9.23% at December 31, 1999) (c)..................        41,800,000                        -
                                                                                -------------------------------------------
         Total Long-Term Debt, non recourse................................     $  41,800,000           $   26,000,000
                                                                                ===========================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:

2000.............................................................$       6,000
2001.............................................................            -
2002.............................................................   41,800,000
2003.............................................................   53,000,000
2004 to 2006.....................................................            -
2007.............................................................  140,000,000
                                                                     ----------
         Total...................................................$ 234,806,000
                                                                     ----------

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

LIBOR + 2.0% (total of 8.15%)...............................$    3,000,000
Base Rate (Prime) + .75% (total of 9.25%)...................             -
                                                            -----------------
       Total................................................$   53,000,000
                                                            =================

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

LIBOR + 2.75% (total of 9.23%)..............................$       41,800,000
Base Rate (Prime) + 1.25% (total of 9.75%)..................                 -
                                                            -------------------
       Total................................................$       41,800,000
                                                            -------------------

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

                                                               1999              1998              1997
                                                        -------------------------------------------------------
Income tax expense (benefit) at statutory rates.........     $ (2,352,000)    $  (21,263,000)   $  (1,164,000)
State tax expense (benefit).............................         (193,000)        (1,747,000)        (134,000)
Change in valuation allowance...........................        2,315,000          8,370,000          290,000
Other...................................................          230,000                  -         (288,000)
                                                        -------------------------------------------------------
       Tax expense (benefit)............................     $          -     $  (14,640,000)   $  (1,296,000)
                                                        -------------------------------------------------------

     The tax effects of significant temporary differences and carryforwards are as follows:

                                                                                                December 31,
                                                                                ---------------------------------------------
                                                                                        1999                    1998
                                                                                ---------------------------------------------
Property and equipment, including intangible drilling costs.....................$(12,325,000)              $            -
        Total deferred tax liability............................................ (12,325,000)                           -
                                                                                ---------------------------------------------
Allowance for doubtful accounts.................................................     425,000                      414,000
Reserves........................................................................      33,000                       33,000
Property and equipment, including intangible drilling costs.....................   1,984,000                    8,812,000
Depletion carryforwards.........................................................     196,000                      196,000
Operating loss and other carryforwards..........................................  33,951,000                   12,494,000
                                                                                ---------------------------------------------
        Total deferred tax assets...............................................  36,589,000                   21,949,000
                                                                                ---------------------------------------------
Valuation allowance............................................................. (10,975,000)                  (8,660,000)
                                                                                ---------------------------------------------
        Net Deferred Tax Asset (Liability)......................................$ 13,289,000               $   13,289,000
                                                                                =============================================

     The following deferred tax benefits were excluded from the benefit for deferred income tax in the Consolidated Statement of Operations and Comprehensive Income at December 31, 1998: Equity in Earnings of Affiliate, $71,000; Minority Interest in Subsidiary Earnings, $23,000; and Unrealized Loss on Investments, $801,000.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The Company and its subsidiaries have net operating loss carryforwards of approximately $57,119,000 that expire, if unused, in years 2001 through 2019. Current tax laws and regulations relating to specified changes in ownership limit the utilization of the Company's net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred in connection with the Hunter Resources acquisition on December 31, 1995. A second change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company. Approximately $1,992,000 of the net operating losses are subject to limitation of $718,000 per year and $31,113,000 are subject to a limitation of $7,850,000 per year. In addition, the Company has depletion carryforwards of $517,000 with no expiration period. A valuation allowance reduces deferred taxes based on the criteria set forth in SFAS 109.

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

     Warrants issued to non-employees are valued based on the fair market value of equity instrument issued determined by using the Black-Scholes pricing model if a quoted market price is not available. The measurement date for warrants issued in exchange for goods and services is established as the earlier of the date at which a performance commitment is reached or the date at which the counterparty's performance is complete.

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

     On September 8, 1998, the Company announced a stock repurchase program for up to one million shares of the Company's common stock in the open market or privately negotiated transactions, to be completed before April 30, 1999 at a value not to exceed $4 million in the aggregate. Through December 31, 1998, the Company had repurchased 625,600 shares for $1.9 million under this program. Additionally in 1998, 12,813 shares of the Company's common stock were contributed to the 401(k) plan, 96,913 shares were issued upon exercise of employee stock options, 291,300 shares were purchased by the ESOP and 40,877 shares were released by the ESOP to participants.

     On February 17, 1999, the Company revised its previously announced stock repurchase program to spend up to $4 million without a share limitation. During 1999, the Company repurchased 601,472 shares of its common stock for $1.7 million. Additionally in 1999, 41,115 shares of the Company's common stock were contributed to the 401(k) plan, 102,145 shares were issued upon exercise of employee stock options, 338,900 shares were purchased by the ESOP and 51,808 shares were released by the ESOP to participants.

       Earnings Per Share

     The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS as required by SFAS No. 128, "Earnings per Share":

                                       For the Year Ended                For the Year Ended                For the Year Ended
                                        December 31, 1999                 December 31, 1998                 December 31, 1997
                                ----------------------------------------------------------------------------------------------------
                                                            Per                              Per                               Per
                                   Loss         Shares     Share     Loss       Shares      Share      Loss       Shares      Share
                                (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount  (Numerator) (Denominator)  Amount
                                ----------------------------------------------------------------------------------------------------
Income (Loss) before
  extraordinary item.........    $(6,826,000)                      $(47,080,000)                    $(2,128,000)
  Less: Preferred Stock
          dividends..........     (4,509,000)                          (875,000)                       (875,000)
                               -----------------------------------------------------------------------------------------------------
Basic EPS
Income (Loss) available to
  common stockholders..........  (11,335,000) 19,743,738   $ (0.57) (47,955,000) 21,151,442  $(2.27) (3,003,000) 14,535,805  $(0.21)
Effect of dilutive securities
   Warrants....................                        -                      -           -                   -           -
   Options.....................                        -                      -           -                   -           -
   Convertible preferred stock.                        -                      -           -                   -           -
Diluted EPS
Income (Loss) available to
  common stockholders and      -----------------------------------------------------------------------------------------------------
  assumed conversions.......... $(11,335,000) 19,743,738  $ (0.57)  (47,955,000) 21,151,442  $(2.27) (3,003,000) 14,535,805  $(0.21)
                               =====================================================================================================

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


Year Ended December 31:
2000...........................................................   $      717,432
2001...........................................................          710,008
2002...........................................................          695,666
2003...........................................................          627,544
2004...........................................................          608,036
Thereafter.....................................................          557,366
                                                                 ---------------
 Total Minimum Payments Required...............................    $   3,916,052

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

            Type                 Notional Amount      Termination Date         Pay Rate            Receive Rate
-----------------------------  -------------------   ------------------   ------------------   --------------------
Pay Variable/Receive Fixed         $50,000,000            06/01/02             LIBOR +              10% fixed
                                                                             3.34%through
                                                                               05/31/00
                                                                            LIBOR + 3.69%
                                                                           from 06/01/00 to
                                                                               06/01/02
Pay Fixed/Receive Variable         $50,000,000            06/01/00           9.16% fixed          LIBOR + 3.34%

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

NOTE 14 -- STOCK COMPENSATION PLANS

     The Company adopted in 1996 two stock compensation plans for its employees and directors, (i) the Magnum Hunter Resources Employee Stock Ownership Plan, (the "ESOP"), and (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan (the "Option Plan"). In addition, the Company has made non-incentive stock option grants in 1999, 1998 and 1997.

ESOP

     The Company established an ESOP and a related trust in 1996 as a long-term benefit for its employees. Under terms of the ESOP, eligible participants may elect to make elective deferred contributions of not less than 1% or more than 15% of their annual compensation, limited in combination with the 401(k) plan to the maximum allowable per year by the Internal Revenue Code. Company contributions to the ESOP are made on a discretionary basis. It is also the Company's intent to invest all contributions in the Company's Common Stock. All employees who have reached the age of 21 and with 1 year of service are eligible to participate in the plan. Shares purchased by the ESOP with loans from the Company are released to participants as Company contributions are made and the related loans are repaid. The Company has no repurchase obligations with respect to released shares.

     On October 11, 1996, the ESOP purchased 22,556 shares of the Company's Common Stock for $3.75 per share from a third party. At December 31, 1997, the Company contributed funds to pay off the related third party loan and accrued interest to the ESOP. The ESOP then retired the bank debt and 22,556 shares were allocated among the plan participants.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     During 1999, the Company loaned the ESOP $1,030,365 to purchase 338,900 shares of the Company's Common Stock on the open market at an average price of $3.04 per share. At December 31, 1999, the Company contributed $150,782 to the ESOP as a discretionary contribution under the plan. The ESOP then repaid that portion of its outstanding loan from the Company and 51,808 shares were allocated among the plan participants. The loan is interest free and is due December 31, 2004. The loan was secured by 537,515 shares and 250,423 shares of the Company's common stock at December 31, 1999 and 1998, respectively.

     As required under Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares when they are committed to be released. The difference between cost and the fair market value of the committed to be released shares is recorded in additional paid-in-capital. Unreleased shares held by the ESOP are excluded from the calculation of earnings per share.

     The ESOP shares are summarized as follows:


                                                December 31,
                                        1999                     1998
                             -------------------------- -----------------------
Allocated shares                         115,241                  63,433
Unreleased shares                        537,515                 250,423
                                         -------                 -------
  Total ESOP shares                      652,756                 313,856
Fair value of unreleased shares       $1,545,356           $     751,269

     The ESOP expense for the years ending December 31, 1999, 1998 and 1997 was $148,948, $122,631 and $117,009, respectively.

Stock Option Plans

  Incentive Stock Option Plan

     The Company established this plan beginning April 1, 1996. It is governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. This Option Plan coved 1,200,000 shares of the Company's Common Stock. Eligibility is limited to employees and directors of the Company and its subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the individual option grants, while at the discretion of the Board, has historically been for a term of 5 years. All options granted in 1996 were fully vested and exercisable when granted. The exercise price was fair market value at the date of grant.

  Non-Incentive Stock Option Grants

     During 1997, the Board granted 1,440,000 options to employees and directors, 1,240,000 of which were fully vested and 200,000 of which vest over five years. The term of the individual option grants were for five years. The exercise price was fair market value on the date of grant.

     During 1998, the Board granted 220,000 new options to employees at an average price of $5.89. All options were fully vested on the date of grant and were for a term of five years. On December 14, 1998 the Board repriced 1,590,000 options to employees and directors from an average of $5.96 per share to $3.75 per share, the fair market value on that date.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     During 1999, the Board granted 1,306,650 new options to employees at an average price of $2.69, of which 108,000 vested immediately and 1,198,650 vested 20% at the date of grant, with the balance vesting an additional 20% per year on the anniversary date over the next four years. Additionally, the expiration date of 300,000 options previously granted to two former employees was modified to extend the expiration date from January 5, 2000 to January 5, 2002.

     The following is a summary of stock option activity under the Option Plans:

                                              1999                       1998                      1997
                                   ----------------------------------------------------------------------------------
                                                        Weighted                Weighted                 Weighted
                                                        Average                 Average                  Average
                                                        Exercise                Exercise                 Exercise
                                        Shares           Price     Shares        Price       Shares       Price
                                   ----------------------------------------------------------------------------------
Outstanding - Beginning of Year....    2,661,587    $     3.90    2,538,500   $     5.00    1,187,742    $     3.72
Granted............................    1,306,650          2.69      220,000         5.89    1,440,000          5.93
Exercised..........................     (102,145)          .73      (96,913)         .81      (89,242)         3.01
Canceled...........................            -             -            -            -            -             -
Repriced - previous................            -             -   (1,590,000)        5.96            -             -
Repriced - new.....................            -             -    1,590,000         3.75            -             -
                                   ----------------------------------------------------------------------------------
Outstanding - End of Year..........    3,866,092    $     3.57    2,661,587   $     3.90    2,538,500    $     5.00
                                       =========                  =========                 =========
Exercisable - End of Year..........    2,787,172                  2,501,587                 2,338,500
                                       =========                  =========                 =========

     The following is a summary of stock options outstanding at December 31, 1999:

                                                                  Weighted
                                                                   Average
                                           Number of              Remaining
                                            Options           Contractual Life             Number of
Exercise Price                            Outstanding              (Years)            Exercisable Options
                                      --------------------------------------------------------------------
$     1.65...........................               18,000      less than .1                 18,000
      2.50...........................            1,198,650           5.0                    239,730
      2.875..........................                3,000           4.0                      3,000
      3.75...........................            1,620,000           3.0                  1,500,000
      4.375..........................               25,000           2.0                     25,000
      4.50...........................              881,442           2.0                    881,442
      5.25...........................              110,000           4.1                    110,000
      5.375..........................               10,000           2.3                     10,000
                                      -------------------------                 --------------------------
                                                 3,866,092                                2,787,172
                                      =========================                 ==========================

     The Company adopted the disclosures only portion of SFAS No. 123 as it continues to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On a pro forma basis, the effect of stock based compensation had the Company adopted Statement No. 123 is as follows:

                                                                    1999               1998              1997
                                                             ----------------------------------------------------------
Net Income (Loss) Applicable to Common Stock:
  As reported..............................................       $(11,335,000)      $(47,955,000)     $(4,387,000)
  Pro Forma................................................        (13,313,000)       (49,160,000)      (6,593,000)
Basic Earnings (Loss) per Share:
  As reported, after extraordinary loss....................       $      (0.57)      $      (2.27)     $     (0.30)

  Pro Forma................................................              (0.67)             (2.32)           (0.45)
Diluted Earnings (Loss) per Share:
  As reported, after extraordinary loss....................       $      (0.57)      $      (2.27)     $     (0.30)

  Pro Forma................................................              (0.67)             (2.32)           (0.45)

     The weighted average grant date fair value of new options granted was $1,778,000 during 1999. The weighted average grant date fair value of options whose expiration date was extended in 1999 was $200,000. Fair value of options and warrants was calculated by using the Black-Scholes options pricing model using the following weighted average assumptions for 1999 activity: risk free interest rate of 5.875% on new options, expected life of five years on new options and two years on options whose term was extended, expected volatility of 52% on new options and 60% on options whose term was extended and no dividend yield.

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

     Segment data for the three years ended December 31, 1999 follows (in thousands):

                                                         Gas Gathering,
                                          Exploration &   Marketing &    Oil Field
                  1999:                    Production      Processing     Services    All Other  Elimination  Consolidated
                                         ----------------------------------------------------------------------------------
Revenue from external customers..........  $    60,673    $    8,185      $  768            -     $      -      $  69,626
Intersegment revenues....................            -        14,135       6,164            -      (20,299)             -
Depreciation, depletion, amortization and
impairment...............................       21,176           646         233           17                      22,072

Segment profit (loss)....................       15,960         1,858        (605)      (2,101)                     15,112
Equity earnings (losses) of affiliates...                                                (103)                       (103)
Interest expense.........................                                             (22,103)                    (22,103)
Other income.............................                                                 354                         354
                                                                                                                -----------
Loss before income taxes.................                                                   -                   $  (6,740)
Deferred income tax benefit..............                                                   -                           -
Minority interest........................                                                 (86)                        (86)
                                                                                                                -----------
Net loss.................................                                                                       $  (6,826)
                                                                                                                ===========
Capital expenditures (net of asset sales)  $    54,877    $    3,331      $  410            -                   $  58,618

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                        Gas Gathering,
                                         Exploration &    Marketing &    Oil Field
                  1998:                    Production     Processing      Services    All Other  Elimination  Consolidated
                                         ----------------------------------------------------------------------------------
Revenue from external customers..........  $   43,565   $    6,954        $  881      $     -      $      -     $  51,400
Intersegment revenues....................           -       12,569         4,561            -       (17,130)            -
Depreciation, depletion, amortization and
impairment...............................      63,681          652           148           21                      64,502

Segment profit (loss)....................     (42,953)         521         1,465       (2,047)                    (43,014)
Equity earnings (losses) of affiliates...                                                (116)                       (116)
Interest expense.........................                                             (18,207)                    (18,207)
Other income.............................                                                 624                         624
                                                                                                                -----------
Loss before income taxes.................                                                                       $ (60,713)
Deferred income tax benefit..............                                              13,670                      13,670
Minority interest........................                                                 (37)                        (37)
                                                                                                                -----------
Net loss.................................                                                                       $ (47,080)
                                                                                                                ===========
Capital expenditures (net of asset sales)   $  70,294   $      (35)       $  740      $    38                   $  71,037

                                                           Gas Gathering,
                                            Exploration &   Marketing &     Oil Field
                  1997:                     Production      Processing      Services    All Other   Elimination   Consolidated
                                          --------------------------------------------------------------------------------------
Revenue from external customers...........  $    34,569      $    10,297    $   570     $   3,398    $      -     $      48,834
Intersegment revenues.....................            -           13,683      3,257             -     (16,940)                -
Depreciation, depletion, amortization and
impairment................................       11,578              661        104            20                        12,363

Segment profit (loss).....................        8,280            1,713      1,230        (1,222)                       10,001
Equity earnings (losses) of affiliates....                                                      6                             6
Interest expense..........................                                                (13,788)                      (13,788)
Other income..............................                                                    376                           376
                                                                                                                ----------------
Loss before income taxes..................                                                                        $      (3,405)
Deferred income tax benefit...............                                                  1,296                         1,296
Minority interest.........................                                                    (19)                          (19)
                                                                                                                ----------------
Net loss before extraordinary item........                                                                        $      (2,128)
                                                                                                                ================
Capital expenditures (net of asset sales).  $   156,872      $     2,064    $   395     $       -                 $  159,331

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                         Gas Gathering,
                                          Exploration &    Marketing &    Oil Field
                                           Production     Processing      Services    All Other  Elimination   Consolidated
                                          ------------------------------------------------------------------------------------
As of December 31, 1999...................
Segment assets............................ $     278,652  $     12,416    $  4,252     $  8,702                $    304,022
Equity subsidiary investments.............                                                4,163                       4,163

As of December 31, 1998...................
Segment assets............................       233,824        13,729       7,230       10,941                     265,724
Equity subsidiary investments.............                                                4,266                       4,266

As of December 31, 1997...................
Segment assets............................       221,272        14,275       5,092       10,430                     251,069
Equity subsidiary investments.............                                                4,372                       4,372

NOTE 17 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its subsidiaries, except Bluebird and certain inconsequential subsidiaries (Inesco Corporation, SPL Gas Marketing, Inc., Midland Hunter Petroleum Limited Liability Company and Hunter Butcher International Limited Liability Company), are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. Management has determined that separate financial statements relating to the Guarantors are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 1999 and 1998 and for the year ended December 31, 1999 is as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................     $    14,572       $    3,741           $  (2,601)      $   15,712
Property and equipment
  (using full cost accounting)..............         211,159           54,036                              265,195
Investment in subsidiaries
 (equity method)............................          13,302                -             (13,302)               -
Other assets................................          22,605              510                               23,115
   Total assets.............................     $   261,638       $   58,287           $ (15,903)      $  304,022
                                                ==========================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................     $    16,442       $    3,185           $  (2,601)      $  17,026
Long-term liabilities.......................         193,644           41,800                             235,444
Shareholders' equity........................          51,552           13,302             (13,302)         51,552
   Total liabilities and shareholders' equity    $   261,638       $   58,287           $ (15,903)      $ 304,022
                                                ==========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                          And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................  $     11,707              $  1,379        $               $    13,086
Property and equipment
  (using full cost accounting)..............       203,766                24,670                            228,436
Investment in subsidiaries
 (equity method)............................             -                     -                                  -
Other assets................................        24,202                     -                             24,202
                                            ---------------------------------------------------------------------------
   Total assets.............................  $    239,675              $ 26,049        $     -         $   265,724
                                            ===========================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................  $     14,240              $     49        $               $    14,289
Long-term liabilities.......................       205,738                26,000                            231,738
Shareholders' equity........................        19,697                     -                             19,697
                                            ---------------------------------------------------------------------------
   Total liabilities and shareholders' equity $    239,675              $ 26,049        $     -         $   265,724
                                            ===========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------                       ----------------------------------------------------------------------------
Revenues...................................  $     53,189               $ 16,847        $  (410)        $    69,626
Expenses...................................        62,184                 14,678           (410)             76,452
                                           ----------------------------------------------------------------------------
Income (loss) before                               (8,995)                 2,169              -              (6,826)
 Equity in net earnings of subsidiaries....         2,169                      -         (2,169)                  -
                                           ----------------------------------------------------------------------------
Income (loss) before income taxes..........        (6,826)                 2,169         (2,169)             (6,826)
Income tax provision.......................             -                      -              -                   -
                                           ----------------------------------------------------------------------------
  Net income (loss)........................  $     (6,826)              $  2,169        $(2,169)        $    (6,826)
                                           ============================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows

                          Year Ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter         Bluebird                     Magnum Hunter
                                               Resources, Inc.      Energy, Inc.                  Resources, Inc.
Amounts in Thousands                         And Guarantor Subs   (Non Guarantor)  Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.........    $     6,202             $ 11,233   $       -            $  17,435
Cash flow used by investing activities......        (34,668)             (25,209)      1,408              (58,469)
Cash flow provided by financing activities..         25,178               15,662      (3,094)              37,746
                                            ----------------------------------------------------------------------------
Net increase (decrease) in cash.............         (3,288)               1,686      (1,686)              (3,288)
Cash at beginning of period.................          4,853                  459        (459)               4,853
                                            ----------------------------------------------------------------------------
Cash at end of period.......................    $     1,565             $  2,145   $  (2,145)           $   1,565
                                            ============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 18  - RESTATEMENT

     Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 1999, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's Employee Stock Ownership Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of loss per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement follows:

                                                As of December 31, 1999              As of December 31, 1998
                                         --------------------------------------------------------------------------
                                            As Previously           As           As Previously           As
                                               Reported          Restated          Reported           Restated
                                         --------------------------------------------------------------------------
                                                                      ($ in thousands)
Accounts receivable, due from
   affiliates............................     $            48  $            48     $          310   $            60
Note receivable from affiliate...........                 902              398                747               394
Total Current Assets.....................              16,216           15,712             13,689            13,086
Deposits and other assets................               5,698            5,663              6,644             6,647
Deferred tax asset.......................              13,351           13,289             13,351            13,289
Long-term notes receivable,
   net of imputed interest...............               1,487                -                756                 -
Total Assets ............................             306,110          304,022            267,142           265,724
Trade payables and accrued liabilities...              15,111           15,111             11,821            11,698
Total Current Liabilities................              17,026           17,026             14,412            14,289
Additional paid-in capital...............             121,815          121,845             80,000            80,032
Accumulated other comprehensive  loss....              (2,046)          (1,713)            (1,429)           (1,308)
Accumulated deficit......................             (62,542)         (62,560)           (55,714)          (55,734)
Receivable from stockholder..............                   -             (795)                 -              (672)
Unearned common stock in ESOP, at cost
   (537,515 and 250,423 shares,
   respectively).........................                   -           (1,638)                 -              (756)
Total Stockholders' Equity...............              53,640           51,552             20,992            19,697
Total Liabilities and Stockholders' Equity            306,110          304,022            267,142           265,724

                     [Rest of page intentionally left blank]

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                For the Year Ended
                               ------------------------------------------------------------------------------------
                                    December 31, 1999            December 31, 1998           December 31, 1997
                               As Previously      As        As Previously       As      As Previously      As
                                 Reported      Restated       Reported       Restated     Reported      Restated
                               ------------------------------------------------------------------------------------
                                                                 ($ in thousands)
General and administrative
   expense.....................  $     2,921    $     2,919    $     2,961   $     2,961  $     2,358   $     2,390
Total Operating Costs and
   Expenses....................       54,516         54,514         94,414        94,414       38,801        38,833
Operating Profit (Loss)........       15,110         15,112        (43,014)      (43,014)      10,033        10,001
Loss before income tax and
   minority interest...........       (6,742)        (6,740)       (60,713)      (60,713)      (3,373)       (3,405)
Deferred income tax benefit....            -              -         13,670        13,670        1,284         1,296
Loss before minority interest..       (6,742)        (6,740)       (47,043)      (47,043)      (2,089)       (2,109)
Loss before extraordinary loss.       (6,828)        (6,826)       (47,080)      (47,080)      (2,108)       (2,128)
Net Loss.......................       (6,828)        (6,826)       (47,080)      (47,080)      (3,492)       (3,512)
Other Comprehensive Loss, net of
   tax, Unrealized Loss on
   Investments.................         (617)          (405)        (1,429)       (1,308)           -             -
Comprehensive Loss.............       (7,445)        (7,231)       (48,509)      (48,388)      (3,543)       (3,563)

     Net loss per common share and the reported weighted average common shares outstanding changed as follows:

                                As of December 31, 1999      As of December 31, 1998     As of December 31, 1997
                             ----------------------------------------------------------------------------------------
                              As Previously        As       As Previously      As      As Previously       As
                                 Reported       Restated      Reported      Restated      Reported      Restated
                             ----------------------------------------------------------------------------------------
                                                 (in thousands of $, except per share amounts)
Loss Applicable to
  Common Shares..............   $   (11,337)    $  (11,335)    $   (47,955)  $  (47,955)   $    (4,367)   $   (4,387)
Loss Per Common Share-
   Basic and Diluted.........         (0.56)         (0.57)          (2.26)       (2.27)         (0.30)        (0.30)
Common Shares Used in Per
  Share Calculation-Basic and
  Diluted....................    20,172,062     19,743,738      21,189,516   21,151,442     14,535,805    14,535,805

                     [Rest of page intentionally left blank]

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

     Estimates of petroleum reserves have been made by independent engineers and Company employees. These estimates include reserves in which the Company holds an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in Proved Reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods. The revisions of previous estimates of the Company's proved oil reserves were primarily due to changes in commodity prices at December 31, 1997, 1998 and 1999 that impacted whether such reserves were economically recoverable. The impact of price changes disproportionately affects the Company's long life reserves because of the more gradual decline curve of the applicable production.

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

                     [Rest of page intentionally left blank]

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (Continued)
                                   (Unaudited)

     The changes in Proved Reserves for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                                          Gas
                                                                           Oil         (Thousand
                                                                        (Barrels)     Cubic Feet)
                                                                     -----------------------------------
Reserves at December 31, 1996........................................      5,338,255      90,565,997
Purchase of minerals-in-place........................................     15,282,168     108,620,963
Sale of minerals-in-place............................................        (24,882)        (22,517)
Extensions and discoveries...........................................          1,777          18,000
Production...........................................................       (737,289)     (9,613,623)
Revisions of estimates...............................................      1,086,386      18,206,950
                                                                     -----------------------------------
Reserves at December 31, 1997........................................     20,946,415     207,775,770
Purchase of minerals-in-place........................................      1,362,404      39,535,361
Sale of minerals-in-place............................................         (4,314)              -
Extensions and discoveries...........................................        279,248      12,091,186
Production...........................................................     (1,140,762)    (14,119,330)
Revisions of estimates...............................................     (4,094,350)    (26,223,313)
                                                                     -----------------------------------
Reserves at December 31, 1998........................................     17,348,641     219,059,674
Purchase of minerals-in-place........................................      3,122,738      15,989,997
Sale of minerals-in-place............................................        (21,273)       (196,682)
Extensions and discoveries...........................................        163,865       6,067,527
Production...........................................................     (1,310,405)    (19,041,012)
Revisions of estimates...............................................      6,230,184       8,120,022
                                                                     -----------------------------------
Reserves at December 31, 1999........................................     25,533,750     229,999,526
                                                                     -----------------------------------

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 1999, 1998 and 1997 were as follows:

                                                                     1999             1998              1997
                                                               ----------------------------------------------------
Unproved oil and gas properties................................ $     3,566,902   $     1,654,986  $        516,560
Proved properties..............................................     349,510,185       296,545,064       227,389,446
                                                               ----------------------------------------------------
Gross Capitalized Costs........................................     353,077,087       298,200,050       227,906,006
Accumulated depreciation, depletion, amortization and impairment   (100,370,224)      (79,193,796)      (16,091,001)
                                                               ----------------------------------------------------
          Net Capitalized Costs................................   $ 252,706,863     $ 219,006,254     $ 211,815,005
                                                               ====================================================

     Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                         1999            1998               1997
                                                                    ---------------------------------------------------
Property acquisition costs
  Proved properties................................................. $   34,477,750  $   36,619,796    $   137,430,583
  Unproved properties...............................................      1,911,916       1,138,426             57,306
Exploration costs...................................................      6,835,000       4,696,095            737,936
Development costs...................................................     12,176,557      27,839,727         18,284,460
                                                                    ---------------------------------------------------
          Total Costs Incurred...................................... $   55,401,223  $   70,294,044    $   156,510,285
                                                                    ===================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (Continued)
                                   (Unaudited)

     Results of operations from oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                           1999            1998            1997
                                                                   --------------------------------------------------
Oil and gas production revenue.....................................    $ 60,673,493    $ 43,564,728   $  35,658,032
Disposal services revenue..........................................               -               -           5,130
Production costs...................................................     (23,575,241)    (20,682,187)    (13,901,537)
Depreciation, depletion, amortization and impairment...............     (21,176,428)    (63,102,795)    (11,577,460)
Income taxes.......................................................      (5,572,638)     14,077,089      (3,564,458)
                                                                   --------------------------------------------------
          Results of Operations for Producing Activities               $ 10,349,186    $(26,143,165)  $   6,619,707
                                                                   ==================================================

     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1999, 1998 and 1997 were as follows:

                                                                        1999              1998             1997
                                                                ---------------------------------------------------------
Future cash inflows.............................................  $ 1,102,672,979   $  625,818,712   $  811,512,060
Future development costs........................................      (52,600,319)     (48,656,043)     (64,406,411)
Future production costs.........................................     (362,364,425)    (229,566,026)    (272,323,987)
                                                                    -------------    -------------    -------------
Future net cash flows, before income tax........................      687,708,235      347,596,643      474,781,662
Future income taxes.............................................     (131,499,755)     (25,670,854)     (93,828,793)
                                                                    -------------     ------------     ------------
Future Net Cash Flows...........................................      556,208,480      321,925,789      380,952,869
10% annual discount.............................................     (240,592,362)    (145,778,074)    (211,181,318)
                                                                    -------------    -------------    -------------
    Standardized Measure of Discounted Future Net Cash Flows....      315,616,118      176,147,715      169,771,551
                                                                    =============    =============    =============

     The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                        1999              1998            1997
                                                                ---------------------------------------------------------
Purchases of minerals-in-place.................................   $   45,321,069     $ 46,388,818       $ 136,739,277
Sales of minerals-in-place.....................................         (167,874)          (8,604)           (191,741)
Extensions, discoveries and improved recovery, less related costs      8,398,247       10,836,769              38,555
Sales of oil and gas produced, net of production costs.........      (37,098,252)     (22,882,541)        (21,756,495)
Development costs incurred during the period...................       12,176,557       27,839,727          16,289,428
Revision of prior estimates:
  Net change in prices and costs...............................      118,271,081      (76,285,818)       (141,112,592)
  Change in quantity estimates.................................       36,936,790      (55,991,223)         46,255,955
Accretion of discount..........................................       17,614,772       16,977,155          11,708,486

Net change in income taxes.....................................      (61,983,987)               -           4,715,817
                                                                ---------------------------------------------------------
                 Net Change....................................   $  139,468,403     $  6,376,164       $  52,686,690
                                                                =========================================================

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

 Name                             Age       Title
----------------------------------------------------------------------------------------------------------------------
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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                      Number of securities     Value of unexercised
                                                                     underlying unexercised        in-the-money
                                                                     options/SARs at fiscal    options/SARs at fiscal
                                                                          year-end (#)             year-end ($)

                         Shares acquired on            Value             Exercisable/             Exercisable/
         Name               exercise (#)           Realized ($)         unexercisable            unexercisable

          (a)                    (b)                    (c)                  (d)                      (e)
  ---------------------------------------------------------------------------------------------------------------------
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

                                                                                       Common Stock
                                                                                     Beneficially Owned
                                                                        -----------------------------------------
                                                                          Number of                  Percent
                             Name                                          Shares                 of Class (q)
-----------------------------------------------------------------------------------------------------------------
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

------------

     o Less than one percent.

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

     During 1998, the Company acquired certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans at Mr. Evans' cost basis in such shares of stock. The shares were purchased for a total of $442,019. The Company has the right through December 31, 2001 to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans.

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

     Proved Reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

     (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

     (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

     (iii) Estimates of proved reserves do not include the following: (A) oil that may become available form known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

     Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

     Reserve Life. The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Form 10- K, reserve life is calculated by dividing the Proved Reserves (on an Mcfe basis) at the end of the period by projected production volumes for the next 12 months.

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

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

1.  Financial Statements

     Independent Auditors' Report............................................F-1

     Financial Statements:
             Consolidated Balance Sheets at December 31, 1999 and 1998.......F-2

             Consolidated Statements of Operations and Comprehensive Income
               for the Years Ended December 31, 1999, 1998 and 1997..........F-3

             Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 1999, 1998 and 1997...........F-4

             Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1999, 1998 and 1997.................F-5

     Notes to Consolidated Financial Statements..............................F-6

     Supplemental Information (Unaudited)...................................F-28

2.  Financial Statement Schedule

     We have included on pages 56 and 57 of this Annual Report on Form 10-K Financial Statement Schedule II, Valuation and Qualifying Accounts.

3.  Exhibits

Number        Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------
3.1 & 4.1     Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
              33-30298-D)
3.2 & 4.2     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190)
3.4 & 4.4     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
3.5 & 4.5     By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File
              No. 33-66190)
3.6 & 4.6     Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated
              December 26, 1996, filed January 3, 1997)
3.7 & 4.7     Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock
              (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
3.8 & 4.8     Certificate of Designation for 1999 Series A 8% Convertible Preferred Stock (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11, 1999)
4.9           Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290)
4.10          Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by
              reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
4.11          Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form S-4, File
              No. 333-2290)
10.1          Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources, Inc.
              and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File
              No. 333-2290)
10.2          First Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum
              Hunter Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration
              Statement on Form S-4, File No. 333-2290)
10.3          Second Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum
              Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.4          Third Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum
              Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.5*         Employment Agreement for Gary C. Evans
10.6*         Employment Agreement for Matthew C. Lutz
10.7*         Employment Agreement for Richard R. Frazier
10.8          Stock Purchase  Agreement among Magnum Hunter Resources,  Inc. and
              Trust Company of the West and TCW Asset Management Company, in the
              capacities described herein, TCW Debt and Royalty Fund IVB and TCW
              Debt  and  Royalty  Fund  IVC,   dated  as  of  December  6,  1996
              (Incorporated  by reference  to Form 8-K dated  December 26, 1996, filed January 3, 1997)
10.9          Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
              Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form
              8-K, dated April 30, 1997, filed May 12, 1997)
10.10         Purchase and Sale Agreement between Magnum Hunter Resources, Inc. , NGTS, et al., dated December
              17, 1997  (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)

10.11         Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc. and
              Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1998 filed April 14, 1999)
10.12         Stock Purchase Agreement dated February 3, 1999 between ONEOK Resources Company and Magnum
              Hunter Resources, Inc. (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11,
              1999)
21**          Subsidiaries of the Registrant
27**          Financial Data Schedule

     * Filed with Form 10-K dated March 30, 2000.
     **Filed herewith.

     (B) Form 8-K's - None.


                     [Rest of page intentionally left blank]

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Magnum Hunter Resources, Inc.


     We have audited the consolidated financial statements of Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 28, 2000 (January 31, 2001 as to Note 18), which report expresses an unqualified opinion and includes an explanatory paragraph referring to the restatement discussed in Note 18. Such financial statements and report are included in your Annual Report on Form 10-K, as amended by Form 10-K/A, and are incorporated herein by reference. Our audits also included the financial statement schedule of Magnum Hunter Resources, Inc. listed in the accompanying index at Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Dallas, Texas
March 28, 2000

                        Valuation and Qualifying Accounts
                                ($ in thousands)

For the year ended December 31, 1999:

                                                   Balance at        Additions
                                                  Beginning of       Charged to        Deductions         Balance at
                 Description                         Period           Expenses          Writeoffs        end of Period
---------------------------------------------  ------------------ ----------------  -----------------  -----------------
Accounts receivable, trade                            $ 166              $ -                $ -              $ 166
Current portion of long-term notes receivable           790                -                  -                790

For the year ended December 31, 1998:

                                                   Balance at        Additions
                                                  Beginning of       Charged to        Deductions         Balance at
                 Description                         Period           Expenses          Writeoffs        end of Period
---------------------------------------------  ------------------ ----------------  -----------------  -----------------
Accounts receivable, trade                             $ 166          $     -                $ -              $ 166
Current portion of long-term notes receivable            199              591                  -                790

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.


By:    /s/ Gary C. Evans                                     March 29, 2001
---------------------------------------------
 Gary C.  Evans, President & CEO

     In accordance with the Exchange Act, this Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                                   Title                                    Date
--------------------------------------------------------------------------------------------------------------------

/s/ Gary C.  Evans                               Director, President                        March 29, 2001
----------------------------
Gary C. Evans                                    Chief Executive Officer

/s/ Matthew C.  Lutz                             Chairman of the Board and                  March 29, 2001
--------------------------
Matthew C. Lutz                                  Executive Vice President of
                                                 Exploration and Business
                                                 Development

/s/ Chris Tong                                   Senior Vice President and                  March 29, 2001
-------------------------------
Chris Tong                                       Chief Financial Officer


/s/ David S. Krueger                             Vice President and                         March 29, 2001
--------------------------
David S. Krueger                                 Chief Accounting Officer

/s/ Morgan F. Johnston                           Vice President, General Counsel            March 29, 2001
-------------------------
Morgan F. Johnston                               and Secretary

/s/ Gerald W.  Bolfing                           Director                                   March 29, 2001
--------------------------
Gerald W. Bolfing

/s/ Oscar C.  Lindemann                          Director                                   March 29, 2001
-----------------------
Oscar C. Lindemann

/s/ John H. Trescot, Jr.                         Director                                   March 29, 2001
---------------------------
John H. Trescot, Jr.

/s/ James E. Upfield                             Director                                   March 29, 2001
---------------------------
James E. Upfield