Form 10-Q/A
period 2000-03-31
MAGNUM HUNTER RESOURCES INC
filed 2001-03-29
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-Q/A

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000
                                 ----- --- ----

[ ]      Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the Transition Period from .......... to ..........


                     Commission File Number..........1-12508
                                     -------


                          MAGNUM HUNTER RESOURCES, INC.
                          ------ ------ ---------- ----
              Exact name of registrant as specified in its charter


         Nevada                                            87-0462881
---------------                                            ----------
State or other jurisdiction of                   IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
           --- ---- --- ------- ------ ----- ----- ------- ----- -----
                     Address of principal executive offices

                                 (972) 401-0752
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 2000: 19,699,086.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

     The consolidated financial statements of Magnum Hunter Resources, Inc. ("Magnum Hunter"or the "Company") follow "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
-------------------------------------------------------------------------------

     Subsequent to the issuance of the consolidated financial statements for the period ended March 31, 2000, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's
Employee Stock Option Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of loss per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported.

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

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from Proved Reserves of oil and gas adjusted for income tax effect, and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's PV-10 property valuation at March 31, 2000 exceeded the capitalized cost at that date. Significant downward revisions of quantity estimates or significant declines in oil and gas prices which are not offset by other factors could possibly result in write-down for impairment of oil and gas properties in the future.

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

     Revenues from oil field services and international sales were $198,000 in 2000 versus $158,000 in 1999. Operating costs increased to $115,000 in 2000 from $71,000 in 1999. The gross operating margin was $83,000 in 2000 versus $87,000 in 1999. Depreciation and depletion expense increased 16% to $5,971,000 in 2000 versus $5,148,000 in 1999. General and administrative expense was $954,000 in 2000, a 39% increase from 1999. Operating profit increased 543% to $8,139,000 in 2000 from $1,266,000 in 1998. Equity in earnings of affiliate, net of income tax, was a profit of $40,000 in 2000 versus a loss of $31,000 in 1999. Other income was $76,000 in 2000 versus $163,000 in 1999. Interest expense decreased nine percent to $5,736,000 in 2000 from $6,317,000 in 1999. The Company provided for deferred income taxes of $939,000 on income before tax and minority interest of $2,519,000 in 2000 versus no benefit on a loss applicable to common shares of $4,919,000 in 1999. The Company reported net income applicable to common shares of $362,000, or $0.02 per common share, basic and diluted, in 2000 versus a loss of $5,795,000, or $0.29 per common share, basic and diluted, in 1999. The Company paid $1,218,000 in dividends on its preferred stock in 2000 versus $833,000 paid or accrued in 1999.

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

     For the three months ended March 31, 2000, the Company had a net increase in cash of $3.1 million. The Company's operating activities provided net cash of $6.2 million, principally from operating income before depreciation and depletion. The Company used $5.5 million in investing activities, principally for additions to property and equipment. Financing activities provided $2.3 million of cash, principally from the aggregate proceeds from net borrowings under the Company's and Bluebird's credit lines with banks. The Company also paid $1,218,000 in cash dividends on preferred stock.

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

Hedging Activity
----------------

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At March 31, 2000, the Company had the following open contracts:

               Type              Volume/Month            Duration             Avg. Price
------------------------------------------------------------------------------------------
Oil
---
          Swap..........             30,000 Bbl       Apr 00 - Dec 00              $17.60
          Collar........             30,000 Bbl       Apr 00 - Jun 00      Floor - $18.00
                                                                           Cap -   $24.50
          Collar........             30,000 Bbl       Apr 00 - Jun 00      Floor - $18.00
                                                                           Cap -   $26.00
          Collar........             30,000 Bbl       Jul 00 - Sep 00      Floor - $18.00
                                                                           Cap -   $24.00
          Collar........             30,000 Bbl       Jul 00 - Sep 00      Floor - $18.00
                                                                           Cap -   $24.65
          Collar........             10,000 Bbl       Oct 00 - Dec 00      Floor - $19.00
                                                                           Cap -   $26.21
Gas
---
          Collar .......            300,000 MMBtu     Apr 00 - Oct 00      Floor - $ 1.80
                                                                           Cap -   $ 2.25

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

           Type                Notional Amount      Termination Date         Pay Rate             Receive Rate
--------------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed       $50,000,000            06/01/02        LIBOR + 3.34%               10% fixed
                                                                        through 05/31/00

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

Forward-looking Statements
--------------------------

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


                     [Rest of page intentionally left blank]

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                    March 31,          December 31,
                                                                                      2000                1999
                                                                                ---------------------------------------
                        ASSETS                                                     (unaudited)
                                                                                       (as restated, see Note 6)

Current Assets
  Cash and cash equivalents..................................................      $    4,616           $    1,565
  Restricted cash............................................................           1,310                2,145
  Accounts receivable
    Trade, net of allowance of $166 for 2000 and 1999........................          12,768               10,203
    Due from affiliates......................................................              82                   48
  Notes receivable from affiliate............................................             397                  398
  Current portion of long-term notes receivable, net of allowance of $790
    for 2000 and 1999........................................................              57                   57
  Prepaid and other..........................................................           1,297                1,296
                                                                                ---------------------------------------
    Total Current Assets.....................................................          20,527               15,712
                                                                                ---------------------------------------
Property, Plant, and Equipment
  Oil and gas properties, full cost method
    Unproved.................................................................           3,899                3,567
    Proved...................................................................         354,686              349,510
  Pipelines..................................................................          12,475               12,462
  Other property.............................................................           2,040                1,964
                                                                                ---------------------------------------
  Total Property, Plant and Equipment........................................         373,100              367,503
    Accumulated depreciation, depletion, amortization and impairment.........        (108,280)            (102,308)
                                                                                ---------------------------------------
  Net Property, Plant and Equipment..........................................         264,820              265,195
                                                                                ---------------------------------------
Other Assets
  Deposits and other assets..................................................           5,678                5,663
  Investment in unconsolidated affiliate.....................................           4,195                4,163
  Deferred tax asset.........................................................          12,231               13,289
                                                                                ---------------------------------------
  Total Assets...............................................................      $  307,451           $  304,022
                                                                                =======================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade payables and accrued liabilities.....................................      $   15,528           $   15,111
  Dividends payable..........................................................             552                  552
  Suspended revenue payable..................................................           1,098                1,357
  Current maturities of long-term debt, with recourse........................              20                    6
                                                                                ---------------------------------------
    Total Current Liabilities................................................          17,198               17,026
                                                                                ---------------------------------------
Long-Term Liabilities
  Long-term debt, with recourse, less current maturities.....................         195,034              193,000
  Long-term debt, non-recourse, less current maturities......................          42,300               41,800
  Production payment liability...............................................             436                  460
Minority interest............................................................             184                  184
Stockholders' Equity
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
    216,000 designated as Series A; 80,000 issued and outstanding,
    liquidation amount $0....................................................               -                    -
    1,000,000 designated as 1996 Series A Convertible; 1,000,000
    issued and outstanding, liquidation amount $10,000,000...................               1                    1
    50,000 designated as 1999 Series A 8% Convertible; 50,000 issued
    and outstanding, liquidation amount $50,000,000..........................               -                    -
  Common Stock - $.002 par value; 100,000,000 shares authorized,
    21,738,320 shares issued.................................................              43                   43
  Additional paid-in capital.................................................         121,874              121,845
  Accumulated other comprehensive income.....................................          (1,558)              (1,713)
  Accumulated deficit........................................................         (62,198)             (62,560)
  Receivable from Stockholder................................................            (570)                (795)
  Unearned common stock in ESOP, at cost (544,515 and 537,515 shares,
    respectively)............................................................          (1,662)              (1,638)
                                                                                ---------------------------------------
                                                                                       55,930               55,183
  Treasury stock, at cost (1,494,719 and 1,512,719 shares of common stock,
    respectively)............................................................          (3,631)              (3,631)
                                                                                ---------------------------------------
  Total Stockholders' Equity.................................................          52,299               51,552
                                                                                ---------------------------------------
  Total Liabilities and Stockholders' Equity.................................      $  307,451           $  304,022
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

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------------
                                                                                    2000                    1999
                                                                                ---------------------------------------
                                                                                      (as restated, see Note 6)
Operating Revenues:
  Oil and gas sales.......................................................        $     21,365        $     11,321
  Gas gathering, marketing and processing.................................               3,830               1,626
  Oil field services and international sales..............................                 198                 158
                                                                                ---------------------------------------
    Total Operating Revenues..............................................              25,393              13,105
                                                                                ---------------------------------------
Operating Costs and Expenses:
  Oil and gas production lifting costs....................................               4,616               3,193
  Production taxes and other costs........................................               2,840               1,465
  Gas gathering, marketing and processing.................................               2,776               1,276
  Oil field services and international sales..............................                 115                  71
  Depreciation, depletion and amortization................................               5,971               5,148
  (Gain) loss on sale of assets...........................................                 (18)                  -
  General and administrative..............................................                 954                 686
                                                                                ---------------------------------------
    Total Operating Costs and Expenses....................................              17,254              11,839
                                                                                ---------------------------------------
Operating Profit..........................................................               8,139               1,266

  Equity in earnings (loss) of affiliate, net of income tax...............                  40                 (31)
  Other income............................................................                  76                 163
  Interest expense........................................................              (5,736)             (6,317)
                                                                                ---------------------------------------

  Income (Loss) before income tax and minority interest...................               2,519              (4,919)
    Provision for deferred income tax.....................................                (939)                  -
                                                                                ---------------------------------------
  Income (Loss) before minority interest..................................               1,580              (4,919)
    Minority interest in subsidiary earnings..............................                   -                 (43)
                                                                                ---------------------------------------
  Net Income (Loss).......................................................               1,580              (4,962)

    Dividends Applicable to Preferred Stock...............................              (1,218)               (833)
                                                                                ---------------------------------------
  Income (Loss) Applicable to Common Shares...............................        $        362        $     (5,795)
                                                                                =======================================
  Net Income (Loss).......................................................        $      1,580        $     (4,962)
  Other Comprehensive Income (Loss), net of tax
    Unrealized Gain on Investments........................................                 155                  23
                                                                                ---------------------------------------
  Comprehensive Income (Loss).............................................        $      1,735        $     (4,939)
                                                                                =======================================
  Income (Loss) per Common Share - Basic..................................        $       0.02        $      (0.29)
                                                                                =======================================
  Income (Loss) per Common Share - Diluted................................        $       0.02        $      (0.29)
                                                                                =======================================
  Common Shares Used in Per Share Calculation
    Basic.................................................................          19,704,943          19,913,395
                                                                                =======================================
    Diluted...............................................................          20,010,970          19,913,395
                                                                                =======================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)
                             (dollars in thousands)
                            (as restated, see Note 6)

                                                                                                                         Additional
                                                     Preferred Stock        Common Stock           Treasury Stock         Paid-In
                                                    Shares      Amount    Shares    Amount       Shares      Amount       Capital
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1999....................... 1,130,000    $  1     21,738,320  $  43      (1,512,719) $ (3,631)     $ 121,845
Exercise of employees' common stock options........                                                  18,000         -             29
Dividends declared or accrued on preferred stock...
Net income.........................................
Unrealized gain on investment......................
Loan repaid by stockholder.........................
Unearned shares in ESOP............................
                                                    --------------------------------------------------------------------------------
Balance at March 31, 2000.......................... 1,130,000    $  1     21,738,320  $  43      (1,494,719) $ (3,631)     $ 121,874
                                                    ================================================================================

                                                        Accumulated Other                        Receivable      Unearned Shares in
                                                         Comprehensive        Accumulated           from                ESOP
                                                         Income (Loss)         Deficit           Stockholder     Shares      Amount
                                                    --------------------------------------------------------------------------------

Balance at December 31, 1999.......................       $   (1,713)          $ (62,560)           $ (795)      (537,515)  $(1,638)
Exercise of employees' common stock options........
Dividends declared or accrued on preferred stock...                               (1,218)
Net income.........................................                                1,580
Unrealized gain on investment......................              155
Loan repaid by stockholder.........................                                                    225
Unearned shares in ESOP............................                                                                (7,000)  $   (24)
                                                    --------------------------------------------------------------------------------
Balance at March 31, 2000..........................       $   (1,558)          $ (62,198)           $ (570)      (544,515)  $(1,662)
                                                    ================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                ----------------------------------------------------
                                                                                          2000                     1999
                                                                                   --------------------------------------------
                                                                                            (as restated, see Note 6)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (loss).............................................................          $  1,580                 $ (4,962)
  Adjustments to reconcile net income (loss) to cash provided by
    (used for) operating activities:
      Depreciation and depletion................................................             5,971                    5,148
      Amortization of financing fees............................................               240                    1,414
      Deferred income taxes.....................................................               939                        -
      Equity in (earnings) loss of affiliate....................................               (40)                      31
      Minority interest.........................................................                 -                       43
      Other.....................................................................               (18)                       -
      Changes in certain assets and liabilities
        Accounts and notes receivable...........................................            (2,595)                    (462)
        Other current assets....................................................                (1)                     390
        Accounts payable and accrued liabilities................................               158                     (554)
                                                                                   --------------------------------------------
  Net Cash Provided By Operating Activities.....................................             6,234                    1,048
                                                                                   --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets..................................................               408                        -
  Additions to property and equipment...........................................            (5,930)                  (1,834)
  Loan made for long-term note receivable.......................................                (3)                     (73)
  Payments received on long-term note receivable................................                 -                       66
                                                                                   --------------------------------------------
  Net Cash Used In Investing Activities.........................................            (5,525)                  (1,841)
                                                                                   --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt and production payment...........            10,555                    4,000
  Fees paid related to financing activities.....................................               (29)                    (931)
  Payments of principal on long-term debt and production payment................            (8,031)                 (48,087)
  Payment of short-term notes payable...........................................                 -                   (2,000)
  Repayment of stockholder loan.................................................               225                       65
  Loan made to ESOP.............................................................               (24)                    (465)
  Proceeds from issuance of preferred and common stock, net of offering costs...                29                   46,342
  Purchase of treasury stock....................................................                 -                   (1,722)
  (Increase) Decrease in restricted cash for payment of notes payable...........               835                     (565)
  Cash dividends paid...........................................................            (1,218)                    (219)
                                                                                   --------------------------------------------
  Net Cash Provided By (Used In) Financing Activities...........................             2,342                   (3,582)
                                                                                   --------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................             3,051                   (4,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................             1,565                    4,853
                                                                                   --------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................          $  4,616                 $    478
                                                                                   ============================================

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

                                                                     Three Months Ended
                                         ----------------------------------------------------------------------------
                                                    March 31, 2000                         March 31, 1999
                                         -------------------------------------   ------------------------------------
                                                                  Per Share                               Per Share
                                           Income      Shares       Amount          Income      Shares     Amount
------------------------------------------------------------------------------   ------------------------------------
                                                            (Thousands, except per share amounts)
                                         ----------------------------------------------------------------------------
Basic EPS
   Income (loss) available to common
     stockholders.......................       $ 362      19,705       $ 0.02       $ (5,795)     19,913    $ (0.29)
                                                                       ======                               ========
Effect of Dilutive Securities
   Warrants.............................           -           -                           -           -
   Options..............................           -         306                           -           -
   Convertible Preferred stock..........           -           -                           -           -
                                               -----------------                    --------------------
Diluted EPS
   Income (loss) available to common
     stockholders and assumed
     conversions........................       $ 362      20,011       $ 0.02       $ (5,795)     19,913    $ (0.29)
                                               ==============================       ================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)

NOTE 3 - RECENT EVENTS

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

     Segment data for the periods ended March 31, 2000 and 1999 follows (in thousands):

                                                          Gas Gathering,
                                          Exploration       Marketing &       Oil Field
   Three Months Ended March 31, 2000:    & Production       Processing        Services     All Other    Elimination    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........     $  21,365      $    3,830          $   198      $     -      $               $  25,393
Intersegment revenues..................                         3,373            1,669            -         (5,042)              -
Depreciation, depletion and
amortization ..........................         5,680             218               68            5                          5,971

Segment profit (loss)..................         8,255             861             (117)        (860)                         8,139
Equity in earnings (losses) of
affiliates.............................                                                          40                             40
Interest expense.......................                                                      (5,736)                        (5,736)
Other income...........................                                                          76                             76
                                                                                                                         -----------
Income before income taxes.............                                                                                  $   2,519
Provision for deferred income taxes....                                                        (939)                          (939)
Minority interest......................                                                                                          -
                                                                                                                         -----------
Net income.............................                                                                                  $   1,580
                                                                                                                         ===========

Segment assets (as of March 31, 2000)..     $ 274,031      $   17,186          $ 4,502      $11,732                      $ 307,451
Equity subsidiary investments
   (as of March 31, 2000)..............                                                       4,195                          4,195
Capital expenditures (net of asset
sales).................................         5,508              13               20           56                          5,597

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)

                                                         Gas Gathering,
                                          Exploration      Marketing &       Oil Field
   Three Months Ended March 31, 1999:    & Production      Processing        Services     All Other    Elimination     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers.........    $  11,321       $   1,626        $   158      $               $     -          $ 13,105
Intersegment revenues...................            -           2,803          1,332           -           (4,135)                -
Depreciation, depletion and
amortization ...........................        4,934             163             47           4                              5,148

Segment profit (loss)...................        1,029             150            671        (584)                             1,266
Equity in earnings (losses) of
affiliates..............................                                                     (31)                               (31)
Interest expense........................                                                  (6,317)                            (6,317)
Other income............................                                                     163                                163
                                                                                                                          ----------
Loss before income taxes................                                                                                   $ (4,919)
Provision for deferred income taxes.....                                                       -                                  -
Minority interest.......................                                                     (43)                               (43)
                                                                                                                          ----------
Net loss................................                                                                                   $ (4,962)
                                                                                                                          ==========

Segment assets (as of December 31, 1999)    $278,652        $  12,416        $ 4,252      $8,702                           $304,022

Equity subsidiary investments
   (as of December 31, 1999)............                                                   4,163                              4,163
Capital expenditures (net of asset
sales)..................................       1,811               16             29           -                              1,856

                          [Rest of page intentionally]

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)

NOTE 5 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly owned subsidiaries, except Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. The Company has concluded that separate financial statements related to the Guarantors are not included because management has determined that they are not material investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and 1999, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                              As of March 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter           Bluebird                            Magnum Hunter
                                                Resources, Inc.        Energy, Inc.                         Resources, Inc.
Amounts in Thousands                          And Guarantor Subs      (Non Guarantor)     Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................      $     16,265           $    4,262        $       -           $   20,527
Property and equipment
  (using full cost accounting)..............           210,860               53,960                -              264,820
Investment in subsidiaries
 (equity method)............................            14,833                    -          (14,833)                   -
Other assets................................            22,578                  460                                22,104
                                                -----------------------------------------------------------------------------
   Total assets.............................      $    264,536           $   58,682        $ (15,767)          $  307,451
                                                =============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................      $     16,583           $      615        $       -           $   17,198
Long-term liabilities.......................           195,654               43,234             (934)             237,954
Shareholders' equity........................            52,299               14,833          (14,833)              52,299
                                                -----------------------------------------------------------------------------
   Total liabilities and shareholders'
     equity.................................      $    264,536           $   58,682        $ (15,767)          $  307,451
                                                =============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)


                             As of December 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter          Bluebird                        Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................       $    14,572         $    3,741      $  (2,601)        $   15,712
Property and equipment
  (using full cost accounting)..............           211,159             54,036                           265,195
Investment in subsidiaries
 (equity method)............................            13,302                  -        (13,302)                 -
Other assets................................            22,605                510                            23,115
                                                ------------------------------------------------------------------------
   Total assets.............................       $   261,638         $   58,287      $ (15,903)        $  304,022
                                                ========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................       $    16,442         $    3,185      $  (2,601)        $   17,026
Long-term liabilities.......................           193,644             41,800                           235,444
Shareholders' equity........................            51,552             13,302        (13,302)            51,552
                                                ------------------------------------------------------------------------
   Total liabilities and shareholders'
     equity.................................       $   261,638         $   58,287      $ (15,903)        $  304,022
                                                ========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                    For the Three Months ended March 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter           Bluebird                       Magnum Hunter
                                               Resources, Inc.        Energy, Inc.                    Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues...................................     $     17,333           $    8,158       $     (98)         $   25,393
Expenses...................................           17,279                5,693             (98)             22,874
                                                -------------------------------------------------------------------------
Income before                                             54                2,465               -               2,519
 Equity in net earnings of subsidiary......            1,531                    -          (1,531)                  -
                                                -------------------------------------------------------------------------
Income before income taxes.................            1,585                2,465          (1,531)              2,519
Income tax provision.......................               (5)                (934)              -                (939)
                                                -------------------------------------------------------------------------
  Net income...............................     $      1,580           $    1,531       $  (1,531)         $    1,580
                                                =========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (Unaudited)

                    For the Three Months ended March 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter           Bluebird                       Magnum Hunter
                                               Resources, Inc.        Energy, Inc.                    Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues...................................     $     11,256           $    1,928       $     (79)         $   13,105
Expenses...................................           14,828                3,318             (79)             18,067
                                                -------------------------------------------------------------------------
Loss before                                           (3,572)              (1,390)              -              (4,962)
  Equity in net loss of subsidiary.........           (1,390)                   -           1,390                   -
                                                -------------------------------------------------------------------------
Loss before income taxes...................           (4,962)              (1,390)          1,390              (4,692)
Income tax provision.......................                -                    -               -                   -
                                                -------------------------------------------------------------------------
  Net loss.................................     $     (4,962)          $   (1,390)      $   1,390          $   (4,962)
                                                =========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                    For the Three Months Ended March 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                  Magnum Hunter          Bluebird                      Magnum Hunter
                                                 Resources, Inc.       Energy, Inc.                   Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........       $     5,897          $     337        $      -        $    6,234
Cash flow provided by investing activities...            (3,853)            (1,672)              -            (5,525)
Cash flow used by financing activities.......             1,007                500             835             2,342
                                                ------------------------------------------------------------------------
Net increase (decrease) in cash..............             3,051               (835)            835             3,051
Cash at beginning of period..................             1,565              2,145          (2,145)            1,565
                                                ------------------------------------------------------------------------
Cash at end of period........................       $     4,616          $   1,310        $ (1,310)       $    4,616
                                                ========================================================================

                    For the Three Months Ended March 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                  Magnum Hunter          Bluebird                      Magnum Hunter
                                                 Resources, Inc.       Energy, Inc.                   Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........      $      206            $     842       $     -          $    1,048
Cash flow provided by investing activities...          (1,564)                (277)            -              (1,841)
Cash flow used by financing activities.......          (3,017)                   -          (565)             (3,582)
                                                ------------------------------------------------------------------------
Net increase (decrease) in cash..............          (4,375)                 565          (565)             (4,375)
Cash at beginning of period..................           4,853                  459          (459)              4,853
                                                ------------------------------------------------------------------------
Cash at end of period........................      $      478            $   1,024       $(1,024)         $      478
                                                ========================================================================

NOTE 6 - RESTATEMENT

     Subsequent to the issuance of the consolidated financial statements for the period ended March 31, 2000, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's
Employee Stock Option Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of income per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement follows:

                                                         As of March 31, 2000              As of December 31, 1999
                                                  ----------------------------------------------------------------------
                                                    As Previously          As           As Previously         As
                                                      Reported          Restated          Reported         Restated
                                                  ----------------------------------------------------------------------
                                                                            ($ in thousands)

Note receivable from affiliate...................        $   673           $   397           $   902         $   398
Total Current Assets.............................         20,803            20,527            16,216          15,712
Deposits and other assets........................          5,748             5,678             5,698           5,663
Deferred tax asset...............................         12,280            12,231            13,351          13,289
Long-term notes receivable,
   net of imputed interest.......................          1,514                 -             1,487               -
Total Assets ....................................        309,360           307,451           306,110         304,022
Additional paid-in capital.......................        121,844           121,874           121,815         121,845
Accumulated other comprehensive  loss............         (1,869)           (1,558)           (2,046)         (1,713)
Accumulated deficit..............................        (62,180)          (62,198)          (62,542)        (62,560)
Receivable from stockholder......................              -              (570)                -            (795)
Unearned common stock in ESOP, at cost
   (544,515 and 537,515 shares, respectively)....              -            (1,662)                -          (1,638)
Total Stockholders' Equity.......................         54,208            52,299            53,640          51,552
Total Liabilities and Stockholders' Equity.......        309,360           307,451           306,110         304,022

                                                                       For the Three Months Ended
                                                  ----------------------------------------------------------------------
                                                            March 31, 2000                     March 31, 1999
                                                   As Previously          As          As Previously          As
                                                      Reported         Restated          Reported         Restated
                                                  ----------------------------------------------------------------------
                                                                            ($ in thousands)
Other Comprehensive Income (Loss), net of tax,
   Unrealized Gain (Loss) on Investments.........      $   177           $   155        $   (128)            $   23
Comprehensive Income (Loss)......................        1,757             1,735          (5,090)            (4,939)

     Net income (loss) per common share and the reported weighted average common shares outstanding changed as follows:

                                                                   For the Three Months Ended
                                         -------------------------------------------------------------------------------
                                                      March 31, 2000                         March 31, 1999
                                         -------------------------------------------------------------------------------
                                            As Previously             As             As Previously           As
                                               Reported            Restated            Reported           Restated
                                         -------------------------------------------------------------------------------
                                                         (In thousands of $, except per share amounts)
Income (Loss) Applicable to Common
     Shares.............................       $   362                $   362          $   (5,795)           $  (5,795)
Income (Loss) Per Common Share
     Basic..............................          0.02                   0.02               (0.29)               (0.29)
     Diluted............................          0.02                   0.02               (0.29)               (0.29)
Common shares used in per shares
    calculation
    Basic...............................    20,242,612             19,704,943          20,282,674           19,913,395
    Diluted.............................    20,548,639             20,010,970          20,282,674           19,913,395


                     [Rest of page intentionally left blank]

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Number                          Description of Exhibit
--------------------------------------------------------

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

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                          March 29, 2001
   --- ---- -- -----
     Gary C. Evans
     President and Chief Executive Officer


By /s/ Chris Tong                                             March 29, 2001
   --- ----- ----
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                      March 29, 2001
    --- ----- -- -------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                     March 29, 2001
   --- ------ -- --------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary