Form 10-Q/A
period 2000-06-30
MAGNUM HUNTER RESOURCES INC
filed 2001-03-29
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-Q/A

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000
                                  -------------

[ ]      Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the Transition Period from .......... to ..........


                     Commission File Number..........1-12508


                          MAGNUM HUNTER RESOURCES, INC.
              Exact name of registrant as specified in its charter


         Nevada                                         87-0462881
         ------                                         ----------
State or other jurisdiction of                IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
                     Address of principal executive offices

                                 (972) 401-0752
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 19,487,388.

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

     Subsequent to the issuance of the consolidated financial statements for the period ended June 30, 2000, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's
Employee Stock Option Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of loss per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported.

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

     On December 31, 1998, the Company through its 100% owned subsidiary, Bluebird, acquired natural gas reserves and associated assets in producing fields located in Oklahoma and Texas for approximately $25 million. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust. Bluebird is an "unrestricted subsidiary", as defined under certain credit agreements, and is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements.

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

     On May 24, 2000, the Company and a major New York Stock Exchange listed company formed a new partnership, Mallard Hunter LP, to acquire certain oil and gas reserves from two of the Company's subsidiaries, including Bluebird. The Company, which is the general partner, received an initial 1% interest in the limited partnership. The Company's partner received an initial 99% interest as a limited partner in the limited partnership for an initial capital contribution of approximately $22.9 million. The limited partnership thereafter purchased approximately 20 billion cubic feet equivalent of proved producing reserves from the Company's subsidiaries for approximately $23.2 million, which represented 99% of the value of such reserves (the Company having contributed 1% of the value for its 1% interest in the limited partnership). The reserves are approximately 60% oil and 40% natural gas. The Company used the net proceeds received from the limited partnership to reduce commercial bank indebtedness on its two existing credit lines. At such time as the limited partner has received distributions from the limited partnership equal to its $23 million initial capital contribution, any subsequent capital contributions and an interest component, the Company's and the limited partner's interests in the limited partnership will thereafter be, respectively, 35% and 65%. The Company accounts for its share of the partnership on the pro rata method of consolidation.

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

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from proved reserves of oil and gas adjusted for income tax effect, and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase. The Company's PV-10 property valuation at June 30, 2000 exceeded the capitalized cost at that date. Significant downward revisions of quantity estimates or significant declines in oil and gas prices which are not offset by other factors could possibly result in write- down for impairment of oil and gas properties in the future.

Results of Operations for the Three Month Periods Ended June 30, 2000 and 1999
------------------------------------------------------------------------------

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

     Revenues from oil field services and international sales were $278,000 in 2000 versus $141,000 in 1999. Operating costs increased to $135,000 in 2000 from $65,000 in 1999. The gross operating margin was $143,000 in 2000 versus $76,000 in 1999. Depreciation and depletion expense increased 2% to $5,566,000 in 2000 versus $5,467,000 in 1999. General and administrative expense was $1,317,000 in 2000, a 104% increase from 1999. Operating profit increased 327% to $10,847,000 in 2000 from $2,539,000 in 1999. Equity in earnings of affiliate, net of income tax, was a profit of $230,000 in 2000 versus a loss of $66,000 in 1999. Other income was $153,000 in 2000 versus $125,000 in 1999. Interest expense increased 16% to $5,691,000 in 2000 from $4,894,000 in 1999. The Company provided for deferred income taxes of $2,011,000 on income of $5,539,000 in 2000 versus no benefit on a loss of $2,296,000 in 1999. The Company reported net income applicable to common shares of $2,452,000, or $0.13 per common share, basic and $0.12 per common share, diluted, in 2000 versus a loss of $3,555,000, or $0.18 per common share, basic and diluted, in 1999. The Company recorded $1,076,000 in dividends on its preferred stock in 2000 versus $1,215,000 in 1999.

Results of Operations for the Six Month Periods Ended June 30, 2000 and 1999
----------------------------------------------------------------------------

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

     Revenues from oil field services and international sales were $476,000 in 2000 versus $299,000 in 1999. Operating costs increased to $250,000 in 2000 from $136,000 in 1999. The gross operating margin was $226,000 in 2000 versus $163,000 in 1999. Depreciation and depletion expense increased nine percent to $11,537,000 in 2000 versus $10,615,000 in 1999. General and administrative expense was $2,271,000 in 2000, a 70% increase from 1999. Operating profit increased 399% to $18,986,000 in 2000 from $3,805,000 in 1999. Equity in earnings of affiliate, net of income tax, was a profit of $270,000 in 2000 versus a loss of $97,000 in 1999. Other income was $229,000 in 2000 versus $288,000 in 1999. Interest expense increased two percent to $11,427,000 in 2000 from $11,211,000 in 1999. The Company provided for deferred income taxes of $2,950,000 on income of $8,058,000 in 2000 versus no benefit on a loss applicable to common shares of $7,215,000 in 1999. The Company reported net income applicable to common shares of $2,814,000, or $0.14 per common share, basic and diluted, in 2000 versus a loss of $9,351,000, or $0.47 per common share, basic and diluted, in 1999. The Company recorded $2,294,000 in dividends on its preferred stock in 2000 versus $2,049,000 in 1999.

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

     For the six months ended June 30, 2000, the Company had a net decrease in cash of $983 thousand. The Company's operating activities provided net cash of $13.5 million, principally from operating income before depreciation and depletion. The Company was provided $8.4 million by investing activities, principally from proceeds from property sales of $25.1 million less additions to property of $14.1 million. Financing activities used $22.9 million of cash, principally for net repayments under the Company's and Bluebird's credit lines with banks and the purchase of the Company's preferred and common stock by Bluebird. The Company also paid $2,657,000 in dividends on preferred stock to such holders.

Capital Requirements
--------------------

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

     Based upon the Company's anticipated level of operations, the Company believes that cash flow from operations together with the availability under the credit facility (approximately $8.0 million available as of June 30, 2000) will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest and dividend payments for the foreseeable future. In addition, Bluebird has availability under its own credit facility (non- recourse to the Company) of approximately $400 thousand as of June 30, 2000 on a borrowing base of $43.5 million. The Company believes that this availability, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as to carry out its capital spending plans in 2000.

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

     The Company  markets  oil and gas for its own  account,  which  exposes the
Company to the attendant commodities risk. A substantial portion of the Company's gas production is currently sold to NGTS, LLC, a 30% owned affiliate, or end- users either on the spot market on a month-to-month basis, at either prevailing spot market prices, or under long-term contracts based on current spot market prices. The Company normally sells its crude oil under month-to-month contracts to a variety of different purchasers.

Hedging Activity
----------------

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At June 30, 2000, the Company had the following open contracts:


          Type               Volume/Month         Duration          Avg. Price
      --------------------------------------------------------------------------
Oil
----
         Swap...........      30,000 Bbl       Jul 00 - Dec 00            $17.60
         Collar.........      30,000 Bbl       Jul 00 - Sep 00    Floor - $18.00
                                                                  Cap   - $24.00
         Collar.........      30,000 Bbl       Jul 00 - Sep 00    Floor - $18.00
                                                                  Cap   - $24.65
         Collar.........      10,000 Bbl       Oct 00 - Dec 00    Floor - $19.00
                                                                  Cap   - $26.21
Gas
---
         Collar ........     300,000 MMBtu     Jul 00 - Oct 00   Floor  - $ 1.80
                                                                 Cap    - $ 2.25

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

Interest Rate Swaps

     At June 30, 2000, the Company had the following open interest rate swap contract:

           Type                   Notional Amount        Termination Date         Pay Rate                Receive Rate
----------------------------------------------------------------------------------------------------------------------------
Pay Variable/Receive Fixed          $50,000,000              06/01/02           LIBOR + 3.69%               10% fixed
                                                                                from 06/01/00 to
                                                                                06/01/02

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                      June 30,         December 31,
                                                                                        2000               1999
                                                                                  --------------------------------------
                                      ASSETS                                         (Unaudited)
                                                                                        (as restated, see Note 6)
Current Assets
  Cash and cash equivalents.....................................................     $       582        $   1,565
  Restricted cash ..............................................................           2,077            2,145
  Accounts receivable
       Trade, net of allowance of $166 for 2000 and 1999........................          15,688           10,203
       Due from affiliates......................................................             261               48
  Notes receivable from affiliate...............................................           1,395              398
  Current portion of long-term notes receivable, net of allowance of $790
    for 2000 and 1999...........................................................              57               57
  Prepaid and other.............................................................           1,708            1,296
                                                                                  --------------------------------------
        Total Current Assets....................................................          21,768           15,712
                                                                                  --------------------------------------
Property, Plant, and Equipment
  Oil and gas properties, full cost method
        Unproved................................................................           6,592            3,567
        Proved..................................................................         335,384          349,510
  Pipelines.....................................................................          12,529           12,462
  Other property................................................................           2,123            1,964
                                                                                  --------------------------------------
  Total Property, Plant and Equipment...........................................         356,628          367,503
        Accumulated depreciation, depletion, amortization and impairment........        (113,848)        (102,308)
                                                                                  --------------------------------------
  Net Property, Plant and Equipment.............................................         242,780          265,195
                                                                                  --------------------------------------
Other Assets
  Deposits and other assets.....................................................           6,396            5,663
  Investment in unconsolidated affiliate........................................           6,155            4,163
  Deferred tax asset ...........................................................           9,814           13,289
                                                                                  --------------------------------------
  Total Assets                                                                       $   286,913        $ 304,022
                                                                                  ======================================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade payables and accrued liabilities........................................     $    14,588        $  15,111
  Dividends payable.............................................................             333              552
  Suspended revenue payable.....................................................           1,633            1,357
  Current maturities of long-term debt..........................................              18                6
                                                                                  --------------------------------------
        Total Current Liabilities...............................................          16,572           17,026
                                                                                  --------------------------------------
Long-Term Liabilities
  Long-term debt -with  recourse, less current maturities.......................         185,030          193,000
  Long-term debt - nonrecourse..................................................          40,600           41,800
  Production payment liability..................................................             408              460
Minority interest...............................................................             184              184
Commitments and Contingencies
Stockholders' Equity
  Preferred  stock - $.001 par  value;  10,000,000  shares  authorized,  216,000 designated as Series A; 80,000 issued and outstanding,
      liquidation amount $0.....................................................               -                -
     1,000,000 designated as 1996 Series A Convertible; 1,000,000 issued and outstanding at December 31, 1999, 1,000,000 purchased and held for remarketing by subsidiary at June 30, 2000, liquidation amount
       $10,000,000..............................................................               1                1
    50,000 designated as 1999 Series A 8% Convertible; 50,000 issued
     and outstanding, liquidation amount $50,000,000............................               -                -
  Common Stock - $.002 par value; 100,000,000 shares authorized,
       21,738,320 shares issued.................................................              43               43
  Additional paid-in capital....................................................         111,839          121,845
  Accumulated other comprehensive income........................................          (1,123)          (1,713)
  Accumulated deficit...........................................................         (59,890)         (62,560)
  Receivable from stockholder...................................................            (670)            (795)
  Unearned common stock in ESOP, at cost (628,431 and 537,515 shares,
    respectively)...............................................................          (1,950)          (1,638)
                                                                                  --------------------------------------
                                                                                           48,250           55,183
  Treasury stock, at cost (1,623,751 and 1,512,719 shares of common stock,
      respectively).............................................................           (4,131)          (3,631)
                                                                                  --------------------------------------
  Total Stockholders' Equity....................................................           44,119           51,552
                                                                                  --------------------------------------
  Total Liabilities and Stockholders' Equity....................................     $    286,913       $  304,022
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

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                              ----------------------------------------------------------------------
                                                                    2000              1999                2000              1999
                                                              ----------------------------------------------------------------------
                                                                                        (as restated, see Note 6)
Operating Revenues:
   Oil and gas sales.........................................     $  23,594         $  13,367           $   44,959       $   24,688
   Gas gathering, marketing and processing...................         4,414             1,851                8,244            3,477
   Oil field services and international sales................           278               141                  476              299
                                                              ----------------------------------------------------------------------
        Total Operating Revenues.............................        28,286            15,359               53,679           28,464
                                                              ----------------------------------------------------------------------

Operating Costs and Expenses:
   Oil and gas production lifting costs......................         4,269             3,624                8,885            6,817
   Production taxes and other costs..........................         2,642             1,712                5,482            3,177
   Gas gathering, marketing and processing...................         3,516             1,306                6,292            2,582
   Oil field services and international sales................           135                65                  250              136
   Depreciation and depletion................................         5,566             5,467               11,537           10,615
   Gain on sale of assets....................................            (6)                -                  (24)               -
   General and administrative................................         1,317               646                2,271            1,332
                                                              ----------------------------------------------------------------------
        Total Operating Costs and Expenses...................        17,439            12,820               34,693           24,659
                                                              ----------------------------------------------------------------------

Operating Profit ............................................        10,847             2,539               18,986            3,805

   Equity in earnings (loss) of affiliate, net of income tax.           230               (66)                 270              (97)
   Other income..............................................           153               125                  229              288
   Interest expense..........................................        (5,691)           (4,894)             (11,427)         (11,211)
                                                              ----------------------------------------------------------------------

Income (Loss) before income tax and minority interest........         5,539            (2,296)               8,058           (7,215)
   Provision for deferred income tax.........................        (2,011)                -               (2,950)               -
                                                              ----------------------------------------------------------------------

Income (Loss) before minority interest.......................         3,528            (2,296)               5,108           (7,215)
   Minority interest in subsidiary earnings .................             -               (44)                   -              (87)
                                                              ----------------------------------------------------------------------

Net Income (Loss)............................................         3,528            (2,340)               5,108           (7,302)

   Dividends Applicable to Preferred Stock...................        (1,076)           (1,215)              (2,294)          (2,049)
                                                              ----------------------------------------------------------------------

Income (Loss) Applicable to Common Shares....................     $   2,452         $  (3,555)          $    2,814       $   (9,351)
                                                              ======================================================================

Net Income (Loss)............................................     $   3,528         $  (2,340)          $    5,108       $   (7,302)

Other Comprehensive Income (Loss), net of tax
   Unrealized Gain (Loss) on Investments.....................           435              (113)                 590              (89)
                                                              ----------------------------------------------------------------------
Comprehensive Income (Loss)..................................     $   3,963         $  (2,453)          $    5,698       $   (7,391)
                                                              ======================================================================

Income (Loss) per Common Share - Basic.......................     $    0.13         $   (0.18)          $     0.14       $    (0.47)
                                                              ======================================================================

Income (Loss) per Common Share - Diluted.....................     $    0.12         $   (0.18)          $     0.14            (0.47)
                                                              ======================================================================
Common Shares Used in Per Share Calculation
   Basic.....................................................    19,575,786        19,695,639           19,640,365        19,803,915
                                                              ======================================================================
   Diluted...................................................    29,944,340        19,695,639           20,215,751        19,803,915
                                                              ======================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 2000
                                   (Unaudited)
                             (dollars in thousands)
                            (as restated, see Note 6)

                                                                                                                         Additional
                                                      Preferred Stock         Common Stock         Treasury Stock         Paid-In
                                                    Shares      Amount     Shares      Amount    Shares      Amount       Capital
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1999.......................  1,130,000    $  1    21,738,320    $ 43    (1,512,719)  $(3,631)     $ 121,845
   Purchase of preferred stock by subsidiary....... (1,000,000)      -                                                      (10,035)
   Exercise of employees' common stock options.....                                                 18,000         -             29
   Purchase of treasury stock......................                                               (129,032)     (500)
   Dividends declared or accrued on preferred stock
   Net income......................................
   Unrealized gain on investment...................
   Repayment of loan by stockholder................
   Unearned shares in ESOP.........................

                                                   ---------------------------------------------------------------------------------
Balance at June 30, 2000...........................    130,000    $  1    21,738,320    $ 43    (1,623,751)  $(4,131)     $ 111,839
                                                   =================================================================================

                                                       Accumulated Other                     Receivable        Unearned shares in
                                                        Comprehensive       Accumulated         from                  ESOP
                                                        Income (Loss)        Deficit         Stockholder      Shares        Amount
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1999........................      $   (1,713)       $ (62,560)        $   (795)      (537,515)      $(1,638)
   Purchase of preferred stock by subsidiary........
   Exercise of employees' common stock options......
   Purchase of treasury stock.......................
   Dividends declared or accrued on preferred stock.                           (2,438)
   Net income.......................................                            5,108
   Unrealized gain on investment....................             590
   Repayment of loan by stockholder.................                                               125
   Unearned shares in ESOP..........................                                           (90,916)
                                                                                                                            $  (312)
                                                       -----------------------------------------------------------------------------
Balance at June 30, 2000............................      $   (1,123)       $ (59,890)        $   (670)      (628,431)      $(1,950)
                                                       =============================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               Six Months Ended
                                                                                                  June 30,
                                                                                   -------------------------------------------------
                                                                                          2000                  1999
                                                                                   -------------------------------------------------
                                                                                          (as restated, see Note 6)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)............................................................       $     5,108          $     (7,302)
   Adjustments to reconcile net income (loss) to cash provided by
   (used for) operating activities:
        Depreciation and depletion..............................................            11,537                10,615
        Amortization of financing fees..........................................               575                 1,611
        Deferred income taxes...................................................             2,950                     -
        Equity in unconsolidated affiliate......................................              (270)                   97
        Minority interest.......................................................                 -                    87
        Gain on sale of assets..................................................               (24)                    -
        Changes in certain assets and liabilities
              Accounts and notes receivable.....................................            (5,698)               (3,114)
              Other current assets..............................................              (412)                  486
              Accounts payable and accrued liabilities..........................              (247)               (3,830)
                                                                                   -------------------------------------------------
   Net Cash Provided By (Used In) Operating Activities..........................            13,519                (1,350)
                                                                                   -------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets.................................................            25,056                     -
   Additions to property and equipment..........................................           (14,080)              (40,825)
   Loan made for promissory note receivable.....................................            (1,000)                  (73)
   Payments received on promissory note receivable .............................                 3                    66
   Investment in unconsolidated affiliate.......................................            (1,590)                    -
                                                                                   -------------------------------------------------
   Net Cash Provided By (Used In) Investing Activities..........................             8,389               (40,832)
                                                                                   -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment..........            33,556                78,000
   Fees paid related to financing activities....................................              (399)               (1,659)
   Payments of principal on long-term debt and production payment...............           (42,766)              (79,070)
   Payment of short-term notes payable .........................................                 -                (2,000)
   Repayment of stockholder loan................................................               125                    65
   Loan made to ESOP............................................................              (312)                 (465)
   Proceeds from issuance of common and preferred stock, net of offering costs..                29                46,302
   Purchase of preferred stock by subsidiary ...................................           (10,035)                    -
   Purchase of treasury stock ..................................................              (500)               (1,722)
   (Increase) decrease in restricted cash for payment of notes payable .........                68                  (517)
   Cash dividends paid..........................................................            (2,657)                 (438)
                                                                                   -------------------------------------------------
   Net Cash Provided By (Used In) Financing Activities..........................           (22,891)               38,496
                                                                                   -------------------------------------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................              (983)               (3,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................             1,565                 4,853
                                                                                   -------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................       $       582          $      1,167
                                                                                   =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest expense...........................................            11,075                 9,654
                                                                                   =================================================

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

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird, are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each Guarantor and Bluebird (See Note 5). Except for Bluebird, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

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

                                                                     Three Months Ended
                                        -----------------------------------------------------------------------------
                                                    June 30, 2000                           June 30, 1999
                                        -------------------------------------   -------------------------------------
                                                                  Per Share                               Per Share
                                           Income      Shares      Amount           Loss       Shares      Amount
-----------------------------------------------------------------------------   -------------------------------------
                                                            (Thousands, except per share amounts)
                                                    -------------------------   -------------------------------------
Basic EPS
   Income (loss) available to common
     stockholders.......................$      2,452      19,576   $     0.13   $      (3,555)    19,696  $    (0.18)
                                                                   ===========                            ===========
Effect of Dilutive Securities
   Warrants.............................           -           -                            -          -
   Options..............................           -         844                            -          -
   Convertible Preferred stock..........       1,000       9,524                            -          -
                                        ------------------------                -------------------------
Diluted EPS
   Income (loss) available to common
     stockholders and assumed
     conversions........................$      3,452      29,944   $     0.12   $      (3,555)    19,696  $    (0.18)
                                        ---------------------------===========  --------------------------===========

                                                                      Six Months Ended
                                        -----------------------------------------------------------------------------
                                                   June 30, 2000                           June 30, 1999
                                        -----------------------------------------------------------------------------
                                                                 Per Share                                Per Share
                                           Income      Shares      Amount           Loss       Shares      Amount
                                        ------------------------------------   --------------------------------------
                                                            (Thousands, except per share amounts)
                                                    ------------------------   --------------------------------------
Basic EPS
   Income (loss) available to common
     stockholders.......................$      2,814      19,640  $     0.14    $   (9,351)     19,804   $    (0.47)
                                                                  ===========                            ============
Effect of Dilutive Securities
   Warrants.............................           -           -                         -          -
   Options..............................           -         576                         -          -
   Convertible Preferred stock..........           -           -                         -          -
                                        -------------------------               -----------------------
Diluted EPS
   Income (loss) available to common
     stockholders and assumed
     conversions........................$      2,814      20,216  $     0.14    $   (9,351)     19,804   $    (0.47)
                                        --------------------------===========----------------------------============

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

     On May 24, 2000, the Company entered into a strategic alliance with another entity and formed a new partnership, Mallard Hunter LP, to acquire certain oil and gas reserves from two of the Company's subsidiaries, including Bluebird. The Company, which is the general partner, received an initial 1% interest in the limited partnership. The Company's partner received an initial 99% interest as a limited partner in the limited partnership for an initial capital contribution of approximately $22.9 million. The limited partnership thereafter purchased approximately 20 billion cubic feet equivalent of proved producing reserves from the Company's subsidiaries for approximately $23.2 million, which represented 99% of the value of such reserves (the Company having contributed 1% of the value for its 1% interest in the limited partnership). The reserves are approximately 60% oil and 40% natural gas. The Company used the net proceeds received from the limited partnership to reduce commercial bank indebtedness on its two existing credit lines. At such time as the limited partner has received distributions from the limited partnership equal to its $23 million initial capital contribution, any subsequent capital contributions and an interest component, the Company's and the limited partner's interests in the limited partnership will thereafter be, respectively, 35% and 65%. The Company accounted for the transaction as a sale of assets and applied the proceeds to its full cost pool. The Company accounts for its share of the partnership on the pro rata method of consolidation.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

     Segment data for the three and six month periods ended June 30, 2000 and 1999 are as follows (in thousands):

                                                          Gas Gathering,
                                           Exploration &   Marketing &    Oil Field
   Three Months Ended June 30, 2000:        Production     Processing     Services     All Other    Elimination    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers...........   $    23,594     $  4,414      $    270      $     8     $               $   28,286
Intersegment revenues.....................                      4,323         1,602            -       (5,925)                -
Depreciation, depletion and amortization..         5,271          219            72            4                          5,566

Segment profit (loss).....................         9,958          562         1,297         (970)                        10,847
Equity in earnings (losses) of affiliates.                                                   230                            230
Interest expense..........................                                                (5,691)                        (5,691)
Other income..............................                                                   153                            153
                                                                                                                     ---------------
Income before income taxes................                                                                           $    5,539
Provision for deferred income taxes.......                                                 2,011                          2,011
Minority interest.........................                                                                                    -
                                                                                                                     ---------------
Net income................................                                                                           $    3,528
                                                                                                                     ===============

Capital expenditures (net of asset sales).       (16,635)          54            83            -                        (16,498)

                                                              Gas Gathering,
                                            Exploration &      Marketing &        Oil Field
   Three Months Ended June 30, 1999:         Production        Processing         Services    All Other  Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers...........   $    13,367$      $   1,851          $  141      $     -      $      -      $   15,359
Intersegment revenues.....................             -           3,368           1,391            -        (4,759)              -
Depreciation, depletion and amortization..         5,251             163              49            4                         5,467

Segment profit (loss).....................         2,052             321             821         (655)                        2,539
Equity in earnings (losses) of affiliates.                                                        (66)                          (66)
Interest expense..........................                                                     (4,894)                       (4,894)
Other income..............................                                                        125                           125
                                                                                                                         -----------
Loss before income taxes..................                                                                               $   (2,296)
Benefit for deferred income taxes.........                                                          -                             -
Minority interest.........................                                                        (44)                          (44)
                                                                                                                         -----------
Net loss..................................                                                                               $   (2,340)
                                                                                                                         ===========

Capital expenditures (net of asset sales..   $    38,897       $      14          $  103       $    -                    $   39,014

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                                                            Gas Gathering,
                                          Exploration &      Marketing &        Oil Field
    Six Months Ended June 30, 2000:       Production         Processing         Services    All Other   Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........... $    44,959         $   8,244        $   468       $     8    $             $     53,679
Intersegment revenues.....................                         7,696          3,271             -      (10,967)               -
Depreciation, depletion and amortization..      10,951               437            140             9                        11,537

Segment profit (loss).....................      18,213             1,423          1,180        (1,830)                       18,986
Equity in earnings (losses) of affiliates.                                                        270                           270
Interest expense..........................                                                    (11,427)                      (11,427)
Other income..............................                                                        229                           229
                                                                                                                       -------------
Income before income taxes................                                                                             $      8,058
Provision for deferred income taxes.......                                                     (2,950)                       (2,950)
Minority interest.........................                                                                                        -
                                                                                                                       -------------
Net income................................                                                                             $      5,108
                                                                                                                       =============

Capital expenditures (net of asset sales).     (11,202)               67            103            56                       (10,976)

                                                                 Gas Gathering,
                                            Exploration &        Marketing &    Oil Field
    Six Months Ended June 30, 1999:         Production           Processing     Services     All Other   Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers...........      $ 24,688           $  3,477     $   299       $     -     $      -      $    28,464
Intersegment revenues.....................             -              6,171       2,723             -       (8,894)               -
Depreciation, depletion and amortization..        10,185                326          96             8                        10,615

Segment profit (loss).....................         3,081                471       1,492        (1,239)                        3,805
Equity in earnings (losses) of affiliates.                                                        (97)                          (97)
Interest expense..........................                                                    (11,211)                      (11,211)
Other income..............................                                                        288                           288
                                                                                                                        ------------
Loss before income taxes..................                                                                              $    (7,215)
Benefit for deferred income taxes ........                                                          -                             -
Minority interest.........................                                                        (87)                          (87)
                                                                                                                        ------------
Net loss..................................                                                                              $    (7,302)
                                                                                                                        ============

Capital expenditures (net of asset sales..      $ 40,708           $     30     $   132       $     -                   $    40,870

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                                                              Gas Gathering,
                                            Exploration &     Marketing &       Oil Field
          As of June 30, 2000:              Production        Processing        Services     All Other   Elimination   Consolidated
          --------------------              ----------        ----------        ---------    ---------   -----------   ------------
Segment assets..........................     $ 252,061         $ 17,893         $   8,424     $ 8,535                   $ 286,913
Equity subsidiary investments...........                                                        6,155                       6,155

        As of December 31, 1999:
Segment assets..........................     $ 278,652         $ 12,416         $   4,252     $ 8,702                   $ 304,022
Equity subsidiary investments...........                                                        4,163                       4,163

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

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                               As of June 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter
                                               Resources, Inc.         Bluebird                        Magnum Hunter
                                              And Guarantor Subs     Energy, Inc.      Eliminations   Resources, Inc.
Amounts in Thousands                         ---------------------  (Non Guarantor)   ---------------   Consolidated
---------------------------------------------                     --------------------               -------------------
ASSETS
Current assets..............................    $      16,453        $         5,315    $      -        $    21,768
Property and equipment
  (using full cost accounting)..............          196,634                 46,146           -            242,780
Investment in subsidiaries
  (equity method)...........................           17,644                      -     (17,644)                 -
Investment in parent's preferred and
   common stock.............................                -                 10,535     (10,535)                 -
                                                           24                    584      (2,647)                 5
Other assets................................
                                                ----------------------------------------------------------------------
   Total assets.............................    $     255,159        $        62,580    $(30,826)       $   286,913
                                                ======================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................    $      14,883        $         1,689    $      -        $    16,572
Long-term liabilities.......................          185,622                 43,247      (2,647)           226,222

Shareholders' equity........................           54,654                 17,644     (28,179)            44,119
                                                ----------------------------------------------------------------------
   Total liabilities and shareholders' equity   $     255,159        $        62,580    $(30,826)       $   286,913
                                                ======================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                             As of December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter
                                               Resources, Inc.         Bluebird                        Magnum Hunter
                                              And Guarantor Subs     Energy, Inc.      Eliminations   Resources, Inc.
Amounts in Thousands                         ---------------------  (Non Guarantor)   ---------------   Consolidated
---------------------------------------------                     --------------------               -------------------
ASSETS
Current assets..............................   $         14,572      $        3,741      $   (2,601)    $      15,712
Property and equipment                                                                            -
  (using full cost accounting)..............            211,159              54,036                           265,195
Investment in subsidiaries
 (equity method)............................             13,302                   -         (13,302)                -

Other assets................................             22,605                 510               -            23,115
                                             ---------------------------------------------------------------------------
   Total assets.............................   $        261,638      $       58,287     $   (15,903)   $      304,022
                                             ===========================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................   $         16,442      $        3,185     $    (2,601)   $       17,026
Long-term liabilities.......................            193,644              41,800               -           235,444

Shareholders' equity........................             51,552              13,302         (13,302)           51,552
                                             ---------------------------------------------------------------------------
   Total liabilities and shareholders' equity  $        261,638      $       58,287     $   (15,903)   $      304,022
                                             ===========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                    For the Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------

                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------

Revenues...................................     $      17,907           $   10,494      $   (115)       $    28,286
Expenses...................................            16,893                5,969          (115)            22,747
                                           ---------------------------------------------------------------------------

Income before                                           1,014                4,525             -              5,539
  Equity in net earnings of subsidiary.....             2,812                    -        (2,812)                 -
                                           ---------------------------------------------------------------------------

Income before income taxes.................             3,826                4,525        (2,812)             5,539
Income tax provision.......................              (298)              (1,713)            -             (2,011)
                                           ---------------------------------------------------------------------------

  Net income...............................     $       3,528           $    2,812      $ (2,812)       $     3,528
                                           ===========================================================================

                    For the Three Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------

Revenues...................................     $      12,255           $   3,167       $   (63)        $    15,359
Expenses...................................            14,635               3,127           (63)             17,699
                                           ---------------------------------------------------------------------------

Loss before                                            (2,380)                 40             -              (2,340)
   Equity in net earnings of subsidiary....                40                   -           (40)                  -
                                           ---------------------------------------------------------------------------

Loss before income taxes...................            (2,340)                 40           (40)             (2,340)
Income tax provision.......................                 -                   -             -                   -
                                           ---------------------------------------------------------------------------

  Net loss.................................     $      (2,340)          $      40       $   (40)        $    (2,340)
                                           ===========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                     For the Six Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------

                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------

Revenues...................................     $    35,240             $   18,652      $   (213)       $     53,679
Expenses...................................          34,172                 11,622          (213)             45,621
                                           ---------------------------------------------------------------------------

Income before                                         1,068                  6,990             -               8,058
   Equity in net earnings of subsidiary....           4,343                      -        (4,343)                  -
                                           ---------------------------------------------------------------------------

Income before income taxes.................           5,411                  6,990        (4,343)              8,058
Income tax provision.......................            (303)                (2,647)            -              (2,950)
                                           ---------------------------------------------------------------------------

  Net income...............................     $     5,108             $    4,343      $ (4,343)       $      5,108
                                           ===========================================================================


                     For the Six Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------

                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------

Revenues...................................     $     23,511            $   5,095       $   (142)       $     28,464
Expenses...................................           29,463                6,445           (142)             35,766
                                           ---------------------------------------------------------------------------

Loss before                                           (5,952)              (1,350)             -              (7,302)
   Equity in net loss......................           (1,350)                   -          1,350                   -
                                           ---------------------------------------------------------------------------

Income before income taxes.................           (7,302)              (1,350)         1,350              (7,302)
Income tax provision.......................                -                    -              -                   -
                                           ---------------------------------------------------------------------------

  Net loss.................................     $     (7,302)           $  (1,350)      $  1,350        $     (7,302)
                                           ===========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                     For the Six Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities..........   $      5,927            $    7,592      $      -        $    13,519
Cash flow provided by investing activities...          4,139                 4,250             -              8,389
Cash flow used by financing activities.......        (11,049)              (11,910)           68            (22,891)
                                             -------------------------------------------------------------------------

Net increase (decrease) in cash..............           (983)                  (68)           68               (983)
Cash at beginning of period..................          1,565                 2,145        (2,145)             1,565
                                             -------------------------------------------------------------------------

Cash at end of period........................   $        582            $    2,077      $ (2,077)       $       582
                                             =========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                     For the Six Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities..........   $     (2,704)           $    1,354      $       -       $    (1,350)
Cash flow provided by investing activities...        (25,117)              (17,565)         1,850           (40,832)
Cash flow used by financing activities.......         24,135                16,728         (2,367)           38,496
                                             -------------------------------------------------------------------------

Net increase (decrease) in cash..............         (3,686)                  517           (517)           (3,686)
Cash at beginning of period..................          4,853                   459           (459)            4,853
                                             -------------------------------------------------------------------------

Cash at end of period........................   $      1,167            $      976      $    (976)      $     1,167
                                             =========================================================================

NOTE 6 - RESTATEMENT

     Subsequent to the issuance of the consolidated financial statements for the period ended June 30, 2000, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's
Employee Stock Option Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of income per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement follows:

                                                        As of June 30, 2000               As of December 31, 1999
                                               ------------------------------------------------------------------------
                                                 As Previously           As           As Previously          As
                                                    Reported          Restated          Reported          Restated
                                               ------------------------------------------------------------------------

                                                                           ($ in thousands)

Note receivable from affiliate.................     $       1,801       $      1,395     $        902      $        398
Total Current Assets...........................            22,174             21,768           16,216            15,712
Deposits and other assets......................             6,566              6,396            5,698             5,663
Deferred tax asset.............................             9,825              9,814           13,351            13,289
Long-term notes receivable,
   net of imputed interest.....................             1,772                  -            1,487                 -
Total Assets ..................................           289,272            286,913          306,110           304,022
Additional paid-in capital.....................           111,809            111,839          121,815           121,845
Accumulated other comprehensive
   loss........................................            (1,372)            (1,123)          (2,046)           (1,713)
Accumulated deficit............................           (59,872)           (59,890)         (62,542)          (62,560)
Receivable from stockholder....................                 -               (670)               -             (795)
Unearned common stock in ESOP, at cost                          -
   (628,431 and 537,515 shares, respectively)..                               (1,950)               -           (1,638)
Total Stockholders' Equity.....................            46,478             44,119           53,640            51,552
Total Liabilities and Stockholders' Equity.....           289,272            286,913          306,110           304,022

               MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000
                                   (Unaudited)

                                                                   For the Three Months Ended
                                          -----------------------------------------------------------------------------
                                             June 30, 2000       June 30, 2000      June 30, 1999      June 30, 1999
                                             As Previously            As            As Previously           As
                                                Reported           Restated           Reported           Restated
                                          -----------------------------------------------------------------------------
                                                                        ($ in thousands)
Other Comprehensive Income (Loss),
   net of tax, Unrealized Loss on
   Investments............................      $      497         $      435        $     (129)        $     (113)
Comprehensive Income (Loss)...............           4,025              3,963            (2,469)            (2,453)

                                                                    For the Six Months Ended
                                          -----------------------------------------------------------------------------
                                             June 30, 2000       June 30, 2000      June 30, 1999      June 30, 1999
                                             As Previously            As            As Previously           As
                                                Reported           Restated           Reported           Restated
                                          -----------------------------------------------------------------------------
                                                                        ($ in thousands)
Other Comprehensive Income (Loss),
   net of tax, Unrealized Loss on
   Investments............................      $       674          $     590         $    (256)         $     (89)
Comprehensive Income (Loss)...............            5,782              5,698            (7,558)            (7,391)

     Net income (loss) per common share and the reported weighted average common shares outstanding changed as follows:

                                                                       For the Three Months Ended
                                                 ----------------------------------------------------------------------
                                                            June 30, 2000                      June 30, 1999
                                                 ----------------------------------------------------------------------
                                                   As Previously          As           As Previously          As
                                                      Reported         Restated          Reported          Restated
                                                 ----------------------------------------------------------------------
                                                             (In thousands of $, except per share amounts)

Income (Loss) Applicable to Common Shares........    $     2,452        $    2,452       $    (3,555)     $   (3,555)
Income (Loss) Per Common Share
   Basic.........................................           0.12              0.13             (0.18)          (0.18)
   Diluted.......................................           0.11              0.12             (0.18)          (0.18)
Common shares used in per shares calculation
   Basic.........................................     20,191,137        19,575,786        20,100,862      19,695,639
   Diluted.......................................     30,559,691        29,944,340        20,100,862      19,695,639

                                                                        For the Six Months Ended
                                                 ----------------------------------------------------------------------
                                                            June 30, 2000                      June 30, 1999
                                                 ----------------------------------------------------------------------
                                                   As Previously          As           As Previously          As
                                                      Reported         Restated          Reported          Restated
                                                 ----------------------------------------------------------------------
                                                             (In thousands of $, except per share amounts)

Income (Loss) Applicable to Common Shares........     $     2,814       $    2,814       $    (9,351)      $   (9,351)
Income (Loss) Per Common Share
   Basic.........................................            0.14             0.14             (0.46)           (0.47)
   Diluted.......................................            0.14             0.14             (0.46)           (0.47)
Common shares used in per shares calculation
   Basic.........................................      20,216,875       19,640,365        20,191,265       19,803,915
   Diluted.......................................      20,792,260       20,215,751        20,191,265       19,803,915

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Number        Description of Exhibit

3.1 & 4.1     Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
              33-30298-D)
3.2 & 4.2     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended
              December 31, 1990)
3.3 & 4.3     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
              Form SB-2, File No. 33-66190)
3.4 & 4.4     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
              Form S-3, File No. 333-30453)
3.5 & 4.5     By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190)
3.6 & 4.6     Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated
              December 26, 1996, filed January 3, 1997)
3.7 & 4.7     Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock
              (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
3.8 & 4.8     Certificate of Designation for 1999 Series A 8% Convertible Preferred Stock (Incorporated by reference to Form
              8-K, dated February 3, 1999, filed February 11, 1999)
4.9           Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to Registration
              Statement on Form S-4, File No. 333-2290)
4.10          Supplemental  Indenture  dated  January  27, 1999  between  Magnum
              Hunter  Resources,  the  subsidiary  guarantors  named therein and
              First  Union   National  Bank  of  North   Carolina,   as  Trustee
              (Incorporated  by reference  to Form 10-K for the fiscal  year-end
              December 31, 1998 filed April 14, 1999)
4.11          Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form S-4, File No.
              333-2290)
10.1          Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources, Inc. and
              Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form S-4, File No.
              333-2290)
10.2          First Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter
              Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on
              Form S-4, File No. 333-2290)
10.3          Second Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum
              Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.4          Third Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter
              Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the fiscal year-
              end December 31, 1998 filed April 14, 1999)
10.5          Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1999 filed March 30, 2000)
10.6          Employment Agreement for Matthew C. Lutz (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1999 filed March 30, 2000)
10.7          Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1999 filed March 30, 2000)
10.8          Stock Purchase  Agreement among Magnum Hunter Resources,  Inc. and
              Trust Company of the West and TCW Asset Management Company, in the
              capacities described herein, TCW Debt and Royalty Fund IVB and TCW
              Debt  and  Royalty  Fund  IVC,   dated  as  of  December  6,  1996
              (Incorporated  by reference  to Form 8-K dated  December 26, 1996, filed January 3, 1997)


10.9          Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas Company,
              Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated April
              30, 1997, filed May 12, 1997)
10.10         Purchase and Sale Agreement between Magnum Hunter Resources, Inc. , NGTS, et al., dated December 17, 1997
              (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)
10.11         Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc. and Unocal
              Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.12         Stock Purchase Agreement dated February 3, 1999 between ONEOK Resources Company and Magnum Hunter
              Resources, Inc. (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11, 1999)
10.13         Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to
              Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000)
27*           Financial Data Schedule

* Filed herewith.

(B) Form 8-K's - None

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                      March 29, 2001
  -----------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                         March 29, 2001
  -----------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                  March 29, 2001
    ---------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                 March 29, 2001
   ----------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary