Form 10-Q/A
period 2000-09-30
MAGNUM HUNTER RESOURCES INC
filed 2001-03-29
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-Q/A

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000
                               ------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2000: 23,449,605.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 Magnum Hunter Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                                   September 30,          December 31,
                                                                                        2000                 1999
                                                                                   (unaudited)
                                                                                  --------------------------------------
                                      ASSETS                                             (as restated, see Note 8)
Current Assets
     Cash and cash equivalents..................................................  $        1,269           $   1,565
     Restricted cash ...........................................................           2,151               2,145
     Accounts receivable
          Trade, net of allowance of $166 for 2000 and 1999.....................          21,356              10,203
          Due from affiliates...................................................             132                  48
     Notes receivable from affiliate............................................             394                 398
     Current portion of long-term notes receivable, net of allowance of $790
                      for 2000 and 1999.........................................              57                  57
     Prepaid and other..........................................................           1,443               1,296
                                                                                  --------------------------------------

           Total Current Assets.................................................          26,802              15,712
                                                                                  --------------------------------------

Property, Plant, and Equipment
     Oil and gas properties, full cost method
           Unproved.............................................................          12,354               3,567
           Proved...............................................................         328,397             349,510
     Pipelines..................................................................          12,569              12,462
     Other property.............................................................           2,277               1,964
                                                                                  --------------------------------------
     Total Property, Plant and Equipment........................................         355,597             367,503
           Accumulated depreciation, depletion, amortization and impairment.....        (119,248)           (102,308)
                                                                                  --------------------------------------
     Net Property, Plant and Equipment..........................................         236,349             265,195
                                                                                  --------------------------------------
Other Assets
     Deposits and other assets, net of allowance of $76 and $78
       for 2000 and 1999........................................................           7,477               5,663
     Investment in unconsolidated affiliate.....................................           6,830               4,163
     Deferred tax asset ........................................................           6,340              13,289
                                                                                  --------------------------------------
     Total Assets...............................................................  $      283,798           $ 304,022
                                                                                  ======================================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables and accrued liabilities.....................................  $       22,778           $  15,111
     Dividends payable..........................................................             333                 552
     Suspended revenue payable..................................................           1,748               1,357
     Current maturities of long-term debt, with recourse........................              18                   6
                                                                                  --------------------------------------
           Total Current Liabilities............................................          24,877              17,026
                                                                                  --------------------------------------
Long-Term Liabilities
     Long-term debt, with recourse, less current maturities.....................         171,525             193,000
     Long-term debt, non recourse, less current maturities......................          37,500              41,800
     Production payment liability...............................................             384                 460
     Minority interest..........................................................             184                 184
Stockholders' Equity
     Preferred stock - $.001 par value;  10,000,000 shares  authorized, 216,000 designated as Series A; 80,000 issued and outstanding,
           liquidation amount $0................................................               -                   -
            1,000,000 designated as 1996 Series A Convertible; 1,000,000 issued and outstanding at December 31, 1999,  1,000,000  purchased and held for  remarketing  by  subsidiary  at September  30, 2000,
              liquidation at $10,000,000........................................               1                   1
         50,000 designated as 1999 Series A 8% Convertible; 50,000 issued and
           outstanding, liquidation amount $50,000,000..........................               -                   -
     Common Stock - $.002 par value; 100,000,000 shares authorized,
              21,755,262 and 21,738,320 shares issued, respectively.............              44                  43
     Additional paid-in capital.................................................         112,119             121,845
     Accumulated other comprehensive loss.......................................            (298)             (1,713)
     Accumulated deficit........................................................         (56,016)            (62,560)
     Receivable from stockholder................................................            (442)               (795)
     Unearned common stock in ESOP (628,431 and 537,515 shares, respectively)...          (1,950)             (1,638)
                                                                                  --------------------------------------
                                                                                          53,458              55,183
     Treasury stock, at cost (1,567,151 and 1,512,719 shares of
       common stock, respectively)..............................................          (4,130)             (3,631)
                                                                                  --------------------------------------
     Total Stockholders' Equity.................................................          49,328              51,552
                                                                                  --------------------------------------
     Total Liabilities and Stockholders' Equity.................................  $      283,798           $ 304,022
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

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                              ----------------------------------------------------------------------
                                                                     2000               1999            2000               1999
                                                              ----------------------------------------------------------------------
                                                                                    (as restated, see Note 8)
Operating Revenues:
   Oil and gas sales.........................................    $    24,995        $     17,575        $     69,954    $   42,263
   Gas gathering, marketing and processing...................          5,300               2,039              13,544         5,516
   Oil field services and international sales................            394                 250                 870           549
                                                              ----------------------------------------------------------------------
        Total Operating Revenues.............................         30,689              19,864              84,368        48,328
                                                              ----------------------------------------------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs......................          3,456               4,235              12,341        11,052
   Production taxes and other costs..........................          3,004               2,327               8,486         5,504
   Gas gathering, marketing and processing...................          4,266               1,442              10,558         4,024
   Oil field services and international sales................            200                  98                 450           234
   Depreciation and depletion................................          5,398               5,768              16,935        16,383
   Gain on sale of assets....................................             (4)               (228)                (28)         (228)
   General and administrative................................          1,125                 683               3,396         2,015
                                                              ----------------------------------------------------------------------
        Total Operating Costs and Expenses...................         17,445              14,325              52,138        38,984
                                                              ----------------------------------------------------------------------

Operating Profit ............................................         13,244               5,539              32,230         9,344
   Equity in earnings (loss) of affiliate, net of income tax.             92                  (3)                362          (100)
   Other income..............................................            165                  53                 394           341
   Interest expense..........................................         (5,712)             (5,377)            (17,139)      (16,588)
                                                              ----------------------------------------------------------------------

Income (Loss) before income tax and minority interest........          7,789                 212              15,847        (7,003)
   Provision for deferred income tax.........................         (2,915)                  -              (5,865)            -
                                                              ----------------------------------------------------------------------

Income (Loss) before minority interest.......................          4,874                 212               9,982        (7,003)
   Minority interest in subsidiary earnings .................              -                   1                   -           (86)
                                                              ----------------------------------------------------------------------

Net Income (Loss)............................................          4,874                 213               9,982        (7,089)
   Dividends Applicable to Preferred Stock...................         (1,000)             (1,241)             (3,294)       (3,291)
                                                              ----------------------------------------------------------------------


Income (Loss) Applicable to Common Shares....................    $     3,874        $     (1,028)       $      6,688    $  (10,380)
                                                              ======================================================================

Net Income (Loss)............................................    $     4,874        $        213        $      9,982    $   (7,089)
Other Comprehensive Income (Loss), net of tax
   Unrealized Gain (Loss) on Investments.....................            825                (226)              1,415          (315)
                                                              ----------------------------------------------------------------------

Comprehensive Income (Loss)..................................          5,699        $        (13)       $     11,397    $   (7,404)
                                                              ======================================================================

Income (Loss) per Common Share - Basic.......................    $      0.20        $      (0.05)       $       0.34    $    (0.53)
                                                              ======================================================================
Income (Loss) per Common Share - Diluted.....................    $      0.15        $      (0.05)       $       0.32    $    (0.53)
                                                              ======================================================================

Common Shares Used in Per Share Calculation..................
     Basic...................................................     19,502,384          19,701,203          19,594,012    19,769,302
                                                              ======================================================================
     Diluted.................................................     32,159,978          19,701,203          30,546,007    19,769,302
                                                              ======================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     For the Period Ended September 30, 2000
                                   (Unaudited)
                             (dollars in thousands)
                            (as restated, see Note 8)

                                                                                                                   Additional
                                                  Preferred Stock       Common Stock           Treasury Stock       Paid-In
                                                  Shares     Amount   Shares      Amount    Shares       Amount     Capital
                                                 -------------------------------------------------------------------------------
Balance at December 31, 1999..................... $ 1,130,000  $ 1    21,738,320   $ 43     (1,512,719)  $ (3,631)   $   121,845
   Purchase of preferred stock by subsidiary.....                                                                        (10,035)
   Exercise of employees' common stock options...                         16,942      1         74,600          1            309
   Purchase of treasury stock....................                                             (129,032)      (500)
   Dividends declared or accrued on
     preferred stock.............................
   Net income....................................
   Unrealized gain on investment.................
   Repayment of loan by stockholder..............
   Unearned shares in ESOP.......................
                                                 --------------------------------------------------------------------------------
Balance at September 30, 2000.................... $ 1,130,000  $ 1    21,755,262   $ 44     (1,567,151)  $ (4,130)   $   112,119
                                                 ================================================================================

                                                  Accumulated Other                    Receivable            Unearned shares
                                                    Comprehensive      Accumulated        from                  in ESOP
                                                        Loss             Deficit       Stockholder         Shares        Amount
                                                 --------------------------------------------------------------------------------

Balance at December 31, 1999.....................    $    (1,713)       $    (62,560)     $   (795)        (537,515)     $(1,638)
   Purchase of preferred stock by subsidiary.....
   Exercise of employees' common stock options...
   Purchase of treasury stock....................
   Dividends declared or accrued on preferred stock                           (3,438)
   Net income....................................                              9,982
   Unrealized gain on investment.................          1,415
   Repayment of loan by stockholder..............                                              353
   Unearned shares in ESOP.......................                                                           (90,916)        (312)
                                                 --------------------------------------------------------------------------------
Balance at September 30, 2000....................    $      (298)       $    (56,016)     $   (442)        (628,431)     $(1,950)
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

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   ----------------------------------
                                                                                       2000              1999
                                                                                   ----------------------------------
                                                                                      (as restated, see Note 8)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)............................................................   $      9,982      $     (7,089)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation and depletion..............................................         16,935            16,383
        Amortization of financing fees..........................................            837             1,852
        Decrease in reserve for doubtful accounts...............................             (2)                -
        Deferred income taxes...................................................          5,865                 -
        Equity in unconsolidated affiliate......................................           (362)              100
        Minority interest.......................................................              -                86
        Gain on sale of assets..................................................            (28)             (228)
        Changes in certain assets and liabilities
              Accounts and notes receivable.....................................        (11,237)           (5,763)
              Other current assets..............................................           (147)              586
              Accounts payable and accrued liabilities..........................          8,058             2,564
                                                                                   ----------------------------------
   Net Cash Provided By Operating Activities....................................         29,901             8,491
                                                                                   ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets.................................................         43,609             1,125
   Additions to property and equipment..........................................        (31,569)          (47,066)
   Loan made for promissory note receivable.....................................         (1,002)              (65)
   Payments received on promissory note receivable..............................          1,006                 -
   Investment in unconsolidated affiliate.......................................         (2,090)                -
                                                                                   ----------------------------------
   Net Cash Provided By (Used In) Investing Activities..........................          9,954           (46,006)
                                                                                   ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment..........         48,556            86,000
   Fees paid related to financing activities....................................           (466)           (1,791)
   Payments of principal on long-term debt and production payment...............        (74,395)          (87,886)
   Payment of short-term notes payable .........................................              -            (2,000)
   Repayment of stockholder loan................................................            353                65
   Loan made to ESOP............................................................           (312)             (523)
   Proceeds from issuance of common and preferred stock, net of offering costs..            310            46,334
   Purchase of preferred stock by subsidiary ...................................        (10,035)                -
   Purchase of treasury stock ..................................................           (499)           (1,722)
   Increase in restricted cash for payment of notes payable ....................             (6)             (963)
   Cash dividends paid..........................................................         (3,657)           (2,958)
                                                                                   ----------------------------------
   Net Cash Provided By (Used In) Financing Activities..........................        (40,151)           34,556
                                                                                   ----------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................           (296)           (2,959)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................          1,565             4,853
                                                                                   ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $      1,269      $      1,894
                                                                                   ==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest expense.........................................         14,390            12,178
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

                                                                     Three Months Ended
                                        -----------------------------------------------------------------------------
                                                 September 30, 2000                      September 30, 1999
                                        -------------------------------------   -------------------------------------
                                                                  Per Share                               Per Share
                                           Income      Shares      Amount          Income      Shares      Amount
-----------------------------------------------------------------------------   -------------------------------------
                                                            (Thousands, except per share amounts)
                                                    -------------------------   -------------------------------------
Basic EPS
   Income (loss) available to common
     stockholders.......................    $  3,874      19,502   $     0.20       $ (1,028)     19,701  $    (0.05)
                                                                ================-------------------------============

Effect of Dilutive Securities
   Warrants.............................           -       1,235                            -          -
   Options..............................           -       1,899                            -          -
   Convertible Preferred stock..........       1,000       9,524                            -          -
                                        -----------------------------------------------------------------------------

Diluted EPS
   Income (loss) available to common
     stockholders and assumed
     conversions........................    $  4,874      32,160   $     0.15       $ (1,028)     19,701  $    (0.05)
                                        =============================================================================

                                                                      Nine Months Ended
                                        -----------------------------------------------------------------------------
                                                 September 30, 2000                      September 30, 1999
                                        -----------------------------------------------------------------------------
                                                                 Per Share                                Per Share
                                           Income      Shares      Amount          Income      Shares      Amount
                                        ------------------------------------   --------------------------------------
                                                            (Thousands, except per share amounts)
                                                    ------------------------   --------------------------------------
Basic EPS
   Income (loss) available to common
     stockholders.......................    $  6,688      19,594    $   0.34       $ (10,380)     19,769  $    (0.53)
                                                                ================-------------------------============

Effect of Dilutive Securities
   Warrants.............................           -         411                            -          -
   Options..............................           -       1,017                            -          -
   Convertible Preferred stock..........       3,000       9,524                            -          -
                                        -----------------------------------------------------------------------------

Diluted EPS
   Income available to common
     stockholders and assumed
     conversions........................    $  9,688      30,546    $   0.32       $ (10,380)     19,769  $    (0.53)
                                        =============================================================================

NOTE 3 - HEDGING ACTIVITY

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At September 30, 2000, the Company had the following open contracts:


              Type           Volume/Month         Duration         Avg. Price
         -----------------------------------------------------------------------
Oil
--------------------------------------------------------------------------------

         Swap...........      30,000 Bbl      Oct 00 - Dec 00             $17.60
         Collar.........      10,000 Bbl      Oct 00 - Dec 00     Floor - $19.00
                                                                  Cap   - $26.21
         Collar.........      45,000 Bbl      Jan 01 - Jun 01     Floor - $25.00
                                                                  Cap   - $33.50
         Collar.........      15,000 Bbl      Jan 01 - Jun 01     Floor - $25.00
                                                                  Cap   - $35.50
         Collar.........      15,000 Bbl      Jan 01 - Jun 01     Floor - $25.00
                                                                  Cap   - $36.80
Gas
--------------------------------------------------------------------------------

         Collar ........     300,000 MMBtu        Oct 00         Floor - $  1.80
                                                                 Cap   - $  2.25

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

Interest Rate Swaps

     At September 30, 2000, the Company had the following open interest rate swap contract:

           Type                 Notional Amount     Termination Date         Pay Rate              Receive Rate
------------------------------------------------------------------------------------------------------------------

Pay Variable/Receive Fixed        $50,000,000           06/01/02          LIBOR + 3.69%             10% fixed
                                                                          from 10/01/00 to
                                                                          06/01/02

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


                     [Rest of page intentionally left blank]

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

     Segment data for the periods ended September 30, 2000 and 1999 follows (in thousands):

                                                             Gas Gathering,
                                           Exploration &     Marketing &        Oil Field
  Three Months Ended September 30, 2000:    Production        Processing        Services    All Other  Elimination   Consolidated
  --------------------------------------    ----------        ----------        ---------   ---------  -----------   -------------
Revenue from external customers...........  $   24,995       $     5,300        $    402     $    (8)    $      -    $     30,689
Intersegment revenues.....................                         5,386           1,424           -       (6,810)              -
Depreciation, depletion, amortization and
   impairment ............................       5,095               220              78           5                        5,398

Segment profit (loss).....................      12,799               788             508        (851)                      13,244
Equity in earnings (losses) of affiliates.                                                        92                           92
Interest expense..........................                                                    (5,712)                      (5,712)
Other income..............................                                                       165                          165
                                                                                                                     -------------
Income before income taxes................                                                                                  7,789
Provision for deferred income taxes.......                                                    (2,915)                      (2,915)
Minority interest.........................                                                                                      -
                                                                                                                     -------------
Net income................................                                                                           $      4,874
                                                                                                                     =============
Capital expenditures (net of asset sales).  $   (1,258)      $        40        $    154     $     -                 $     (1,064)

                                                             Gas Gathering,
                                           Exploration &     Marketing &        Oil Field
  Three Months Ended September 30, 1999:    Production       Processing         Services    All Other  Elimination   Consolidated
  --------------------------------------    ----------       ----------         ---------   ---------  -----------   -------------
Revenue from external customers...........   $   17,575      $    2,039         $    250     $     -    $      -      $    19,864
Intersegment revenues.....................            -           4,041            1,762           -      (5,803)               -
Depreciation, depletion, amortization and
        impairment .......................        5,563             148               51           6                        5,768

Segment profit (loss).....................        4,128             408              799         204                        5,539
Equity in earnings (losses) of affiliates.                                                        (3)                          (3)
Interest expense..........................                                                    (5,377)                      (5,377)
Other income..............................                                                        53                           53
                                                                                                                      ------------
Income before income taxes................                                                                                    212
Provision for deferred income taxes.......                                                         -                            -
Minority interest.........................                                                         1                            1
                                                                                                                      ------------
Net income................................                                                                            $       213
                                                                                                                      ============
Capital expenditures (net of asset sales).   $    5,930      $     (880)        $    104     $     -                  $     5,154

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                                                             Gas Gathering,
                                            Exploration &    Marketing &        Oil Field
  Nine Months Ended September 30, 2000:     Production       Processing         Services    All Other  Elimination   Consolidated
  -------------------------------------     ----------       ----------         ---------   ---------  -----------   -------------
Revenue from external customers...........  $    69,954       $   13,544        $    870     $     -    $      -      $    84,368
Intersegment revenues.....................                        13,082           4,695           -     (17,777)               -
Depreciation, depletion, amortization and
   impairment.............................       16,046              657             218          14                       16,935

Segment profit (loss).....................       31,012            2,211           1,688      (2,681)                      32,230
Equity in earnings (losses) of affiliates.                                                       362                          362
Interest expense..........................                                                   (17,139)                     (17,139)
Other income..............................                                                       394                          394
                                                                                                                    --------------
Income before income taxes................                                                                                 15,847
Provision for deferred income taxes ......                                                    (5,865)                      (5,865)
Minority interest.........................                                                         -                            -
                                                                                                                    --------------
Net income................................                                                                                  9,982
                                                                                                                    ==============
Capital expenditures (net of asset sales).  $   (12,460)      $      107        $    257     $    56    $      -      $   (12,040)

                                                             Gas Gathering,
                                            Exploration &    Marketing &        Oil Field
  Nine Months Ended September 30, 1999:     Production       Processing         Services    All Other  Elimination   Consolidated
  -------------------------------------     ----------       ----------         ---------   ---------  -----------   -------------
Revenue from external customers...........  $    42,263      $    5,516         $    549     $     -    $      -      $   48,328
Intersegment revenues.....................            -          10,212            4,485           -     (14,697)              -
Depreciation, depletion, amortization and
        impairment........................       15,748             474              147          14                      16,383

Segment profit (loss).....................        7,209             879            2,541      (1,285)                      9,344
Equity in earnings (losses) of affiliates.                                                      (100)                       (100)
Interest expense..........................                                                   (16,588)                    (16,588)
Other income..............................                                                       341                         341
                                                                                                                     -------------
Loss before income taxes..................                                                                                (7,003)
Provision for deferred income taxes ......                                                                                     -
Minority interest.........................                                                       (86)                        (86)
                                                                                                                     -------------
Net loss..................................                                                                            $   (7,089)
                                                                                                                     =============
Capital expenditures (net of asset sales).  $    46,638      $     (850)        $    236     $     -                  $   46,024

                                                              Gas Gathering,
                                            Exploration &     Marketing &       Oil Field
        As of September 30, 2000:           Production        Processing        Services    All Other  Elimination   Consolidated
        -------------------------           ----------        ----------        ---------   ---------  -----------   ------------
Segment assets............................     $ 236,684        $ 18,459        $ 18,046    $ 10,609                   $ 283,798
Equity subsidiary investments.............                                                     6,830                       6,830

         As of December 31, 1999:
Segment assets............................     $ 278,652        $ 12,416        $  4,252     $ 8,702                   $ 304,022
Equity subsidiary investments.............                                                     4,163                       4,163

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

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                            As of September 30, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter
                                               Resources, Inc.         Bluebird                        Magnum Hunter
                                              And Guarantor Subs     Energy, Inc.      Eliminations   Resources, Inc.
Amounts in Thousands                         ---------------------  (Non Guarantor)   ---------------   Consolidated
---------------------------------------------                     --------------------               --------------------
ASSETS
Current assets..............................  $        20,581          $   6,221         $      -       $    26,802
Property and equipment
  (using full cost accounting)..............          189,572             46,777                -           236,349
Investment in subsidiaries
  (equity method)...........................           21,139                  -          (21,139)                -
Investment in parent's preferred and
   common stock.............................                -             10,535          (10,535)                -

Other assets................................           24,764                527           (4,644)           20,647
                                            -----------------------------------------------------------------------------

   Total assets.............................  $       256,056          $  64,060         $(36,318)      $   283,798
                                            =============================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................  $        24,100          $     777         $      -       $    24,877
Long-term liabilities.......................          172,093             42,144           (4,644)          209,593

Shareholders' equity........................           59,863             21,139          (31,674)           49,328
                                            -----------------------------------------------------------------------------
   Total liabilities and shareholders' equity $       256,056          $  64,060         $(36,318)      $   283,798
                                            =============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                             As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter
                                               Resources, Inc.         Bluebird                        Magnum Hunter
                                              And Guarantor Subs     Energy, Inc.      Eliminations   Resources, Inc.
Amounts in Thousands                         ---------------------  (Non Guarantor)   ---------------   Consolidated
---------------------------------------------                     --------------------               -------------------
ASSETS
Current assets..............................     $      14,572         $    3,741        $ (2,601)       $   15,712
Property and equipment
  (using full cost accounting)..............           211,159             54,036               -           265,195
Investment in subsidiaries
 (equity method)............................            13,302                  -         (13,302)                -
Other assets................................            22,605                510               -            23,115
                                              --------------------------------------------------------------------------
   Total assets.............................     $     261,638         $   58,287        $(15,903)       $  304,022
                                              ==========================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................     $      16,442         $    3,185        $ (2,601)       $   17,026
Long-term liabilities.......................           193,644             41,800               -           235,444
Shareholders' equity........................            51,552             13,302         (13,302)           51,552
                                              --------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $     261,638         $   58,287        $(15,903)       $  304,022
                                              ==========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                  For the Three Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues...................................     $     19,309            $ 11,476        $    (96)       $    30,689
Expenses...................................           16,792               6,204             (96)            22,900
                                           --------------------------------------------------------------------------
Income before                                          2,517               5,272               -              7,789
  Equity in net earnings of subsidiary.....            3,275                   -          (3,275)                 -
                                           --------------------------------------------------------------------------
Income before income taxes.................            5,792               5,272          (3,275)             7,789
Provision for deferred income tax..........             (918)             (1,997)              -             (2,915)
                                           --------------------------------------------------------------------------
  Net income...............................     $      4,874            $  3,275        $ (3,275)       $     4,874
                                           ==========================================================================

                  For the Three Months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues...................................     $    14,387             $  5,634        $  (157)        $   19,864
Expenses...................................          15,901                3,907           (157)            19,651
                                           --------------------------------------------------------------------------
Income (loss) before                                 (1,514)               1,727              -                213
  Equity in net earnings of subsidiary.....           1,727                    -         (1,727)                 -
                                           --------------------------------------------------------------------------
Income before income taxes.................             213                1,727         (1,727)               213
Provision for deferred income tax..........               -                    -              -                  -
                                           --------------------------------------------------------------------------
  Net income...............................     $       213             $  1,727        $(1,727)        $      213
                                           ==========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                  For the Nine Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues...................................     $     54,549            $  30,128       $    (309)      $   84,368
Expenses...................................           50,964               17,866            (309)          68,521
                                           --------------------------------------------------------------------------
Income before                                          3,585               12,262               -           15,847
  Equity in net earnings of subsidiary.....            7,618                    -          (7,618)               -
                                           --------------------------------------------------------------------------
Income before income taxes.................           11,203               12,262          (7,618)          15,847
Provision for deferred income tax..........           (1,221)              (4,644)              -           (5,865)
                                           --------------------------------------------------------------------------
  Net income...............................     $      9,982            $   7,618       $  (7,618)      $    9,982
                                           ==========================================================================

                  For the Nine Months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues...................................     $      37,898           $   0,729       $  (299)        $    48,328
Expenses...................................            45,364              10,352          (299)             55,417
                                           --------------------------------------------------------------------------
Income (loss) before                                   (7,466)                377             -              (7,089)
  Equity in net earnings of subsidiary.....               377                   -          (377)                  -
                                           --------------------------------------------------------------------------
Income (loss) before income taxes..........            (7,089)                377          (377)             (7,089)
Provision for deferred income tax..........                 -                   -             -                   -
                                           --------------------------------------------------------------------------
  Net income (loss)........................     $      (7,089)          $     377       $  (377)        $    (7,089)
                                           ==========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                  For the Nine Months Ended September 30, 2000

                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........   $      16,747           $    13,154     $      -        $    29,901
Cash flow provided by investing activities...           8,092                 1,862            -              9,954
Cash flow used by financing activities.......         (25,135)              (15,010)          (6)           (40,151)
                                             --------------------------------------------------------------------------
Net increase (decrease) in cash..............            (296)                    6           (6)              (296)
Cash at beginning of period..................           1,565                 2,145       (2,145)             1,565
                                             --------------------------------------------------------------------------
Cash at end of period........................   $       1,269           $     2,151     $ (2,151)       $     1,269
                                             ==========================================================================

                  For the Nine Months Ended September 30, 1999

                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........   $      3,774            $   4,717       $      -        $     8,491
Cash flow used by investing activities.......        (29,152)             (18,704)         1,850            (46,006)
Cash flow provided by financing activities...         22,419               14,950         (2,813)            34,556
                                             --------------------------------------------------------------------------
Net increase (decrease) in cash..............         (2,959)                 963           (963)            (2,959)
Cash at beginning of period..................          4,853                  459           (459)             4,853
                                             --------------------------------------------------------------------------
Cash at end of period........................   $      1,894            $   1,422       $ (1,422)       $     1,894
                                             ==========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

NOTE 8 - RESTATEMENT

     Subsequent to the issuance of the consolidated financial statements for the period ended September 30, 2000, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's
Employee Stock Option Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of income per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement follows:

                                                     As of September 30, 2000            As of December 31, 1999
                                               ------------------------------------------------------------------------
                                                 As Previously           As          As Previously           As
                                                    Reported          Restated          Reported          Restated
                                               ------------------------------------------------------------------------

                                                                           ($ in thousands)

Note receivable from affiliate.................    $          572    $          394  $            902  $            398
Total Current Assets...........................            26,980            26,802            16,216            15,712
Deposits and other assets......................             7,835             7,477             5,698             5,663
Deferred tax asset.............................             6,280             6,340            13,351            13,289
Long-term notes receivable, net of imputed
   interest....................................             1,772                 -             1,487                 -
Total Assets ..................................           286,046           283,798           306,110           304,022
Additional paid-in capital.....................           112,089           112,119           121,815           121,845
Accumulated other comprehensive loss...........             (430)             (298)           (2,046)           (1,713)
Accumulated deficit............................          (55,998)          (56,016)          (62,542)          (62,560)
Receivable from stockholder....................                -              (442)                -              (795)
Unearned common stock in ESOP, at cost
   (628,431 and 537,515 shares, respectively)..                -            (1,950)                -            (1,638)
Total Stockholders' Equity.....................           51,576            49,328            53,640            51,552
Total Liabilities and Stockholders' Equity.....          286,046           283,798           306,110           304,022

                                                                   For the Three Months Ended
                                          -----------------------------------------------------------------------------
                                             September 30,       September 30,      September 30,   September 30, 1999
                                                  2000               2000               1999
                                             As Previously            As            As Previously           As
                                                Reported           Restated           Reported           Restated
                                          -----------------------------------------------------------------------------
                                                                        ($ in thousands)
Other Comprehensive Income (Loss),
   net of tax, Unrealized Gain (Loss) on
   Investments............................      $          942     $          825    $         (258)    $         (226)
Comprehensive Income (Loss)...............               5,816              5,699               (45)               (13)

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000
                                   (Unaudited)

                                                                    For the Nine Months Ended
                                          -----------------------------------------------------------------------------
                                             September 30,      September 30,       September 30,   September 30, 1999
                                                 2000                2000               1999
                                             As Previously            As            As Previously           As
                                               Reported            Restated           Reported           Restated
                                          -----------------------------------------------------------------------------
                                                                        ($ in thousands)
Other Comprehensive Income (Loss),
   net of tax, Unrealized Gain (Loss) on
   Investments............................     $        1,616      $        1,415    $         (514)    $         (315)
Comprehensive Income (Loss)...............             11,598              11,397            (7,603)            (7,404)

     Net income (loss) per common share and the reported weighted average common shares outstanding changed as follows:

                                                                   For the Three Months Ended
                                          -----------------------------------------------------------------------------
                                                    September 30, 2000                     September 30, 1999
                                             As Previously            As            As Previously           As
                                                Reported           Restated           Reported           Restated
                                          -----------------------------------------------------------------------------

Income (Loss) Applicable to Common
   Shares.................................      $        3,874     $        3,874    $       (1,028)    $       (1,028)
Income (Loss) Per Common Share
   Basic..................................                0.19               0.20             (0.05)             (0.05)
   Diluted................................                0.15               0.15             (0.05)             (0.05)
Common shares used in per shares
   calculation
   Basic..................................          20,130,815         19,502,384        20,114,261         19,701,203
   Diluted................................          32,788,409         32,159,978        20,114,261         19,701,203

                                                                    For the Nine Months Ended
                                          -----------------------------------------------------------------------------
                                                    September 30, 2000                     September 30, 1999
                                             As Previously            As            As Previously           As
                                                Reported           Restated           Reported           Restated
                                          -----------------------------------------------------------------------------
Income (Loss) Applicable to Common
   Shares.................................      $        6,688     $        6,688    $      (10,380)    $      (10,380)
Income (Loss) Per Common Share
   Basic..................................                0.33               0.34             (0.51)             (0.53)
   Diluted................................                0.31               0.32             (0.51)             (0.53)
Common shares used in per shares
   calculation
   Basic..................................          20,187,955         19,594,012        20,165,315         19,769,302
   Diluted................................          31,139,950         30,546,007        20,165,315         19,769,302

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

     Subsequent to the issuance of the consolidated financial statements for the period ended September 30, 2000, the Company's management determined that the Company's loans to a shareholder and transactions involving the Company's
Employee Stock Option Plan ("ESOP") should have been accounted for as a reduction in Stockholders' Equity rather than as assets. In addition, the Company determined that common shares acquired by the ESOP but not yet allocated to participants should not have been considered outstanding in the determination of the number of shares included in the calculation of loss per common share. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported.

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

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                    ---------------------------------------------------------------

                                                         2000            1999            2000             1999
                                                    ---------------------------------------------------------------

Oil and Gas Operations
-------------------------------------------------------------------------------------------------------------------

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
Gas Gathering, Marketing and

   Processing Operations
----------------------------------------------------
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

     For the third quarter of 2000, we reported net income of $4,874,000 compared to net income of $213,000 for the third quarter of 1999. Net income applicable to common shares was $3,874,000, or $0.20 per share-basic and $0.15 per share- diluted, for the third quarter of 2000. For the third quarter of 1999, we reported a net loss applicable to common shares of $1,028,000, or $0.05 per share basic and diluted. For the nine month period of 2000 we reported net income of $9,982,000 versus a net loss of $7,089,000 for the nine month period of 1999. Our net income applicable to common shares was $6,688,000, or $0.34 per share-basic and $0.32 per share-diluted for the nine months of 2000, versus a net loss applicable to common shares of $10,380,000, or $0.53 per share basic and diluted for the nine months of 1999. The improvements in these reported results are due to the following factors:

Oil and Gas Operations:
----------------------

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

Oil Field Services:
------------------

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

Liquidity and Capital Resources
-------------------------------

     CASH FLOW AND WORKING CAPITAL. Net cash flow provided by operating activities for the nine month period in 2000 was $29,901,000 and for the nine month period in 1999 was $8,491,000. The substantial increase in our operating cash flows is primarily the result of higher realized oil and gas prices. Our net working capital position at September 30, 2000 was $1,925,000. On that date, Magnum Hunter also had available $18,500,000 under its senior bank credit line, and Bluebird had $3,500,000 available under its senior bank credit line.

     CAPITAL EXPENDITURES AND INVESTMENTS. Net cash flow provided by investing activities was $9,954,000 for the nine month period in 2000. We realized proceeds of $43,609,000 from the sale of non-core assets during the nine months, of which approximately $11,893,000 was attributable to Bluebird. Both the Company and Bluebird used these proceeds to repay senior bank indebtedness. We made capital expenditures of $31,569,000 under our capital budget during the nine months, of which $10,051,000 is attributable to Bluebird. Our capital budget is discussed further below. Additionally, we made investments in two unconsolidated affiliates totaling $2,090,000 and advanced funds totaling $1,002,000 under promissory notes receivable. We received payments on promissory notes receivable totaling $1,006,000 during the nine months.

     FINANCING ACTIVITIES. Net cash flow used in financing activities was $40,151,000 for the nine months of 2000. We borrowed a total of $48,556,000 under our senior bank credit lines of which $11,500,000 was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $74,395,000, of which $15,800,000 was attributable to Bluebird. We received $310,000 from the exercise of employee stock options. We also paid $466,000 of fees related to financing activities, of which $175,000 was attributable to Bluebird. Bluebird also spent $10,534,000 to acquire Magnum Hunter preferred and common stock. Cash dividends paid were $3,657,000 in 2000.

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

     MAGNUM HUNTER'S CAPITAL RESOURCES. Our borrowing base under our senior bank credit line was $50 million at September 30, 2000 and our borrowings under this line were $31.5 million on that date. On October 17, 2000 ONEOK Resources Company exercised 100% of their public warrant shares (3,174,600 shares) of Magnum Hunter at an exercise price of $6.50 per share, resulting in net proceeds to us of $20.6 million. This increased their ownership interest in Magnum Hunter to approximately 38%. In addition, another company exercised 450,000 restricted common stock purchase warrants of Magnum Hunter resulting in net proceeds to us of $2.4 million. We used the proceeds from these two equity transactions to reduce our borrowing under our senior bank credit line. On October 26, 2000, we announced the redemption of all remaining outstanding public warrants on the redemption date of December 5, 2000. There are presently outstanding a total of 7,337,550 warrants, each exercisable for the purchase of one share of common stock at the exercise price of $6.50 per share. If all of the warrants are exercised, we would realize net proceeds of approximately $47.7 million. Under an agreement we made with ONEOK Resources Company, we promised to utilize the first proceeds received from the exercise of any public warrants to redeem up to 25,000 shares, or 50%, of our 1999 Series A 8% convertible preferred stock owned by ONEOK. If all 25,000 shares were redeemed, we would pay ONEOK approximately $30.5 million, which includes a redemption premium of $5.5 million. The redemption premium would be treated as a dividend paid on preferred stock during the fourth quarter of 2000. The net cash proceeds after exercising the warrants and redeeming the preferred stock would be used to further reduce our borrowings under our senior bank credit line.

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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Number            Description of Exhibit

3.1 & 4.1         Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
                  33-30298-D)
3.2 & 4.2         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
                  Statement on Form SB-2, File No. 33-66190)
3.4 & 4.4         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
                  Statement on Form S-3, File No. 333-30453)
3.5 & 4.5         By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File
                  No. 33-66190)
3.6 & 4.6         Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7         Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock
                  (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
3.8 & 4.8         Certificate of Designation for 1999 Series A 8% Convertible Preferred Stock (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11, 1999)
4.9               Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to
                  Registration Statement on Form S-4, File No. 333-2290)
4.10              Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated
                  by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
4.11              Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form S-4,
                  File No. 333-2290)
10.1              Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum Hunter Resources,
                  Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration Statement on Form
                  S-4, File No. 333-2290)
10.2              First Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between Magnum
                  Hunter Resources, Inc. and Bankers Trust Company, et al. (Incorporated by reference to Registration
                  Statement on Form S-4, File No. 333-2290)
10.3              Second Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between
                  Magnum Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form
                  10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.4              Third Amendment to Amended and Restated Credit Agreement, dated April 30, 1997, between
                  Magnum Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form
                  10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
10.5              Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-
                  end December 31, 1999 filed March 30, 2000)
10.6              Employment Agreement for Matthew C. Lutz (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.7              Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.8              Stock Purchase Agreement among Magnum Hunter Resources, Inc. and Trust Company of the West
                  and TCW Asset Management Company, in the capacities described herein, TCW Debt and Royalty
                  Fund IVB and TCW Debt and Royalty Fund IVC, dated as of December 6, 1996 (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
10.9              Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
                  Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to
                  Form 8-K, dated April 30, 1997, filed May 12, 1997)
10.10             Purchase and Sale Agreement between Magnum Hunter Resources, Inc. , NGTS, et al., dated
                  December 17, 1997  (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December
                  29, 1997)
10.11             Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc. and
                  Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end
                  December 31, 1998 filed April 14, 1999)
10.12             Stock Purchase Agreement dated February 3, 1999 between ONEOK Resources Company and
                  Magnum Hunter Resources, Inc. (Incorporated by reference to Form 8-K, dated February 3, 1999, filed
                  February 11, 1999)
10.13             Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to
                  Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000)
27*               Financial Data Schedule

* Filed herewith.

(B) Form 8-K's - None

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                         March 29, 2001
  ------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                            March 29, 2001
  ------------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                     March 29, 2001
    ----------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                    March 29, 2001
   -----------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary