Form 10-K
period 2000-12-31
MAGNUM HUNTER RESOURCES INC
filed 2001-04-02
CIK 854271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark one)
     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________ .


                           Commission File No. 1-12508

                          MAGNUM HUNTER RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                             87-0462881
              ------------                      ------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2001, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the American Stock Exchange, was $272,795,355.

     The number of shares outstanding of the registrant's common stock at March 20, 2001 was 35,399,739.

                                TABLE OF CONTENTS

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1.    Business............................................................1
            The Company........................................................1
            Business Strategy .................................................2
            Properties ........................................................3
            Development and Exploration Activities ............................7
            Gathering and Processing of Gas ...................................9
            Marketing of Production ..........................................10
            Petroleum Management and Consulting Services .....................10
            Competition.......................................................11
            Regulation .......................................................11
            Employees ........................................................13
            Facilities .......................................................13
            Risk Factors......................................................13
Item 2.    Description of Properties..........................................19
            Oil and Gas Reserves .............................................19
            Oil and Gas Production, Prices and Costs .........................22
            Drilling Activity ................................................23
            Oil and Gas Wells ................................................24
            Oil and Gas Acreage ..............................................24
Item 3.    Legal Proceedings..................................................25
Item 4.    Submission of Matters to a Vote of Security Shareholders...........25

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........25
Item 6.    Selected Financial Data............................................26
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................28
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........37
Item 8.    Financial Statements and Supplementary Data.......................F-1
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................39

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................39
Item 11.  Executive Compensation..............................................44
Item 12.  Security Ownership of Certain Beneficial Owners and Management......47
Item 13.  Certain Relationships and Related Transactions......................48
          Glossary............................................................49
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......52

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

Item 1.           Business

The Company

     Magnum Hunter Resources, Inc., a Nevada corporation ("Magnum Hunter" or the "Company"), is an independent energy company engaged in the exploration, exploitation and development, acquisition and operation of oil and gas properties with a geographic focus in the Mid-Continent Region, the Permian Basin and the Gulf Coast/Gulf of Mexico. In December 1995, the Company consummated the acquisition of all of the subsidiaries of Hunter Resources, Inc., a Pennsylvania corporation, and the management of Hunter Resources, Inc. assumed operating control of the Company. The new management team implemented a business strategy that emphasized acquisitions of long-lived Proved Reserves with significant exploitation and development opportunities where the Company generally could control the operations of the properties. As part of this strategy, from 1996 through 1999, the Company acquired properties from Burlington Resources Inc. ("Burlington"), Spirit Energy 76 ("Spirit 76"), a business unit of Union Oil Company of California, and Vastar Resources, Inc. ("Vastar"). In addition to its focus on selected exploratory drilling prospects in the Gulf of Mexico as described below, the Company intends to continue to concentrate its efforts on additional producing property acquisitions strategically located in its geographic area of operations and on its substantial inventory of exploration, exploitation and development drilling opportunities. The Company also has identified over 237 development drilling locations (including both production and injection wells) on its properties to which proved reserves have been attributed, substantially all of which are low-risk in-fill drilling opportunities.

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

     At December 31, 2000, the Company had an interest in 3,043 wells and had estimated Proved Reserves of 367 Bcfe with a PV-10 of $1.1 billion. Approximately 72% of these reserves were Proved Developed Reserves and 45% were attributable to the Mid-Continent Region, 45% were attributable to the Permian Basin, and 10% were attributable to the Gulf Coast/Gulf of Mexico Region. At December 31, 2000, the Company's Proved Reserves had an estimated Reserve Life of approximately 14 years and were 63.5% natural gas. The Company serves as operator for approximately 71% of its properties, based on the gross number of producing wells in which the Company owns an interest and 81% of its properties, based upon the year-end PV-10 value.

     As a result of its property acquisitions and successful drilling activities during 2000, the Company has achieved growth as described below:

     o After taking into account the Company's divestitures in 2000, Proved Reserves increased 7% to 367.0 Bcfe at year- end 2000 from 341.1 Bcfe at year-end 1999;

     o PV-10 increased 197% to $1.1 billion at year-end 2000 from $370.1 million at year-end 1999; and

     o Average daily production increased 2% to 74.8 MMcfe during fiscal 2000 from 73.6 MMcfe in fiscal 1999. The Company had an exit rate of approximately 82 MMcfe at year-end 2000.

Recent Activities

     Federal Lease Sale. The Company was the high bidder on 45 separate lease blocks at the Central Gulf of Mexico Federal Lease sale held March 28, 2001. The Company bid the majority of the blocks with a 25% - 50% working interest in partnership with other companies, including Remington Oil and Gas Corporation, Chieftain International, Inc. and The Wiser Oil Company. These blocks are generally located in less than 150 feet of water and near existing infrastructure.

     Strategic Alliance. On May 23, 2000, the Company and GE Capital Structured Finance Group formed a new partnership, Mallard Hunter LP, to acquire certain oil and gas reserves from two of the Company's subsidiaries. The Company, which is the general partner, received an initial 1% interest in the limited partnership. The Company's partner received an initial 99% interest as a limited partner in the limited partnership for an initial capital contribution of approximately $22.9 million. The limited partnership thereafter purchased approximately 20 billion cubic feet equivalent of proved producing reserves from the Company's subsidiaries for approximately $23.2 million, which represented 99% of the value of such reserves (the Company having contributed 1% of the value for its 1% interest in the limited partnership). The reserves were approximately 60% oil and 40% natural gas. The Company used the net proceeds received from the limited partnership to reduce commercial bank indebtedness on its two existing credit lines. At such time as the limited partner has received distributions from the limited partnership equal to its $22.9 million initial capital contribution, any subsequent capital contributions and an interest component, the Company's and the limited partner's interests in the limited partnership will thereafter be 35% and 65%, respectively.

     Divestiture of Properties. On August 31, 2000, the Company sold non-core natural gas reserves associated with 107 producing wells in the Sonora area of West Texas to Louis Dreyfus Natural Gas Corp., a major operator and producer of natural gas in the Sawyer (Canyon) Field. The sales price was $15.75 million, before post-closing adjustments, and had a July 1, 2000 effective date. These properties were originally acquired by Magnum Hunter in May 1997 from Burlington Resources, Inc. Proceeds from the sale were used to reduce the Company's commercial bank indebtedness.

Business Strategy

     The Company's objective is to increase its reserves, production, cash flow and earnings utilizing a program of (i) a selective exploration program; (ii) exploitation and development of acquired properties, and (iii) strategic acquisitions of Proved Reserves.

     The following are key elements of the Company's strategy:

     Exploration. The Company is participating in drilling Gulf of Mexico exploratory wells in an effort to add shorter- lived, higher output production to its reserve mix. The use of 3-D seismic as a tool in its exploratory drilling in the Gulf of Mexico has to date been highly effective. The Company also attempts to align itself with active Gulf of Mexico industry partners who have similar philosophies and goals with respect to a "fast track" program in placing new production online. This typically involves drilling wells near existing infrastructure such as production platforms, facilities and pipelines. The Company also has an active onshore exploration program concentrated in its various areas of operation.

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

     Management of Operating Costs. The Company emphasizes strict cost controls in all aspects of its business and seeks to operate its properties wherever possible. By operating approximately 71% of its properties (81% of its PV-10 value), the Company is generally able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities.

     Expansion of Gas Gathering, Processing and Marketing Operations. The Company has implemented several programs to expand and increase the efficiency of its gas gathering systems and gas processing plants. The Company owns over 56% and markets directly and indirectly approximately 88% of the natural gas that moves through its gas gathering systems and, therefore, benefits from any cost and productivity improvements. In December 1997, the Company acquired a 30% interest in NGTS, LLC ("NGTS"), a natural gas marketing company marketing gas for third parties in the amount of approximately 375 MMcf per day as of December 31, 2000. At December 31, 2000, NGTS marketed approximately 30% of the Company's natural gas. The Company will consider opportunities to acquire or develop additional gas gathering and processing facilities that are associated with its current production.

Properties

     The Company's major properties are located in three areas: (i) the Mid-Continent Region, (ii) the Permian Basin and (iii) the Gulf Coast/Gulf of Mexico.

Mid-Continent Region

     The Company's properties located in the Mid-Continent Region were acquired principally from Burlington, Spirit 76 and Vastar.

     On June 28, 1996, the Company purchased from Burlington interests in 520 gas wells in the Texas Panhandle and western Oklahoma, all of which are operated by the Company, and an associated 427 mile gas gathering system (the "Panoma Properties"). As of year-end 2000, the Company had drilled an additional 90 wells and net production was approximately 12.5 million cubic feet of natural gas per day. The net purchase price for this acquisition in 1996, after certain purchase price adjustments, was $34.7 million, funded by borrowings under the Company's previous senior credit facility. Gruy is the operator of the gas gathering system and the wells that were previously operated by Burlington.

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

     In June 1999, the Company acquired Vastar's interest in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas. The total purchase price was $32.5 million, after purchase price adjustments, including an April 1, 1999 effective date. The reserves and related assets are located in the Walnut Bend Field in North Central Texas, the Madill Field in Southern Oklahoma, and the Walker Creek Field in Southwestern Arkansas. The Company's working interests in the three fields range from 19% to 100%. For December 2000, the three fields generated net sales of approximately 816 barrels per day of liquids and 3 million cubic feet per day of natural gas production (total 8 million cubic feet equivalents per day).

     The Company has received an engineering evaluation from Ryder Scott Company ("Ryder Scott") and Cawley, Gillespie & Associates, Inc. ("Cawley Gillespie"), independent petroleum engineers engaged by the Company to evaluate the Company's properties, on the net reserves in the Mid-Continent Region. According to Ryder Scott and Cawley Gillespie, as of December 31, 2000, the Mid-Continent properties had Proved Reserves of 8 MMBbl of oil and 119 Bcf of natural gas, or on a Natural Gas Equivalent basis, 166 Bcfe. Ryder Scott and Cawley Gillespie further estimated the PV-10 for the Mid-Continent properties to be $505 million as of December 31, 2000. The Proved Reserves are located principally in the Ardmore Basin in south central Oklahoma, in the Oklahoma/Texas panhandle and in Southwestern Arkansas. Approximately 71% of the estimated reserves are natural gas and 29% are oil located on approximately 88,000 net mineral leasehold acres in twelve counties in Oklahoma, five counties in Texas and two counties in Arkansas. Total net daily production from the Mid-Continent properties for the month of December 2000 was approximately 23 million cubic feet of natural gas production and 980 barrels of oil. Approximately 91% of the Proved Reserves were classified Proved Developed Reserves as of December 31, 2000. The Company's wholly-owned subsidiary, Gruy, is the operator of 89% or 663 of the 743 wells located in the Mid-Continent Region.

     The major fields in the Mid-Continent Region are the Panoma, Cumberland, Walnut Bend and Madill.

     Panoma. The Panoma Properties currently consist of approximately 561 natural gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 66 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce natural gas from the Granite Wash and/or Brown Dolomite formations. For the month of December 2000, net production was approximately 12.5 MMcf/d.

     Cumberland. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development potential exists for additional wells to exploit the shallow gas on 160-acre spacing. The shallowest zone in the field is the Goddard, which is a channel sand. The Company has an interest in a total of 118 wells, with working interests varying from 17.2% to 100%. The Company operates all but nine of these wells. For the month of December 2000, gross production from the field averaged 6,367 Mcf/d and 199 Bbl/d.

     Walnut Bend. The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930's and produces oil and gas from numerous intervals ranging in depth from 2,000' in the Montgomery sands to over 7,000' in the Ellenburger carbonate. There are currently 104 active producing wells and 30 active injection wells. The Company's working interest ownership in the wells is approximately 91%. For the month of December 2000, gross production from the wells averaged 232 Mcf/d and 846 Bbl/d.

     Madill. The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750' to 5,700'. There are currently 62 active producing wells. The Company's working interest ownership in the wells varies from 50% to 100%. For the month of December 2000, gross production from the wells averaged 2,211 Mcf/d and 83 Bbl/d.

Permian Basin

     On April 30, 1997 the Company acquired from Burlington, effective as of January 1, 1997, certain oil and gas properties consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico (the "Permian Basin Properties"), for a net purchase price of $133.8 million after adjustments aggregating $9.7 million. The primary producing formations include the Yates, Seven Rivers and Queen in Lea and Eddy Counties, New Mexico; the Atoka in the Brunson Ranch Field in Loving County, Texas; the Clearfork in the Westbrook Field in Mitchell County, Texas; and the San Andres in the Levelland/Slaughter Field in Cochran County, Texas. The Permian Basin Properties include 1,706 producing oil and gas wells on approximately 65,000 gross acres (56,600 net acres). One of the Company's subsidiaries, Gruy, serves as operator on approximately 53% of the wells on the Permian Basin Properties. Management believes the Permian Basin Properties will continue to provide significant opportunities for exploitation and development opportunities of both oil and gas through workovers and recompletions, enhanced recovery projects and in-fill drilling. For example, the Company has identified more than 100 possible sites in the Westbrook Field (4.7 MMBbl of Proved Reserves) and opportunities for tertiary recovery using carbon dioxide injection in the Levelland-Slaughter Field (1.2 MMBbl of Proved Reserves).

     According to Ryder Scott and Cawley Gillespie, as of December 31, 2000, the Permian Basin Properties had Proved Reserves of 13 MMBbl of oil and 84 Bcf of gas, or on a Natural Gas Equivalent basis, 159 Bcfe. Ryder Scott and Cawley Gillespie further estimated the PV-10 for the Permian Basin Properties to be $392 million as of December 31, 2000. Approximately 65% of the Proved Reserves were classified as Proved Developed Reserves as of December 31, 2000. See "Properties - Oil and Gas Reserves."

     The   major   fields   in   the   Permian   Basin   are   the    Westbrook,
Levelland/Slaughter and Southeast New Mexico.

     Westbrook. The Westbrook Field covers 45 square miles of the Permian Basin in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. The Company owns three principal properties in the Westbrook Field, being the Southwest Westbrook Unit, the Morrison "G" Lease and the North Westbrook Unit. There are currently 298 active producing wells. The Company's working interest ownership in the wells varies from 0.02% to 100%. For the month of December 2000, net production from the wells averaged 391 Bbl/d.

     Most of the leases and units in the field had waterflood projects initiated in the 1960's and those projects are still active. The Company has continued waterflood enhancement operations on the Southwest Westbrook Unit and the Morrison "G" Lease in 2000.

     Levelland/Slaughter. The Levelland and Slaughter Fields consist of 186 wells located in Cochran County, Texas that produce from the San Andres formation at a depth of 5,000 feet. The Company owns five principal properties in the Levelland and Slaughter Fields, being the TLB Unit, the Veal Lease, the NW Slaughter Unit, the Starnes Lease and the Magnum Levelland Unit. There are currently 97 active producing wells. The Company's working interest ownership in the wells varies from 6% to 100%. For the month of December 2000, gross production from the wells averaged 503 Mcf/d and 538 Bbl/d.

     Discovered  in  the  1930's,   all  five   properties  have  been  actively
waterflooded since the 1970's. While the projects are mature, additional drilling and waterflood enhancement opportunities are available. No Proved Undeveloped Reserves were assigned by Ryder Scott to either the TLB Unit or the Veal Lease. Proved Undeveloped Reserves were assigned by Ryder Scott to the NW Slaughter Unit in contemplation of a carbon dioxide injection project which is planned in the future for that property. The operator of an adjacent property has been injecting carbon dioxide for a number of years and has successfully enhanced production.

     Southeast New Mexico Properties. The Southeast New Mexico Properties consist of approximately 430 wells in Lea and Eddy Counties, New Mexico. The Lea County properties include the Rhodes, Jalmat, Monument, Langlie Mattix, Eumont and Eunice Fields. The fields produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. Additionally, the Company owns interests in approximately 20 wells that produce from the Morrow formation in Eddy County, New Mexico where a current increased density program is ongoing. The Morrow formation is found at approximately 11,500 feet. We participated in the drilling of 7 wells in 2000 and has budgeted to drill an additional 11 wells in 2001. For the Southeast New Mexico properties, approximately 27 proved undeveloped locations have been identified by the Company's third-party petroleum engineering consultants.

Gulf Coast/Gulf of Mexico

     The Company owns properties both onshore Gulf Coast and offshore Gulf of Mexico.

Onshore Gulf Coast

     The Company owns various ownership interests in five horizontal wells in the Mossy Grove prospect in Walker County, Texas. The interests which the Company owns in these three wells range from a 25% to a 65% working interest. The field produces from the Glen Rose formation at a depth of approximately 12,000 feet. The initial discovery was completed in July 1998 with the latest two wells being drilled in 2000 and 2001. The Company owns an average of a 25% working interest in a 36,000 acre lease block surrounding the producing wells. A sixth well is currently being drilled in which the Company owns a 25% working interest. RME Petroleum, a wholly-owned subsidiary of Anadarko Petroleum Corporation, is the operator of the drilling phase for this well and owns the remaining 75% working interest. The Company operates all of the field production. For the month of December 2000, gas production from the three producing wells was approximately 3,700 Mcf/d. Additional development drilling is planned in this field in future years.

     Other onshore Gulf Coast properties are located in the Giddings Field, the First Shot Field and the Clinton Field. Other than the Clinton Field, which produces from a vertical well, these properties are typically producing from horizontal legs of vertical wells in these fields.

Offshore Gulf of Mexico

     On March 27, 1998, the Company acquired approximately 40% beneficial ownership interest in TEL Offshore Trust, a trust created under the laws of the state of Texas pursuant to a cash tender offer for an aggregate purchase price of approximately $10.4 million. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana. TEL produced a total of approximately
0.832 Bcfe in calendar 2000.

     The Company entered the Gulf of Mexico as a working interest participant in new exploratory drilling on the shallow water shelf in May 1999. By the end of 2000, this program achieved a result of 16 new discoveries in 20 separate fault block attempts. Seven of these successes are producing approximately 25 million cubic feet of natural gas equivalent per day net to the Company as of the end of February 2001. Ten additional new discoveries (one of which was discovered in
2001) are scheduled to commence production during the remainder of 2001 and will add substantially to existing daily net production rates. The Company currently owns an interest in over 35 blocks in the Gulf of Mexico ranging from 12.5% to 100% with expectations of adding to this lease inventory at the March 2001 offshore lease sale. See "Recent Activities". The Company plans to participate in 10-12 new exploratory offshore drilling projects in 2001. Over 300 blocks of 3-D seismic coverage are providing the basis for new prospect generation internally. Additionally, alliances with other offshore operators provides access to additional high-quality drilling opportunities.

     The Company has received an engineering evaluation from Ryder Scott and DeGoyler and MacNaughton ("D&M"), independent petroleum engineers engaged by the Company to evaluate the Company's properties, on the net reserves in the Gulf of Mexico. According to Ryder Scott and D&M, as of December 31, 2000, the Gulf of Mexico properties had Proved Reserves of 1.9 MMBbl of oil and 31 Bcf of natural gas, or on a Natural Gas Equivalent basis, 42 Bcfe. Ryder Scott and D&M further estimated the PV-10 for the Gulf of Mexico properties to be $203 million as of December 31, 2000. Approximately 73% of the estimated reserves are natural gas and 27% are oil located on approximately 430,040 net mineral leasehold acres. Total net daily production from the Gulf of Mexico properties for the month of December 2000 was approximately 13 million cubic feet of natural gas production and 189 barrels of oil.

Gas Processing Plants

McLean Plant

     On January 1, 1997, the Company complemented its Panoma acquisition by purchasing for $2.5 million a 50% ownership interest in the McLean Gas Plant and a related 22 mile products pipeline. This plant is a modern cryogenic plant utilizing approximately 2,000 horsepower of high speed compression and a gas processing capacity of approximately 23 million cubic feet per day. For the month of December 2000, throughput of the plant averaged 13.3 million cubic feet per day with processed liquids of 867 barrels per day.

Madill Plant

     On December 1, 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc for approximately $8.4 million. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera Gas Gathering Co., L.L.C., of Tulsa, Oklahoma who subsequently paid 50% of the purchase price. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. For the month of December 2000, throughput of the plant averaged 11.9 million cubic feet per day of natural gas with processed liquids of 680 barrels per day. See "Gathering and Processing of Gas."

Walker Creek Plant

     In conjunction with the Vastar acquisition, the Company acquired an approximate 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower of leased compression and has a gas processing capacity of 12 million cubic feet per day. For the month of December 2000, throughput of the plant averaged 8.6 MMcf/d with processed liquids of 411 Bbl/d.

Development and Exploration Activities

Overview

     The Company presently intends to continue to focus its efforts on exploration, property acquisitions and its substantial inventory of exploitation and development drilling projects.

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

Development Drilling

     The Company's development strategy focuses on maximizing the value and productivity of its oil and gas asset base through development drilling and enhanced recovery projects. The Company has budgeted approximately $51 million for exploitation and development activities for 2001 with $28 million of such budget allocated to the Company's proved undeveloped reserves. The Company spent $4.1 million, $1.4 million and $7.9 million, respectively, developing its proved undeveloped reserves for the years ended 2000, 1999 and 1998. The Company has identified 237 development drilling locations (including both production and injection wells) on its properties to which proved reserves have been attributed. In exploiting its producing properties, the Company relies upon its in-house technical staff of petroleum engineering and geological professionals and utilizes the services of outside consultants on a selective basis.

     Mid-Continent Region. The Company believes that developmental drilling can continue to enhance the value of the Panoma Properties, which produce from the Brown Dolomite and Granite Wash formations in the Texas Panhandle and western Oklahoma. The easternmost fields are developed on 160 acre spacing because the original spacing of 640 acres proved inadequate to drain reserves efficiently. In-fill development has been underway in the fields with 101 wells having been drilled and completed during the last four years. The westernmost field has now been developed with 320 acre spacing, and future develop drilling will bring the spacing down to a more efficient 160 acres per well.

     The Cumberland Field was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Goddard, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. The Company has identified four locations in which additional wells could be drilled to complete development of the shallow gas on 160-acre spacing. One well was drilled and several recompletions were successfully performed in 2000. Additional drilling and recompletions are budgeted in 2001.

     Additional Mid-Continent development, drilling and recompletion activities will focus on the Walnut Bend Field in Cooke County, Texas and the Morrison Ranch Field in Roberts County, Texas.

     Permian Basin Properties. In evaluating the Permian Basin Properties, the Company has identified over 200 drilling locations including production and injection wells. Primary development focus will be on the increased density drilling opportunities. Numerous workovers, recompletions and development wells are targeted for the shallow gas properties in Lea County, New Mexico. Further development of the Westbrook Field in Mitchell County, Texas began in 2000 when seven producing wells and five injection wells were drilled. Approximately 29 wells are for 2001.

     Onshore Gulf Coast. The Company owns various ownership interests in five horizontal wells in the Mossy Grove prospect in Walker County, Texas. The interests which the Company owns in these three wells range from a 25% to a 65% working interest. The field produces from the Glen Rose formation at a depth of approximately 12,000 feet. The initial discovery was completed in July 1998 with the latest two wells being drilled in 2000 and 2001. The Company owns an average of a 25% working interest in a 36,000 acre lease block surrounding the producing wells. A sixth well is currently being drilled in which the Company owns a 25% working interest. RME Petroleum, a wholly-owned subsidiary of Anadarko Petroleum Corporation, is the operator of the drilling phase for this well and owns the remaining 75% working interest. The Company operates all of the field production. For the month of December 2000, gas production from the three producing wells was approximately 3,700 Mcf/d. Additional development drilling is planned in this field in future years.

Exploratory Drilling

     The Company spent $40 million of its $60 million 2000 capital budget on exploratory drilling and related land and geophysical costs. Sixteen exploratory wells were drilled in 2000 of which 15 were successful providing the Company with a 94% success rate. The most significant change in strategy occurred when the Company entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This new program yielded 16 new discoveries in 20 attempts by the end of 2000 and is expected to continue to add significantly to reserves and cash flow as these new properties are put on production. Currently, production from seven new offshore platforms is approximately 25 MMcfe/d net to the Company. Ten new platforms scheduled to commence production in 2001 should add substantially to these levels. The Company owns an interest ranging from 12.5% to 100% in over 40 offshore blocks and expects to add significantly to the number of OCS blocks in 2001. See "Recent Events". An aggressive drilling program will continue in 2001.

     The onshore exploration program also continues to meet with success. Drilling in New Mexico in 2000 and early 2001 has resulted in six new Morrow gas wells with working interests ranging from 50% to 90%. Per well production is expected to range from 1 million to 8 million cubic feet of natural gas per day. A new shallow zone oil discovery is producing over 70 Bbl/d. Over 30 locations remain to be drilled as a follow-up to this activity in New Mexico.

     In West Texas, 12 consecutive producing wells have been drilled during the past year in the Goldsmith Area. Occidental Petroleum Corporation is the operator and the Company owns a 25% - 35% working interest in a 30,000 acre area of mutual interest. The latest well tested over 350 Bbl/d and over 25 locations remain to be drilled.

     A new discovery in the Texas Panhandle area, new prospects on the Texas and Louisiana Gulf Coast area and a continuing offshore Gulf of Mexico program should provide ample opportunity to grow reserves and production in future years.

Gathering and Processing of Gas

     Hunter Gas Gathering, Inc. and Bluebird Energy, Inc., both wholly-owned subsidiaries of the Company, own three gas gathering systems located in Oklahoma, Texas and Arkansas, none of which are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), and ownership interests in three gas processing plants. Gruy operates all of the gas gathering systems and one of the gas processing plants.

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

     The Panoma system, the largest of the Company's gas gathering systems, consists of approximately 446 miles of pipeline. The main trunklines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. At year end 2000, gas throughput for the Panoma gas gathering system was approximately 14.8 MMcf per day. The Panoma gas gathering system is connected to a third party "header" system which provides access to all major interstate pipelines in the area via seven pipeline interconnects serving Midwestern, Western and Oklahoma intrastate markets. The Company, which operates approximately 500 of the approximately 585 wells connected to the Panoma system, is also actively seeking to add new wells to such system through acquisition, development or arrangements with third party producers.

     Effective January 1, 1997, the Company purchased for $2.5 million a 50% ownership interest in the McLean Gas Plant, a gas processing facility located adjacent to the Company's Panoma gas gathering system. The purchase also included a 22 mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 MMcf per day. For the month of December 2000, throughput was approximately 13.3 MMcf per day. The Company acquired its 50% ownership interest in the plant from Carrera Gas Company, L.L.C. ("Carrera") of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility.

     On December 1, 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. For the month of December 2000, throughput of the plant was approximately 11.9 million cubic feet per day of natural gas with processed liquids of 680 barrels per day.

     In conjunction with the Vastar acquisition, the Company acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. On May 24, 2000, the Company sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P., the Company's new partnership discussed in Recent Activities - Strategic Alliance on page 2. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 million cubic feet per day. For the month of December 2000, throughput of the plant was approximately 8.6 MMcf/d with processed liquids of 411 Bbl/d.

Marketing of Production

     The Company markets all of its gas production as well as gas it purchases from third parties to gas marketing firms or end-users either on (i) the spot market under contracts of less than one year at prevailing spot market prices (approximately 62% of our volume) or (ii) at market responsive prices under multi-year contracts (approximately 38% of our volume). Marketing gas for its own account exposes the Company to the attendant commodities risk which the Company attempts to mitigate through various financial hedges. The Company normally sells its own oil under month-to-month contracts with a variety of crude oil purchasers. Oil is usually sold for the Company's own account through the services of Enmark Services, a marketing agent in Dallas, Texas. While the Company has historically been able to sell oil above posted prices, it is also exposed to the commodities risk inherent in short-term contracts which the Company attempts to mitigate through various financial hedges. For a discussion of the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Hedging Activity" and Note 13 to the Company's Consolidated Financial Statements.

     In December 1997, Hunter Gas Gathering, Inc. acquired a thirty percent (30%) membership interest in NGTS, a subsidiary of Natural Gas Transmission Services, Inc. ("NGTS, Inc."). NGTS assumed all of NGTS Inc.'s operations as of December 1, 1997. The Company acquired its interest in NGTS for consideration of $4.35 million.

     NGTS is a Dallas-based natural gas marketing and trading company with operations concentrated in the western two-thirds of the country. In fiscal 2000, NGTS reported total revenues of approximately $522 million. NGTS is presently marketing approximately 375 million cubic feet of natural gas per day. In fiscal 1999, NGTS reported total revenues of approximately $277 million. For 1998, the Company and its gas gathering subsidiary, Hunter Gas Gathering, Inc., dedicated substantially all of its natural gas production to NGTS for marketing. As of December 31, 2000, NGTS marketed approximately 30% of the Company's natural gas under short term contracts. The balance of the Company's production is marketed through other marketing companies or gatherer/processors.

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

Petroleum Management and Consulting Services

     The Company acquired Gruy in December 1995. Gruy, which conducts operations for both the Company and third parties, has over a 44-year history of managing properties for financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding environmental and other regulatory compliance; receipt and disbursement functions, expert witness testimony and other managerial services and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties, gathering systems and processing plants located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of the Company's acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often uniquely able to identify attractive acquisition opportunities.

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

Regulation

       General Federal and State Regulation

     There have been, and continue to be, numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. The following are some specific regulations that may affect the Company. The Company cannot predict the impact of these or future legislative or regulatory initiatives.

       Regulation of Natural Gas and Oil Exploration and Production

     The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and gas industry increases the Company's costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

       Federal Regulation of Sales Prices and Transportation

     Currently, there are no federal, state or local laws that regulate the price for sales of natural gas, NGLs, crude oil or condensate by the Company. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938 ("NGA"). While these controls do not apply directly to the Company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective and their effect, if any, on the Company's operations. Historically, the natural gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

       Gathering Regulations

     State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Such regulation has not generally been applied against gatherers of natural gas, although natural gas gathering may receive greater regulatory scrutiny in the future. Federal, State or Indian Leases The Company's operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

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

     Additionally, in the course of the Company's routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations.

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

Employees

     At December 31, 2000, the Company had 95 full-time employees of which 29 were management, 33 were administrative and 33 were field employees. None of the Company's employees are represented by a union. Management considers its relations with employees to be good.

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

Risk Factors

Risks Related to Substantial Leverage
-------------------------------------

We have a significant amount of debt

     We are highly leveraged, with outstanding long-term debt of approximately $191 million compared to stockholders' equity of $93.4 million as of December 31, 2000. Our level of indebtedness affects our future operations. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, the cash flow is not available for other purposes. The covenants contained in our credit facilities require us to meet certain financial tests and limit our ability to borrow additional funds or to acquire or dispose of assets. Also, our ability to obtain additional financing in the future may be impaired by our substantial leverage. Additionally, the senior (as opposed to subordinated) status of our 10% Senior Notes due 2007, our high debt to equity ratio, and the pledge of substantially all of our assets as collateral for our primary credit facility will, for the foreseeable future, make it difficult for us to obtain financing on an unsecured basis or to obtain secured financing other than certain "purchase money" indebtedness collateralized by the acquired assets.

To service our indebtedness, we will require a significant amount of cash

     While we reported operating profits for fiscal years 2000 and 1999, we reported an operating loss for fiscal 1998, and at December 31, 2000, we had an accumulated deficit of $50.2 million. Our ability to meet our financial covenants and to make scheduled payments of principal and interest to repay our indebtedness depends upon our operating results and our ability to obtain financing. However, we cannot be certain that our business will generate sufficient cash flow from operations or that future bank credit will be available in an amount sufficient to enable us to service our indebtedness or make necessary capital expenditures. In such event, we would need to obtain such financing from the sale of equity securities, other debt financing or the sale of certain of the Company's properties. We cannot predict whether any such financing will be available on terms acceptable to us. If we are not able to secure such financing, we may not be able to continue to implement our business strategy.

Despite our current indebtedness levels, we still may be able to incur more debt

     Our primary credit facility limits our borrowings to a borrowing base amount determined by the lenders, in their sole discretion, based upon a variety of factors, including the amount of indebtedness that our oil and gas reserves and other assets can adequately support. As of December 31, 2000, we had $22.5 million of borrowing available under the borrowing base for our current credit facility. Our subsidiary Bluebird Energy, Inc. has a non-recourse revolving credit facility which, as of December 31, 2000, had $21.4 million of borrowing available. A significant decline in oil or gas prices below their current levels could materially adversely affect the availability of funds under our credit facility.

We must maintain certain financial ratios

     Our primary credit facility also requires us to satisfy certain financial ratios in the future. One covenant requires that we maintain a ratio of funded indebtedness divided by the sum of funded indebtedness plus equity (the "Debt to Capitalization Ratio") of not more than 0.80 to 1.0. At December 31, 2000, we had a Debt to Capitalization Ratio of 0.58 to 1.0. Another covenant requires us to maintain a ratio of Consolidated EBITDA to Interest Expense (as defined in our primary credit facility agreements) of not less than 2.00 to 1.0 for the calendar quarters ending September 30, 2000 and thereafter. We had a ratio of Consolidated EBITDA to Interest Expense of 3.99 to 1.0 as of December 31, 2000. The Consolidated EBITDA to Interest Expense ratio is very sensitive to oil and gas price levels, and a lowering of product prices in the future might jeopardize our compliance with this ratio. We are considering several alternatives to reduce this risk, including the acquisition or drilling of higher cash flow producing properties (shorter reserve life) to somewhat offset our long-lived reserve base or monetizing certain of our non-strategic assets.

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

     These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Our production is predominantly weighted toward gas, making our earnings and cash flow more sensitive to gas price fluctuations. Also, our ability to market our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Currently, we sell substantially all our gas production to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. An affiliate of ONEOK Inc. has the right to market the undedicated natural gas we sell in the state of Oklahoma until February 2004 or such earlier date as ONEOK affiliates cease to own a specified percentage of our equity securities. At December 31, 2000, ONEOK was marketing production from 38 wells for a total of 2,634 Mcf/d.

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

You Should Not Place Undue Reliance on Our Reserve Data Because
  They Are Estimates
----------------------------------------------------------------

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

Maintaining Reserves And Revenues in The Future Depends on Successful
  Exploration And Development
-----------------------------------------------------------------------

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

Our Acquisitions Involve Certain Risks
---------------------------------------

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

Risks Associated With Exploration And Development
--------------------------------------------------

Our operations are subject to delays and cost overruns, and our activities may not be profitable

     We intend to increase our exploration activities and to continue our development activities. Exploratory drilling and, to a lesser extent, developmental drilling of oil and gas reserves involve a high degree of risk. We have recently expanded and plan to increase our capital expenditures on our exploration efforts, which involve a higher degree of risk than our development activities. It is possible that we will not obtain any commercial production or that drilling and completion costs will exceed the value of production. The cost of drilling, completing and operating wells is often uncertain. Numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment, may curtail, delay or cancel drilling operations. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

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

We Are Subject to Casualty Risks in Our Onshore And Offshore Activities
-------------------------------------------------------------------------

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

We Hedge Our Oil And Gas Production
-----------------------------------

     As of December 31, 2000, we had hedged approximately (i) 15% of our gas production through December 31, 2001, and (ii) 65% of our oil production through June 30, 2001. These hedges have in the past involved fixed price arrangements and other price arrangements at a variety of prices, floors and caps. We have in the past and may in the future enter into oil and gas futures contracts, options and swaps. Our hedging activities, while intended to reduce our sensitivity to changes in market prices of oil and gas, are subject to a number of risks including instances in which we or the counterparties to our hedging contracts could fail to perform. Additionally, the fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices.

Our Operations Are Subject to Many Laws And Regulations
--------------------------------------------------------

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

We Are Subject to Substantial Competition
------------------------------------------

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

Our Business May Be Adversely Affected If We Lose Our Key Personnel
--------------------------------------------------------------------

     We depend greatly upon three key individuals within our management: Gary C. Evans, Matthew C. Lutz and Richard R. Frazier. The loss of the services of any one of these individuals could materially impact our operations.

Shares Eligible For Future Sale; Absence of Dividends
------------------------------------------------------

     The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur

     We are authorized to issue up to 100,000,000 shares of common stock. As of March 20, 2001, 35,399,739 shares were issued and outstanding, and 4,938,449 shares were reserved for issuance upon the exercise of certain outstanding warrants and options. Issuing additional shares of common stock pursuant to such outstanding options and warrants would reduce the proportionate ownership and voting rights of the common stock then outstanding. Our existing management and their affiliates own 2,974,780 shares of common stock that may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933. In addition, our primary credit facility contains a debt to capitalization ratio covenant requiring us to maintain a ratio of .80 to 1.0. The possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing and future market prices for the common stock and could impair our ability to raise capital through the sale of equity securities in the future.

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

Preferred Stock; Anti-takeover Provisions
------------------------------------------

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


Item 2.           Description of Properties

Oil and Gas Reserves
--------------------

General

     All information set forth in this Form 10-K regarding estimated Proved Reserves, related estimated future net cash flows and PV-10 of the Company's oil and gas interests is taken from reports prepared by Ryder Scott Company of Houston, Texas, Cawley Gillespie & Associates, Inc. of Fort Worth, Texas and DeGoyler and MacNaughton of Dallas, Texas, all independent petroleum engineers with respect to the Company's interests at December 31, 2000 (using oil and gas prices in effect at December 31, 2000) and by Ryder Scott Company and Pollard, Gore and Harrison of Austin, Texas for December 31, 1999. The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by the Company.

     PV-10 is the present value of Proved Reserves which is an estimate of the discounted future net cash flows from each of the Company's properties at December 31, 2000, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 2000, or as otherwise indicated.

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


                                 Prices used in Reserve Reports at December 31,
                                ------------------------------------------------
                                     2000              1999              1998
                                ------------------------------------------------

Gas (per Mcf)..................      $ 9.28             $2.25            $2.12
Oil (per Bbl)..................      $25.59            $24.03            $9.42

     All reserves are evaluated at contract temperature and pressure which can affect the measurement of gas reserves. Operating costs, development costs and certain production related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The estimates following this section set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV-10 from future net cash flows differ from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and gas reserves or their present value.

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

     Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's Proved Reserves since December 31, 2000. No estimates of Proved Reserves of oil and gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the Commission) since January 1, 2000.

Company Reserves

     The following tables set forth the estimated Proved Reserves of oil and gas of the Company and the PV-10 thereof on an actual basis at December 31, 2000, 1999 and 1998.

                Estimated Proved Oil and Natural Gas Reserves (a)

                                                       At December 31,
                                  ----------------------------------------------
                                    2000                1999               1998
                                  ----------------------------------------------

Net gas reserves (Mcf):
     Proved developed............  179,697,015      184,954,732      174,987,374
     Proved undeveloped..........   53,511,550       45,044,794       44,072,300
                                  ----------------------------------------------
       Total proved gas reserves.  233,208,565      229,999,526      219,059,674
                                  ==============================================
Net oil reserves (Bbl):
    (including condensate and NGL)
     Proved developed............   13,923,380       16,299,585        9,474,591
     Proved undeveloped..........    8,380,082        9,234,165        7,874,050
                                  ----------------------------------------------
       Total proved oil reserves.   22,303,462       25,533,750       17,348,641
                                  ==============================================
Total Proved Reserves (Mcfe).....  367,029,337      383,202,026      323,151,521
                                  ==============================================

                     Estimated PV-10 of Proved Reserves (a)

                                                   At December 31,
                                   ---------------------------------------------
                                    2000               1999              1998
                                   ---------------------------------------------
Estimated PV-10 (b) :
     Proved developed............  $  829,683,640  $  282,481,193  $ 160,984,895
     Proved undeveloped .........     269,843,116      87,609,991     18,424,052
                                   ---------------------------------------------
       Proved Reserves PV-10 (c).  $1,099,526,756  $  370,091,184  $ 179,408,947
                                   =============================================

------------

     (a) Based upon reserve reports at December 31, 2000 prepared by Ryder Scott, Cawley Gillespie and D&M and at December 31, 1999 and December 31, 1998 prepared by Ryder Scott and PG&H.

     (b) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

     (c) The standardized measure of discounted future net cash flows related to proved oil and gas reserves at December 31, 2000, 1999 and 1998, respectively, were as follows: $804,923,000, $315,616,000 and $176,148,000.

       Significant Properties

     On December 31, 2000, 100% of the Company's Proved Reserves on a Bcfe basis were located in the Mid- Continent Area, the Permian Basin Region and the Gulf Coast/Gulf of Mexico. On such date, the Company's properties included working interests in 3,043 gross (1,720 net) productive oil and gas wells.

     The following table sets forth summary information with respect to the Company's estimated Proved Reserves of oil and gas at December 31, 2000.

                                               PV-10 (a)                           Proved Reserves
                                     ----------------------------------------------------------------------------
                                                                                                    Natural Gas
                                           Amount         % of          Oil             Gas          Equivalent
                                       (in thousands)     Total        (Bbl)           (Mcf)           (Bcfe)
                                     -------------------------------------------- --------------- ---------------
Mid-Continent Area (b)...............           505,186    45%           7,959,245    118,558,470      166.31
Permian Basin Region (b).............           391,532    36%          12,474,315     83,869,110      158.72
Gulf Coast/Gulf of Mexico (c) .......           202,809    19%           1,869,902     30,780,985       42.00
                                     ----------------------------------------------------------------------------
       Total.........................         1,099,527   100%          22,303,462    233,208,565      367.03
                                     ============================================================================

----------

     (a) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

     (b) Based on reserve reports at December 31, 2000 prepared by Ryder Scott and Cawley Gillespie.

     (c) Based on reserve reports at December 31, 2000 prepared by Ryder Scott and D&M.

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

                                                                  Year Ended December 31,
                                                          2000             1999              1998
                                                   ---------------------------------------------------------
Oil and gas production:
  Oil (Mbbl)......................................              1,298           1,307             1,141
  Gas (MMcf)......................................             19,579          19,026            14,119
  Natural Gas Equivalents (MMcfe).................             27,368          26,868            20,965
Average sales price (a):
  Before Hedge Contracts:
     Oil (per Bbl)................................        $     28.91     $     17.55       $     11.79
     Gas (per Mcf)................................               4.08            2.16              1.90
     Natural Gas Equivalents (per Mcfe)...........               4.28            2.38              1.92
  After Hedge Contracts:
     Oil (per Bbl)................................        $     22.95     $     15.01       $     12.67
     Gas (per Mcf)................................               3.90            2.16              2.02
     Natural Gas Equivalents (per Mcfe)...........               3.88            2.26              2.05
Oil and gas production lifting costs (per Mcfe) ..                .60             .57               .68
Production taxes and other costs (per Mcfe) (b)...        $       .46     $       .30       $       .31

----------

     (a) Before deduction of production taxes and net of hedging results.

     (b) Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

Drilling Activity

     The following table sets forth the results of the Company's drilling activities during the three fiscal years ended December 31, 2000, 1999 and 1998.

                                               Gross Wells (a)                                 Net Wells (b)
    Year         Type of Well       Total      Producing (c)       Dry (d)          Total      Producing (c)      Dry (d)
    ----         ------------       -----      -------------       -------          -----      -------------      -------
    2000       Exploratory
                 Texas                13              12               1             2.82             2.51         0.31
                 Oklahoma              1               1               0             0.25             0.25            0
                 New Mexico            6               6               0             2.23             2.23            0
                 Other                16              15               1             6.12             5.63         0.50
               Development
                 Texas                47              47               0            23.10            23.10            0
                 Oklahoma              1               1               0             0.50             0.50            0
                 New Mexico            2               2               0             1.18             1.18            0
                 Other                 2               2               0             0.33             0.33            0

    1999       Exploratory
                 Texas                 6               5               1             2.77             2.46         0.31
                 Oklahoma              1               1               0             0.18             0.18            0
                 New Mexico            0               0               0                0                0            0
                 Other                 7               5               2             2.38             1.88         0.50
               Development
                 Texas                10              10               0             9.14             9.14            0
                 Oklahoma              3               1               2             3.00             1.00            2
                 New Mexico            3               3               0             2.34             2.34            0
                 Other                 1               1               0             0.25             0.25            0

    1998       Exploratory
                 Texas                 5               4               1             3.25             2.64         0.61
                 Oklahoma              0               0               0                0                0            0
                 New Mexico            1               1               0              .05              .05            0
                 Other                 0               0               0                0                0            0
               Development
                 Texas                79              79               0             74.4             74.4            0
                 Oklahoma              0               0               0                0                0            0
                 New Mexico            5               5               0                5                5            0
                 Other                 0               0               0                0                0            0

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

Oil and Gas Wells

     The following table sets forth the number of oil and natural gas wells in which the Company had a working interest at December 31, 2000. All of these wells are located in the United States.

                                                                Productive Wells
                                                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                            Gross (a)                                    Net (b)
Location                        Oil           Gas           Total           Oil            Gas           Total
--------                        ---           ---           -----           ---            ---           -----
Texas......................    1,374          745           2,119            702            491           1,193
Offshore Texas ............        0            3               3              0              1               1
Oklahoma...................      140          275             415             84            164             248
Mississippi................        1            0               1              0              0               0
New Mexico.................      148          282             430             73            167             240
California.................        5            0               5              1              0               1
Offshore Louisiana.........        0           24              24              0              9               9
Arkansas...................       46            0              46             28              0              28
                           ---------------------------------------------------------------------------------------------------------
         Total.............    1,714        1,329           3,043            888            832           1,720
                           =========================================================================================================

----------

     (a) The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions.
     (b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 2000.

                                                     Developed                              Undeveloped
                                                     ---------                              -----------
                                          Gross (a)             Net (b)          Gross (a)            Net (b)
                                          ---------             -------          ---------            -------
Offshore...........................          80,320              31,040           113,360              32,110
Texas..............................         260,000             215,000            75,000              40,000
Oklahoma...........................         100,000              72,000             7,000               3,400
Mississippi........................             528                 452                 -                   -
New Mexico.........................          42,000              36,000                 -                   -
California.........................             509                  38                 -                   -
                                   -------------------------------------------------------------------------------------
      Total .......................         483,357             354,530           195,360              75,510
                                   =====================================================================================

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

Item 4.           Submission of Matters to a Vote of Security Holders.

     The Company had no matters requiring a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

     The Common Stock of the Company has been listed on the American Stock Exchange since March 8, 1996. The Common Stock has been listed under the ticker symbol "MHR" since March 18, 1997, prior to which time it was listed under the ticker symbol "MPM." At March 20, 2001, there were 3,319 stockholders of record.

                                                                                                  Average Daily
                                                                                                  Trading Volume
                                                                       High           Low            (Shares)
                                                                  -------------------------------------------------
2000
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 4.06        $ 2.56            34,688
   Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . $ 6.63        $ 3.38            45,703
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 9.13        $ 5.88            80,593
   Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . $10.81        $ 6.50           106,183
1999
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 3.19        $ 2.50            53,351
   Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . $ 4.19        $ 2.75            45,792
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 4.25        $ 3.19            25,211
   Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3.94        $ 2.50            46,576

     On March 20, 2001, the last reported sale price of the Company's Common Stock on the American Stock Exchange was $11.88 per share.

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

Item 6.           Selected Financial Data

     The selected historical financial data sets forth summary historical consolidated financial data of the Company as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, which have been derived from the Company's audited consolidated financial statements and notes thereto. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to the Company's operations, see "Business" and "Properties." Certain reclassifications have been made to the selected historical financial data of the prior years, as well as to certain quarterly financial data, to conform with the current presentation. All data is in thousands, except per share data.

                                                      1996           1997           1998          1999             2000
                                                   ----------     ----------     ----------   ------------    -------------
Income Statement Data:
Total operating revenues..........................    $16,412        $ 48,834       $ 51,400       $ 69,626       $127,510

Total operating costs and expenses (a)............     13,541          38,833         94,414         54,514         77,181
                                                  -------------------------------------------------------------------------
Operating profit (loss)...........................      2,871          10,001        (43,014)        15,112         50,329
Income (loss) before extraordinary loss...........        509          (2,128)       (47,080)        (6,826)        22,260
Extraordinary loss from early extinguishment
  of debt, net of taxes ..........................          -          (1,384)             -              -              -
Net Income (loss) ................................        509          (3,512)       (47,080)        (6,826)        22,260
Dividends applicable to preferred shares (b)......       (406)           (875)          (875)        (4,509)        (9,708)
Income (loss) applicable to common shares.........    $   103        $ (4,387)      $(47,955)      $(11,335)      $ 12,552
Income (loss) per common share before
 extraordinary item
   Basic (b)......................................    $  0.01        $  (0.21)      $  (2.27)      $  (0.57)      $   0.60
   Diluted (b)....................................    $  0.01        $  (0.21)      $  (2.27)      $  (0.57)      $   0.51
Income (loss) per common share after
 extraordinary item
   Basic (b)......................................    $  0.01        $  (0.30)      $  (2.27)      $  (0.57)      $   0.60
   Diluted (b)....................................    $  0.01        $  (0.30)      $  (2.27)      $  (0.57)      $   0.51

Other Data:
EBITDA (c)........................................    $ 6,166        $ 22,740       $ 22,112       $ 37,538       $ 76,362
Capital expenditures (d)..........................    $41,471        $160,059       $ 70,187       $ 59,968       $ 64,311

--------

     (a) Includes in 1998 the non-cash write-down of $42.745 million of oil and gas properties in the full-cost pool due to the ceiling test limitation.

     (b) Includes the effect in the year 2000 of the payment of $5.5 million fee paid upon redemption of $25.0 million (liquidation value) of the Company's 1999 Series A 8% Convertible preferred stock. The fee was treated as a dividend, reducing income per common share, basic and diluted, by $0.26 per share and $0.17 per share, respectively, for the year 2000.

     (c) EBITDA is defined as income (loss) before income taxes and minority interest, plus the sum of depletion and depreciation and interest expense.
EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles or as an indicator of the Company's operating performance or liquidity.

     (d) Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets.
Additionally, the year 2000 amount includes the cost of property acquired through the issuance of common stock with a fair market value of $3.481 million on the acquisition date.

                                                      1996          1997          1998           1999             2000
                                                    ---------     ---------    -----------    -----------     ------------
Balance Sheet Data:
Working capital (deficiency).......................  $  2,279      $  2,610     $   (1,203)     $  (1,314)       $   4,121
Property, plant and equipment, net.................    73,648       221,259        228,436        265,195          260,532
Total assets.......................................    83,072       251,069        265,724        304,022          315,612
Total debt (a).....................................    38,766       161,543        231,020        234,806          191,139
Stockholders' equity...............................  $ 35,154      $ 72,152     $   19,697      $  51,552        $  93,416

-----------

     (a) Consists of long-term debt, including current maturities of long-term debt, and excluding production payment liabilities of $937 thousand, $743 thousand, $633 thousand, $460 thousand and $359 thousand as of December 31, 1996, 1997, 1998, 1999 and 2000, respectively. As of December 31, 2000, 1999 and
1998, $20.6 million, $41.8 million and $26.0 million, respectively, of the debt was non-recourse to the Company.

     The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                                                 2000
                                                    ---------------------------------------------------------------
                                                       First          Second          Third             Fourth
                                                   --------------  -------------  --------------   ----------------
Revenues...........................................    $   25,393     $   28,286      $   30,689         $   43,142
Depreciation, depletion and amortization...........         5,971          5,566           5,398              8,621
Net Operating Profit...............................         8,139         10,847          13,244             18,099
Net Income.........................................         1,580          3,528           4,874             12,278
Income per common share, basic (a).................    $     0.02     $     0.13      $     0.20         $     0.24
Income per common share, diluted (a)...............    $     0.02     $     0.12      $     0.15         $     0.19

                                                                                 1999
                                                    ---------------------------------------------------------------
                                                       First           Second          Third            Fourth
                                                   --------------  --------------  -------------   ----------------
Revenues...........................................   $    13,105     $    15,359    $    19,864       $     21,298
Depreciation, depletion and amortization...........         5,148           5,467          5,768              5,689
Net Operating Profit...............................         1,266           2,539          5,539              5,768
Net Income (Loss)..................................        (4,962)         (2,340)           213                263
Loss per common share, basic.......................   $     (0.29)    $     (0.18)   $     (0.05)      $      (0.05)
Loss per common share, diluted.....................   $     (0.29)    $     (0.18)   $     (0.05)      $      (0.05)

     (a) Includes the effect in the fourth quarter of 2000 of the payment of a $5.5 million fee paid upon redemption of $25 million (liquidation value) of the Company's 1999 Series A 8% Convertible preferred stock. The fee was treated as a dividend, reducing income per common share, basic and diluted by $0.22 per share and $0.15 per share, respectively, for the fourth quarter of 2000.

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

     The Company's results of operations have been significantly affected by our success in acquiring oil and gas properties and our ability to maintain or increase oil and natural gas production through exploration and exploitation activities. Fluctuations in oil and gas prices have also significantly affected the results of operations.

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

     On June 8, 1999, the Company and Bluebird acquired oil and gas reserves and related assets from Vastar including interests in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas.

     On December 1, 1999 Bluebird acquired a 50% ownership interest in the Madill gas processing plant and associated gathering system located in Marshall and Bryan counties, Oklahoma. The effective date of the acquisition was November 1, 1999.

     Effective September 1, 2000 the Company acquired a 5.5% net profits interest in the Panoma production and gas gathering facilities for $3.5 million of the Company's restricted common stock. By acquiring this interest, the Company lowered its lease operating expense and increased oil field services income.

     Effective April 1, 2000 the Company exchanged interests in certain onshore oil producing properties for interests in certain offshore oil and gas producing properties and production facilities located in the Gulf of Mexico in a tax free like-kind exchange. The transaction did not have a material effect on reported production in 2000, but the Company gained significantly increased exposure in an offshore area of interest where it is conducting exploration activities.

     During 2000, we realized proceeds of $43.8 million from the sale of non-core oil and gas and other properties, of which approximately $11.6 million was attributable to Bluebird.

     The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations.

                                                      Years Ended
                                        2000            1999            1998
                                    --------------------------------------------
Oil and Gas Operations
--------------------------------------------------------------------------------

Reported Production:
   Oil (MBbls)......................         1,298        1,307           1,141
   Gas (MMcf).......................        19,579       19,026          14,119
   Oil and Gas (MMcfe)..............        27,368       26,868          20,965
   Equivalent Daily Rate (MMcfe/day)          74.8         73.6            57.4
Underlying Production (*):
   Oil (MBbls)......................         1,175        1,041             871
   Gas (MMcf).......................        18,008       16,187          12,399
   Oil and Gas (MMcfe)..............        25,059       22,436          17,625
   Equivalent Daily Rate (MMcfe/day)          68.5         61.5            48.3
       (*) Adjusted for the sale of properties in June and September 2000.

Average Sale Prices (after hedging)
   Oil (per Bbl)....................     $   22.95    $   15.01       $   12.67
   Gas (per Mcf)....................          3.90         2.16            2.02
   Oil and Gas (per Mcfe)...........          3.88         2.26            2.05
Effect of hedging activities (per Mcfe)      (0.41)       (0.12)           0.13
Lease Operating Expense (per Mcfe)
   Lifting costs....................          0.60         0.57            0.68
   Production tax and other costs...          0.46         0.30            0.31
Gross margin (per Mcfe).............    $     2.82    $    1.39       $    1.06

Gas Gathering, Marketing and
   Processing Operations
--------------------------------------------------------------------------------

Throughput Volumes (Mcf per day)
   Gathering........................        16,639       18,536          20,775
   Processing.......................        16,506       21,510          15,668
Gross margin (in thousands).........
   Gathering (per Mcf throughput)...          0.18         0.14            0.11
   Processing (per Mcf throughput)..          0.50         0.16            0.07

Period to Period Comparisons

For the Years Ended December 31, 2000 and 1999

     We reported record net income of $22.3 million for the year ended December 31, 2000 versus a net loss of $6.8 million for the same period in 1999. Total operating revenues increased 83% to a record $127.5 million and operating profit increased 233% to a record $50.3 million in 2000. A 72% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 2% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for these record results. We also reported significant increases in revenues and gross operating margins from our gas gathering, marketing and processing and oil field services segments in 2000 compared to 1999 due to improved product prices and processing economics and an increase in customers for whom we are providing operations services. Income applicable to common shares was $12.6 million in 2000 versus a loss applicable to common shares of $11.3 million in 1999. Income per common share - basic was $0.60 per share and income per common share -diluted was $0.51 per share in 2000 compared to a loss applicable to common shares of $0.57 per share, both basic and diluted, in 1999. Income per share in 2000 includes the effect of a $5.5 million non-recurring fee paid upon redemption of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock. The fee was treated as a dividend, which reduced income per common share, basic and diluted, by $0.26 per share and $0.17 per share, respectively, for the year 2000.

Oil and Gas Operations:

     For the year 2000, we reported oil production of 1,298 Mbbls (thousand barrels) and gas production of 19,579 MMcf (million cubic feet), which represents a decline of 1% in oil and an increase of 3% in gas produced from 1999. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 2% to 74.8 MMcfe/day in 2000. The reported production in 2000 was impacted by the sale of certain non-core oil and gas properties which took effect in June and September 2000. Excluding the production of these properties from both periods, our underlying oil production increased 13% and our underlying gas production increased 11% in 2000 compared to 1999,with the underlying equivalent daily rate of production increasing 11% to 68.5 MMcfe/day . These increases were the result of a full year of production from the properties acquired from Vastar being included in 2000 as well as the success of our drilling program offsetting normal production declines.

     The increase in oil and gas prices was the most significant factor affecting the increase in net income in 2000. Prices realized in 2000 averaged $22.95 per barrel of oil and $3.90 per Mcf of gas. This represents a 72% increase on a thousand cubic feet of gas equivalent (Mcfe) basis over 1999 average realized prices of $15.01 per barrel of oil and $2.16 per Mcf of gas. The unit prices realized include the effects of hedging.

     From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During 2000, hedging reduced the average price we received for oil by $5.96 per barrel and for gas by $0.18 per Mcf. During 2000, we had approximately 19% of our natural gas production and 73% of our oil production hedged. Beginning January 1, 2000 we have approximately 14% of our expected natural gas production hedged for 2001 at a weighted average price using cost-less collars of $4.50 to $6.15 per Mcf and we have approximately 45% of our expected crude oil production for the first six months of 2001 hedged at a weighted average price using cost- less collars of $25.00 to $34.73 per barrel.

     Primarily as a result of higher realized prices, oil and gas revenues increased 75% to $106.1 million in 2000 compared to $60.7 million in 1999.

     Lease operating expenses consist of two components, lifting costs and production tax and other costs. For 2000, lifting costs, on a unit of production basis, were $0.60 per Mcfe as compared to $0.57 per Mcfe in 1999, an increase of 5%. This increase in lifting costs per unit was due to a general increase in costs of labor, materials and field services stimulated by higher prices for oil and natural gas. Production tax and other costs were $0.46 per Mcfe in 2000 compared to $0.30 per Mcfe in 1999, an increase of 53%. This was principally due to an increase of $0.10 per Mcfe in production taxes, which are a function of higher oil and gas prices, and an increase in company overhead charged to oil and gas operations of $0.04 per Mcfe due principally to higher labor and benefit costs.

     Our gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for 2000 was $77.1 million, or $2.82 per Mcfe, compared to $37.1 million, or $1.39 per Mcfe in 1999, an increase of 102% on a per unit of production basis, primarily as a result of higher oil and gas prices.

Gathering, Marketing and Processing Operations:

     For 2000, our gathering system throughput was 16.6 MMcf per day versus 18.5 MMcf per day in 1999, a decline of 10% due to the sale of a gathering system in June 1999 and to normal production declines behind the system. Gas processing throughput was 16.5 MMcf per day in 2000 versus 21.5 MMcf per day in 1999, a decrease of 23%. During December 1999, we completed recoupment of our original investment in the McLean gas processing plant. As a result, our share of operating income and plant throughput reverted to 50% from the 100% applicable during the recoupment period. The decline in reported throughput at McLean was partially offset by our acquisition of a 50% interest in the Madill gas processing plant in December 1999. Also, our reported throughput at another plant was reduced beginning June 2000 due to the sale of an interest in oil and gas properties supplying the plant.

     Revenues from gathering, marketing and processing increased 144% to $20.0 million in 2000 versus $8.2 million in 1999. Of this increase, $8.4 million was due to the acquisition of the Madill plant. Also, we received significantly higher prices for natural gas and plant products sold in 2000 compared to 1999. Natural gas prices increased 85% while the price received for natural gas liquids increased 62%. The effect of price increases was seen at the McLean plant, where our revenues declined only 14% despite the 50% decline in our operating interest due to reversion.

     Operating costs for the gathering, marketing and processing segment increased 166% to $15.7 million in 2000 from $5.9 million in 1999. A substantial portion of this increase was due to the acquisition of the Madill plant. Our net share of costs at the McLean plant declined only 19% despite the reversion to a 50% operating interest due to higher natural gas prices affecting the cost of plant throughput. Higher natural gas prices also affected the cost of gas marketed.

     The gross margin realized from gathering, marketing and processing for 2000 was $4.3 million versus $2.3 million in 1999, an increase of 87%. Gathering margin was $0.18 per Mcf in 2000 versus $0.14 in 1999 due to an increase in marketing spreads. Processing margin was $0.50 per Mcf in 2000 compared to $0.16 per Mcf in 1999 due to higher prices for plant products and better processing economics.

Oil Field Services Operations:

     Revenues from oil field services were $1.4 million in 2000 versus $768 thousand in 1999 due to an increase in customers for whom we provided operations services. Operating costs increased to $903 thousand in 2000 from $350 thousand in 1999 due to higher costs for labor and overhead. The gross margin for this segment in 2000 was $545 thousand versus $418 thousand in 1999, an increase of 30%.

Other Income and Expenses:

     Depreciation and depletion expense was $25.6 million in 2000 versus $22.1 million in 1999. Depreciation and depletion on oil and gas properties was $0.89 per Mcfe in 2000 versus $0.79 per Mcfe in 1999. This 13% increase in the equivalent unit cost was due to an increase in development costs associated with our exploration efforts in the Gulf of Mexico. Depreciation expense for the gathering, marketing and processing segment increased by $230 thousand in 2000 due to the Madill plant acquisition.

     For 2000, we recorded a gain on sale of $28 thousand versus a gain on sale of $272 thousand in 1999. The gain on sale in both periods relates to the sale of property other than oil and gas properties. Since we use the full cost method of accounting for oil and gas properties, proceeds from the sale of those properties are applied to the full cost pool and no gain or loss is recognized. General and administrative expense for 2000 increased 110% to $6.1 million from $2.9 million in 1999. The principal cause of this increase was a $3.1 million increase in salary, benefits and retirement plan expenses as a result of higher headcount, year-end incentive bonuses, and ESOP expense resulting from appreciation in the Company's stock price. The difference between the stock value on the contribution date and the stock value when purchased must be expensed at the date the contribution is made to the ESOP. We recorded equity in earnings of affiliate of $1.3 million in 2000 versus a loss of $103 thousand in 1999. This increase was due to increased net earnings from gas marketing operations of the affiliate. Other income was $477 thousand for 2000 versus $354 thousand in 1999. The increase was caused by an increase in interest income.

     Interest expense was $22.3 million for 2000 versus $22.1 million for 1999. During most of 2000 the interest rate on our LIBOR-based bank debt and an interest rate swap were higher than in 1999. This was offset by a decrease in outstanding LIBOR-based bank debt in the latter part of 2000 due to reducing debt from cash raised from the sale of non- core oil and gas properties and the exercise of warrants and options for our common stock.

     We recorded a total provision for income tax expense of $7.6 million in 2000 versus none in 1999. The year 2000 provision included a $234 thousand current provision due to alternative minimum tax regulations. The provision for deferred income tax expense of $7.3 million in 2000 reflects a reduction of $3.9 million in the valuation allowance charged against our deferred tax asset. We made this reduction in the valuation allowance in 2000 after consideration of current production levels, current expectations regarding near-term oil and gas prices, current hedging positions, anticipated capital expenditures, the estimated reversal of book and tax temporary differences, available tax-planning strategies and expectations regarding future taxable income. The valuation allowance reduces the deferred tax asset to an amount that is more likely than not to be realized based on the factors previously discussed. No income tax benefit was provided in 1999 because of uncertainty at that time in our ability to realize additional tax benefits on our net operating losses in the future. Dividends applicable to preferred stock were $9.7 million for 2000 versus $4.5 million in 1999. The dividends in 2000 included the $5.5 million premium (non-recurring) on redemption of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock.


For the Years Ended December 31, 1999 and 1998

     We reported a net loss of $6.8 million for the year ended December 31, 1999 versus a net loss of $47.1 million for the same period in 1998. Total operating revenues increased 35% to $69.6 million in 1999 from $51.4 million in 1998. A 10% increase in the price realized for oil and gas on an Mcfe basis combined with a 28% increase in oil and gas production on an MMcfe basis was primarily responsible for the increase in total operating revenues. We reported an operating profit of $15.1 million in 1999 versus an operating loss of $43.0 million in 1998. In 1998 we recognized an impairment of $42.7 million to our oil and gas properties due to a severe decline in oil and gas prices. No impairment provision was necessary in 1999. We also saw significant improvements in our daily production rates, prices and gross margins for our oil and gas operations as well as improvements in our gas gathering, marketing and processing operations in 1999 versus 1998. Loss applicable to common shares was $11.3 million in 1999 versus $48.0 million in 1998. Loss per common share was $0.57 per share, basic and diluted, in 1999 versus $2.27 per share, basic and diluted in 1998.


Oil and Gas Operations:

     For the year 1999, we reported oil production of 1,307 Mbbls (thousand barrels) and gas production of 19,026 MMcf (million cubic feet), which represents a 15% increase in oil volume and a 35% increase in gas volume over 1998. The reported production in 1999 was impacted by the acquisition in December 1998 of the Spirit 76 properties and in June 1999 of the Vastar properties.

     Prices received for oil and gas improved in 1999 over the depressed levels experienced in 1998. The oil price realized in 1999 after the effects of hedging was $15.01 per barrel versus the hedge adjusted price of $12.67 in 1998. The hedge adjusted price for gas realized in 1999 was $2.16 per Mcf versus $2.02 in 1998. This represents a 10% increase on a thousand cubic feet of gas equivalent
(Mcfe) basis in 1999 versus 1998. In 1999, hedging reduced the average oil price realized by $2.54 per barrel and had no effect on the average gas price realized. On an equivalent unit basis, hedging reduced our sales price by $0.12 per Mcfe in 1999 and increased our sale price by $0.13 per Mcfe in 1998.

     As a result of an increase in both production volumes and oil and gas prices realized, oil and gas revenues increased 39% to $60.7 million in 1999 versus $43.6 million in 1998.

     Lifting costs were $15.4 million in 1999, an 8% increase over 1998. On a per unit of production basis, lifting costs decreased 16% to $0.57 per Mcfe due primarily to the acquisition of properties with lower average lifting costs. Production taxes and other costs were $8.1 million in 1999, a 27% increase over 1998, while on a per unit of production basis, these costs decreased 3% to $0.30 per Mcfe.

     For 1999, our gross margin from oil and gas operations increased 62% to $37.1 million compared to $22.9 million in 1998, principally due to increases in production and prices. On a per unit of production basis, the margin increased 31% to $1.39 per Mcfe in 1999 from $1.06 per Mcfe in 1998.

Gas Gathering, Marketing and Processing Operations:

     For 1999, our gathering system throughput was 18.5 MMcf per day versus 20.8 MMcf per day in 1998, an 11% decrease due primarily to the sale of a gathering system in 1999. Gas processing throughput was 21.5 MMcf per day in 1999 versus15.7 MMcf per day in 1998, a 37% increase due to the Vastar and Madill acquisitions.

     For 1999, the gross margin we realized from gathering, marketing and processing operations was $2.3 million, a 92% increase over the 1998 gross margin of $1.2 million. Revenues were $8.2 million in 1999, an 18% increase over 1998 revenues of $7.0 million due to the Madill plant and Vastar acquisitions and an improvement in product prices. Operating costs were $5.9 million in 1999, a 2% increase over 1998 costs of $5.8 million. The gross margin from gathering was $0.14 per Mcf in 1999, a 27% increase over 1998. Gas processing gross margins increased 129% to $0.16 per Mcf in 1999 over $0.07 per Mcf in 1998 due to substantially improved processing economics.

Oil Field Services:

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

Other Income and Expenses:

     Depreciation and depletion expense was $22.1 million in 1999 versus $21.8 million in 1998. Depreciation and depletion on oil and gas properties was $0.79 per Mcfe in 1999 versus $1.00 per Mcfe in 1998, a decrease of 21%. The improvement in rates was partly due to the impairment write-down of $42.7 million to oil and gas properties in 1998. Without the benefit of improvements in pricing subsequent to December 31, 1998 we would have incurred an impairment of $81.2 million. While this write-down is not recoverable if prices increase, it has the effect of lowering our future depletion rates.

     We recorded a gain on sale of $272 thousand in 1999 versus a loss on sale of $52 thousand in 1998. General and administrative expense for 1999 decreased 3% to $2.9 million from $3.0 million in 1998. We recorded equity in loss of affiliate of $103 thousand in 1999 versus a loss of $116 thousand in 1998, relating to the operations of our affiliate engaged in natural gas marketing operations. Other income was $354 thousand in 1999 versus $624 thousand in 1998 due to a decrease in interest income.

     Interest expense increased 21% to $22.1 million in 1999 from $18.2 million in 1998 due to increased levels of borrowing under our revolving credit lines and an increase in floating interest rates.

     We recorded a benefit for deferred income taxes of $13.7 million in 1998 versus no tax benefit in 1999. The benefit was recorded in 1998 based on the expectation of or utilizing net operating loss carryovers generating this benefit in future years. No benefit was recorded in 1999 due to the uncertainty of utilizing additional loss carryovers due to annual limitations on their use caused by changes in ownership of our common stock.

     Dividends on preferred stock were $4.5 million in 1999 versus $875 thousand in 1998. The increase was due to the issuance of $50.0 million of Series A 8% Convertible preferred stock in 1999.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities in 2000, 1999 and 1998 was $49.5 million, $17.4 million and $13.7 million, respectively. The substantial increase in our operating cash flows in 2000 over 1999 and 1999 over 1998 is primarily the result of higher realized oil and gas prices. Our net working capital position at December 31, 2000 was $4.1 million. On that date, Magnum Hunter also had available $22.5 million under its senior bank credit line, and Bluebird had $21.4 million available under its senior bank credit line.

     INVESTING ACTIVITIES. Net cash used in investing activities was $20.0 million in 2000. We realized proceeds of $43.8 million from the sale of non-core assets during the year, of which approximately $11.6 million was attributable to Bluebird. Both the Company and Bluebird used these proceeds to repay senior bank indebtedness. We made cash capital expenditures of $60.8 million under our capital budget during 2000, of which $19.1 million was attributable to Bluebird. Our capital expenditures are discussed in further detail below. Additionally, we made investments in two unconsolidated affiliates totaling $2.6 million and advanced funds totaling $1.4 million under promissory notes receivable. We received payments on promissory notes receivable totaling $1.0 million during the year 2000.

     In 1999, net cash used in investing activities was $58.5 million, which included proceeds from asset sales of $1.5 million and capital expenditures of $60.0 million.

     In 1998 we used $74.0 million in investing activities, including $70.2 million for capital expenditures and $3.9 million for other assets. We also realized $359 thousand in proceeds from sale of assets and made a $332 thousand loan for a promissory note receivable.

     FINANCING ACTIVITIES. Net cash used in financing activities was $31.0 million in 2000. We borrowed a total of $101.1 million under our senior bank credit lines of which $11.5 million was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $144.8 million, of which $32.7 million was attributable to Bluebird. We received $60.0 million in cash from the issuance of common and preferred stock, net of offering costs. We paid $534 thousand of fees related to financing activities. We spent $25.0 million to redeem our 1999 Series A preferred stock, while Bluebird also spent $10.5 million to acquire Magnum Hunter preferred and common stock. Cash dividends paid were $10.2 million in 2000. We loaned the ESOP $1.6 million to purchase our common stock. Bluebird had a net decrease in cash of $325 thousand.

     In 1999, net cash provided by financing activities was $37.7 million We borrowed a total of $106.8 million under our senior bank credit lines, of which $46.3 million was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $103.2 million, of which $30.5 million was attributable to Bluebird. We realized proceeds from issuance of common and preferred stock of $46.3 million, net of offering costs. We also paid fees related to financing activities of $1.6 million, paid a short term note of $2.0 million, loaned the ESOP $759 thousand, loaned a shareholder $123 thousand, purchased treasury stock for $1.7 million and paid preferred dividends of $4.2 million. Bluebird had a net increase in cash of $1.7 million.

     In 1998, net cash provided by financing activities was $62.1 million. We borrowed a total of $80.0 million under our senior bank credit lines, of which $26.0 million was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $10.6 million, of which none was attributable to Bluebird. We also paid a short term note of $2.7 million, loaned the ESOP $879 thousand, loaned a shareholder $480 thousand, purchased treasury stock for $1.9 million and paid preferred dividends of $875 thousand. Bluebird had a net increase in cash of $1.9 million.

     BLUEBIRD'S CAPITAL RESOURCES. Internally generated cash flow and the borrowing capacity under its senior bank credit line are Bluebird's major sources of liquidity. From time to time, Bluebird may also sell properties in order to increase liquidity. During 2000, Bluebird realized proceeds of $11.6 million from property sales.

     On May 23, 2000, Bluebird's commercial banks agreed to allow it to acquire 100% of Magnum Hunter's 1996 Series A convertible preferred stock at liquidation value, or $10 million, and to purchase up to $500 thousand of Magnum Hunter's common stock. On December 7, 2000 the convertible preferred and the common stock were sold to Magnum Hunter Production, Inc. for cash proceeds of $10.5 million. The proceeds were used to pay down Bluebird's senior credit line. At December 31, 2000 Bluebird's senior credit line borrowing base was set at $42.0 million and borrowings under the senior credit line were $20.6 million, leaving availability of $21.4 million at that date. On February 28, 2001 the borrowing base was reduced to $37.0 million. We believe that this bank credit line, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as carry out its capital spending budget plans through 2001.

     MAGNUM HUNTER'S CAPITAL RESOURCES. The following discussion of Magnum Hunter's capital resources refers to the Company and its affiliates other than Bluebird, whose capital resources were discussed separately above. Internally generated cash flow and the borrowing capacity under its senior bank credit line are the Company's major source of liquidity. From time to time, the Company may also sell properties in order to increase liquidity. During 2000, the Company realized proceeds of $32.2 million from property sales. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, the Company has accessed both public and private capital markets to provide liquidity for specific activities and general corporate purposes.

     During the year 2000, the Company realized $60.0 million in net proceeds from the issuance of its common stock, including $57.6 million from the exercise of both its publically traded and privately held warrants and $2.4 million from the exercise of employee stock options.

     In December 2000 the Company used $10.0 million to purchase all of its 1996 Series A Convertible preferred stock outstanding from Bluebird. This preferred stock was held by an affiliate for possible re-issue at a later date. Also in December 2000 the Company spent $30.5 million (including a $5.5 million redemption premium) to redeem 50% of its outstanding 1999 Series A 8% Convertible preferred stock. In January, 2001 the remaining 50% of this preferred stock was converted to the Company's common stock by the holder at the conversion price of $5.25 per share. As a result of these preferred stock transactions, the Company no longer has any dividend paying preferred stock outstanding, which will result in annual savings of approximately $4.9 million in dividends paid.

     The Company's borrowing base under its senior bank credit line was $53.0 million at December 31, 2000 and its borrowings under this line were $30.5 million on that date, leaving availability of $22.5 million on that date. On a semiannual basis, the borrowing base is redetermined by the banks based on their review of the Company's oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess.

     The Company's internally generated cash flow, results of operations, and financing for its operations are dependent on oil and gas prices. As a result of substantial increases in oil and gas prices in 2000 versus 1999, our earnings and cash flows in 2000 have been materially increased compared to 1999. To the extent that oil and gas prices decline, the Company's earnings and cash flows may be adversely affected. However, the Company believes that its cash flow from operations, existing working capital and availability under its senior bank credit line will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2001.

     CAPITAL EXPENDITURES. During 2000, the Company's total capital expenditures were $64.3 million. Of the total, $8.9 million was for property acquisition costs, of which $3.5 million (paid in restricted common stock) was spent to acquire a net profits interest in certain properties. Exploration activities accounted for $32.5 million, development activities accounted for $22.2 million, and additions to other assets accounted for $700 thousand of the capital expenditures. As of December 31, 2000 the Company had total unproved oil and gas property costs of $5.5 million, consisting of property acquisition costs of $3.9 million and exploratory costs of $1.6 million.

     For the year 2001, the Company has budgeted approximately $85 million for exploration and development activities. The Company is not contractually obligated to proceed with any of its budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

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

     FORWARD-LOOKING STATEMENTS. This Form 10-K and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words "expect", "project", "estimate", "believe", anticipate, "intend", "budget", "plan", "forecast", "predict" and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

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

Inflation and Changes in Prices

     During 2000, the Company experienced substantial increase in prices for oil and gas compared to the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next 12 months.

     The Company  markets  oil and gas for its own  account,  which  exposes the
Company to the attendant commodities risk. A significant portion of the Company's gas production is currently sold to NGTS, LLC or end-users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     All derivatives within the Company have been identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented, and assessed hedging relationships. The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company has determined that the interest rate derivative will not qualify for treatment as a fair value hedge as defined in the Statement. As a result, the derivative asset or liability related to the interest rate derivative must be recorded at fair value on the Company's balance sheet with an effect to income. The crude oil and natural gas derivatives qualify as cash-flow hedges, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness on the cash-flow hedges will be recorded in earnings.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $179 thousand of derivative assets and $2.8 million of derivative liabilities with a cumulative effect increase to income of $111 thousand after tax and with a cumulative effect decrease to other comprehensive income of approximately $1.8 million after-tax for the transition adjustment as of January 1, 2001.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. Energy swap agreements. The Company produces, purchases, and sells crude oil, natural gas, condensate, and natural gas liquids. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company engages in futures contracts with certain of its production through various contracts ("Swap Agreements"). The primary objective of these activities is to protect against decreases in price during the term of the hedge.

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

     At December 31, 2000, the Company had the following open contracts:

               Type               Volume/Month                Duration                 Avg. Price
          ---------------     ---------------------     ---------------------    ----------------------
Oil
------
          Collar.........            30,000 Bbl           Jan 01 - Jun 01          Floor - $25.00
                                                                                   Cap   - $33.50
          Collar.........            15,000 Bbl           Jan 01 - Jun 01          Floor - $25.00
                                                                                   Cap   - $34.35
          Collar.........            15,000 Bbl           Jan 01 - Jun 01          Floor - $25.00
                                                                                   Cap   - $35.50
          Collar.........            15,000 Bbl           Jan 01 - Jun 01          Floor - $25.00
                                                                                   Cap   - $36.80
Gas
------
          Collar.........           300,000 MMBtu         Jan 01 - Dec 01          Floor - $ 4.50
                                                                                   Cap   - $ 6.15

     Based on future market prices at December 31, 2000, the fair value of open contracts to the Company was a liability of $2.8 million. If future market prices were to increase 10% from those in effect at December 31, 2000, the fair value of open contracts to the Company would be a liability of $3.7 million. If future market prices were to decline 10% from those in effect at December 31, 2000, the fair value of the open contracts to the Company would be a liability of $1.7 million.

     The Company currently intends to commit no more than 75% of its production on a Bcfe basis to such arrangements at any point in time. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve and to effectively lower interest rate expense over the following twelve months. On June 1, 2000 one of the interest rate swaps terminated. The following table reflects the terms of the remaining swap.

            Type                 Notional Amount      Termination Date         Pay Rate            Receive Rate
-----------------------------  -------------------   ------------------   ------------------   --------------------
 Pay Variable/Receive Fixed        $50,000,000            06/01/02          LIBOR + 3.34%           10% fixed
                                                                           through 05/31/00

                                                                            LIBOR + 3.69%
                                                                           from 06/01/00 to
                                                                               06/01/02

     Based on future market rates at December 31, 2000, the fair value of open contracts to the Company was an asset of $179,000. If future market rates were to increase 10% from those in effect at December 31, 2000, the fair value of open contracts to the Company would be a liability of $314,000. If future market rates were to decline 10% from those in effect at December 31, 2000, the fair value of the open contracts to the Company would be an asset of $603,000.

     Fixed and Variable Debt. The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate senior notes, which are valued at their last traded value in 2000.

   Expected Maturity Dates
        (in thousands)          2001      2002      2003      2004-2006    2007      Total   Fair Value
                              --------  --------  ---------   ---------  --------  --------- ----------
Variable Rate Debt:
Bank Debt with Recourse (a)...  $   -   $       -  $  30,500    $   -     $         $  30,500  $   30,500
Bank Debt without Recourse (b)  $   -   $  20,600  $       -    $   -     $         $  20,600  $   20,600
Fixed Rate Debt:
Senior Notes (c)..............  $   -   $       -  $       -    $   -     $140,000  $ 140,000  $  138,600
Bank Debt with Recourse (d)...  $  19   $      19  $       1    $   -     $      -  $      39  $       39

------------

(a)  The average interest rate on the bank debt with recourse is 8.52%.
(b)  The average interest rate on the bank debt without recourse is 9.48%.
(c)  The interest rate on the senior notes is a fixed 10%.
(d)  The interest rate on the bank debt is a fixed 7.9%.

Item 8. Consolidated Financial Statements and Unaudited Supplemental Information


                   Index to Consolidated Financial Statements
                                                                            Page

 Independent Auditors' Report................................................F-1

 Financial Statements:
        Consolidated Balance Sheets at December 31, 2000 and 1999............F-2

        Consolidated Statements of Operations and Comprehensive Income for the
                 Years Ended December 31, 2000, 1999 and 1998................F-3

        Consolidated Statements of Stockholders' Equity for the
                 Years Ended December 31, 2000, 1999 and 1998................F-4

        Consolidated Statements of Cash Flows for the Years
                 Ended December 31, 2000, 1999 and 1998......................F-5

 Notes to Consolidated Financial Statements..................................F-6

 Supplemental Information (Unaudited).......................................F-30

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP


Dallas, Texas
March 20, 2001

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                        December 31,      December 31,
                                                                                            2000              1999
                                                                                ----------------------------------------------------
                                     ASSETS
Current Assets
     Cash and cash equivalents..................................................    $           9         $   1,565
     Restricted cash ...........................................................            1,820             2,145
     Accounts receivable
          Trade, net of allowance of $50 and $166, respectively.................           30,442            10,203
          Due from affiliates...................................................              107                48
     Notes receivable from affiliate............................................              377               398
     Current portion of long-term notes receivable, net of allowance of $1,170
                      and $790, respectively....................................               50                57
     Prepaid and other..........................................................            2,033             1,296
                                                                                ----------------------------------------------------
           Total Current Assets.................................................           34,838            15,712
                                                                                ----------------------------------------------------
Property, Plant, and Equipment
     Oil and gas properties, full cost method
           Unproved.............................................................            5,534             3,567
           Proved...............................................................          367,822           349,510
     Pipelines..................................................................           12,581            12,462
     Other property.............................................................            2,459             1,964
                                                                                ----------------------------------------------------
     Total Property, Plant and Equipment........................................          388,396           367,503
           Accumulated depreciation, depletion, amortization and impairment.....         (127,864)         (102,308)
                                                                                ----------------------------------------------------
     Net Property, Plant and Equipment..........................................          260,532           265,195
                                                                                ----------------------------------------------------
Other Assets
     Deposits and other assets..................................................            6,570             5,663
     Investment in unconsolidated affiliates....................................            8,054             4,163
     Deferred tax asset ........................................................            5,618            13,289
                                                                                ----------------------------------------------------
                                                                                    $     315,612         $ 304,022
     Total Assets...............................................................====================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables and accrued liabilities.....................................    $      27,094         $  15,111
     Dividends payable..........................................................              169               552
     Suspended revenue payable..................................................            3,201             1,357
     Current income taxes payable...............................................              234                 -
     Current maturities of long-term debt, with recourse........................               19                 6
                                                                                ----------------------------------------------------
           Total Current Liabilities............................................           30,717            17,026
                                                                                ----------------------------------------------------
Long-Term Liabilities
     Long-term debt, with recourse, less current maturities.....................          170,520           193,000
     Long-term debt, non recourse, less current maturities......................           20,600            41,800
     Production payment liability...............................................              359               460
     Minority interest..........................................................                -               184
Commitments and Contingencies (Note 11)
Stockholders' Equity
     Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated as Series A; 80,000 issued and outstanding,
       liquidation amount $0....................................................                -                 -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased and held for remarketing by subsidiary at December 31, 2000, 1,000,000 issued and outstanding at December 31, 1999, liquidation
       amount $10,000,000.......................................................                1                 1
       50,000 designated as 1999 Series A 8% Convertible; 25,000 and 50,000
       issued and outstanding, respectively, liquidation amount $25,000,000 and
       $50,000,000, respectively................................................                -                 -
     Common Stock - $.002 par value; 100,000,000 shares authorized,
           30,705,398 and 21,738,320 shares issued, respectively................               61                43
     Additional paid-in capital.................................................          148,580           121,845
     Accumulated other comprehensive loss.......................................             (466)           (1,713)
     Accumulated deficit........................................................          (50,152)          (62,560)
     Receivable from stockholder................................................             (442)             (795)
     Unearned common stock in ESOP, at cost (680,282 and 537,515 shares,
       respectively)............................................................           (2,780)           (1,638)
                                                                                ----------------------------------------------------
                                                                                           94,802            55,183
     Treasury stock, at cost (455,063 and 1,512,719 shares of
       common stock, respectively)..............................................           (1,386)           (3,631)
                                                                                ----------------------------------------------------
     Total Stockholders' Equity.................................................           93,416            51,552
                                                                                ----------------------------------------------------
     Total Liabilities and Stockholders' Equity.................................    $     315,612         $ 304,022
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

                                                                                     For the Years Ended
                                                                                        December 31,
                                                              ----------------------------------------------------------------------
                                                                         2000            1999             1998
                                                              ----------------------------------------------------------------------
Operating Revenues:
   Oil and gas sales..........................................  $      106,052   $       60,673  $       43,565
   Gas gathering, marketing and processing....................          20,010            8,185           6,954
   Oil field services.........................................           1,448              768             881
                                                              ----------------------------------------------------------------------
         Total Operating Revenues.............................         127,510           69,626          51,400
                                                              ----------------------------------------------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs.......................          16,401           15,431          14,265
   Production taxes and other costs...........................          12,558            8,144           6,417
   Gas gathering, marketing and processing....................          15,685            5,870           5,750
   Oil field services.........................................             903              350             467
   Depreciation, depletion and amortization...................          25,556           22,072          21,757
   Provision for non-cash impairment of oil and gas reserves..               -                -          42,745
   (Gains) losses on sale of assets...........................             (28)            (272)             52
   General and administrative.................................           6,106            2,919           2,961
                                                              ----------------------------------------------------------------------
         Total Operating Costs and Expenses...................          77,181           54,514          94,414
                                                              ----------------------------------------------------------------------
Operating Profit (Loss).......................................          50,329           15,112         (43,014)
   Equity in earnings (loss) of affiliate.....................           1,307             (103)           (116)
   Other income...............................................             477              354             624
   Interest expense...........................................         (22,298)         (22,103)        (18,207)
                                                              ----------------------------------------------------------------------
Income (loss) before income tax and minority interest.........          29,815           (6,740)        (60,713)
   Provision for income tax (expense) benefit
      Current.................................................            (234)               -               -
      Deferred................................................          (7,321)               -          13,670
                                                              ----------------------------------------------------------------------
         Total provision for income (tax) benefit.............          (7,555)               -          13,670
                                                              ----------------------------------------------------------------------
Income (loss) before minority interest........................          22,260           (6,740)        (47,043)
   Minority interest in subsidiary loss.......................               -              (86)            (37)
                                                              ----------------------------------------------------------------------
Net Income (Loss).............................................          22,260           (6,826)        (47,080)
   Dividends Applicable to Preferred Stock....................          (9,708)          (4,509)           (875)
                                                              ----------------------------------------------------------------------
Income (Loss) Applicable to Common Shares.....................  $       12,552   $      (11,335) $      (47,955)
                                                              ======================================================================
Net Income (Loss).............................................  $       22,260   $       (6,826) $      (47,080)
Other Comprehensive Income (Loss), net of tax
   Unrealized Gain (Loss) on Investments......................           1,247             (405)         (1,308)
                                                              ----------------------------------------------------------------------
Comprehensive Income (Loss)...................................  $       23,507   $       (7,231) $      (48,388)
                                                              ======================================================================

Income (Loss) per Common Share - Basic........................  $         0.60   $        (0.57) $        (2.27)
                                                              ======================================================================
Income (Loss) per Common Share - Diluted......................  $         0.51   $        (0.57) $        (2.27)
                                                              ======================================================================
Common Shares Used in Per Share Calculation
   Basic .....................................................      20,856,854       19,743,738      21,151,442
                                                              ======================================================================
   Diluted ...................................................      32,834,270       19,743,738      21,151,442
                                                              ======================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
             For the Periods Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                 Preferred Stock          Common Stock          Treasury Stock
                                                Shares      Amount     Shares      Amount     Shares       Amount
                                               ----------------------------------------------------------------------
Balance at December 31, 1997 .................. 1,080,000   $  1       21,738,320 $  43         (538,633)  $      (1)
  Common Stock contributed to 401(k) plan .....                                                   12,813           -
  Exercise of employees' common stock options .                                                   96,913           -
  Purchase of treasury stock ..................                                                 (625,600)     (1,908)
  Dividends declared on preferred stock .......
  Net loss.....................................
  Unrealized loss on investment ...............
  Loan to stockholder..........................
  Unearned shares in ESOP......................
                                               ----------------------------------------------------------------------
Balance at December 31, 1998................... 1,080,000   $  1       21,738,320 $  43       (1,054,507)  $  (1,909)
                                               ----------------------------------------------------------------------
  Issuance of 1999 Series A 8% Convertible
    stock, net of offering costs ..............    50,000      -
  Fees paid on issuance of warrants............
  Common Stock contributed to 401(k) plan .....                                                   41,115           -
  Exercise of employees' common stock options .                                                  102,145           -
  Costs associated with release of shares
    from ESOP..................................
  Purchase of treasury stock ..................                                                 (601,472)     (1,722)
  Dividends declared on preferred stock .......
  Net loss ....................................
  Unrealized loss on investment ...............
  Loan to stockholder..........................
  Unearned shares in ESOP......................
                                               ----------------------------------------------------------------------
Balance at December 31, 1999................... 1,130,000   $  1       21,738,320 $  43       (1,512,719)  $  (3,631)
  Purchase of 1996 Series A convertible
    preferred stock by subsidiary..............
  Redemption of 1999 Series A 8% convertible
          preferred stock......................   (25,000)
  Purchase of treasury stock...................                                                 (129,032)       (500)
  Exercise of employees' common stock options..                           528,942     1          127,450          77
  Exercise of warrants, net of expenses........                         8,438,136    17          702,272       1,588
  Issuance of common stock for property........                                                  356,966       1,080
  Costs associated with release of shares
    from ESOP..................................
  Deferred tax benefit on exercise of employee
          stock options........................
  Net income...................................
  Dividends on preferred stock.................
  Unrealized gain on investment................
  Repayment of stockholder loan................
  Unearned shares in ESOP......................
                                               ----------------------------------------------------------------------
Balance at December 31, 2000................... 1,105,000   $  1       30,705,398 $  61         (455,063)  $  (1,386)
                                               ======================================================================

                                                Additional    Accumulated Other                 Receivable      Unearned Shares in
                                                 Paid-In        Comprehensive   Accumulated        from                 ESOP
                                                 Capital        Income (Loss)     Deficit       Stockholder    Shares       Amount
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1997 .................. $  80,763     $         -       $    (8,654)    $        -            -     $     -
  Common Stock contributed to 401(k) plan .....        66
  Exercise of employees' common stock options .        78
  Purchase of treasury stock ..................
  Dividends declared on preferred stock .......      (875)
  Net loss.....................................                                     (47,080)
  Unrealized loss on investment ...............                    (1,308)
  Loan to stockholder..........................                                                       (672)
  Unearned shares in ESOP......................                                                                (250,423)       (756)
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1998................... $  80,032     $    (1,308)      $   (55,734)    $     (672)    (250,423)    $  (756)
                                               -------------------------------------------------------------------------------------
  Issuance of 1999 Series A 8% Convertible
    stock, net of offering costs ..............    46,260
  Fees paid on issuance of warrants............      (133)
  Common Stock contributed to 401(k) plan .....       123
  Exercise of employees' common stock options .        74
  Costs associated with release of
    shares from ESOP...........................        (2)
  Purchase of treasury stock ..................
  Dividends declared on preferred stock .......    (4,509)
  Net loss ....................................                                      (6,826)
  Unrealized loss on investment ...............                      (405)
  Loan to stockholder..........................                                                       (123)
  Unearned shares in ESOP......................                                                                (287,092)       (882)
                                               -------------------------------------------------------------------------------------

Balance at December 31, 1999................... $ 121,845     $    (1,713)      $   (62,560)    $     (795)    (537,515)    $(1,638)
  Purchase of 1996 Series A convertible
    preferred stock by subsidiary..............   (10,035)
  Redemption of 1999 Series A 8% convertible
          preferred stock......................   (25,000)
  Purchase of treasury stock...................
  Exercise of employees' common stock options..     2,335
  Exercise of warrants, net of expenses........    55,952
  Issuance of common stock for property........     2,401
  Costs associated with release of
    shares from ESOP...........................       672
  Deferred tax benefit on exercise of employee
          stock options........................       410
  Net income...................................                                      22,260
  Dividends on preferred stock.................                                      (9,852)
  Unrealized gain on investment................                     1,247
  Repayment of stockholder loan................                                                        353
  Unearned shares in ESOP......................                                                                (142,767)     (1,142)
                                               -------------------------------------------------------------------------------------
Balance at December 31, 2000................... $ 148,580     $      (466)      $   (50,152)    $     (442)    (680,282)    $(2,780)
                                               =====================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                  For the Years Ended
                                                                                                     December 31,
                                                                                   -------------------------------------------------
                                                                                              2000             1999            1998
                                                                                   -------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)...............................................................     $    22,260      $    (6,826)   $   (47,080)
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities
         Depreciation, depletion and amortization..................................          25,556           22,072         21,757
         Impairment of oil and gas properties .....................................               -                -         42,745
         Amortization of financing fees............................................           1,318            2,091            793
         Increase in allowance for doubtful accounts...............................             464                -            591
         Deferred income taxes.....................................................           7,321                -        (13,670)
         Equity in (income) loss of unconsolidated affiliate.......................          (1,307)             103            116
         Minority interest expense.................................................               -               86             37
         Cost of shares released from ESOP.........................................             448              151            123
         Excess of fair value over cost of shares released from ESOP...............             672               (2)             -
         (Gain) Loss on sale of assets.............................................             (28)            (272)            52
         Other.....................................................................               -                -            (83)
         Changes in certain assets and liabilities
                  Accounts and notes receivable....................................         (20,378)          (4,660)         6,859
                  Other current assets.............................................            (737)             281           (278)
                  Accounts payable and accrued liabilities.........................          13,827            4,411          1,726
                  Current income taxes payable.....................................             234                -              -
                  Minority interest liability......................................            (184)               -              -
                                                                                   -------------------------------------------------
   Net Cash Provided By Operating Activities.......................................          49,466           17,435         13,688
                                                                                   -------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets....................................................          43,770            1,499            359
   Additions to property and equipment.............................................         (60,830)         (59,968)       (70,187)
   Increase in deposits and other assets...........................................               -                -         (3,878)
   Loan made for promissory note receivable........................................          (1,370)               -           (332)
   Payments received on promissory note receivable ................................           1,012                -             28
   Investment in unconsolidated affiliate..........................................          (2,590)               -              -
                                                                                   -------------------------------------------------
   Net Cash Used In Investing Activities...........................................         (20,008)         (58,469)       (74,010)
                                                                                   -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt and production payment.............         101,056          106,800         80,000
   Fees paid related to financing activities.......................................            (534)          (1,603)             -
   Payments of principal on long-term debt and production payment..................        (144,824)        (103,186)       (10,633)
   Payment of short-term notes payable ............................................               -           (2,000)        (2,699)
   Loan repaid by (made to) stockholder............................................             353             (123)          (480)
   Loan to ESOP....................................................................          (1,590)            (759)          (879)
   Payment of fees on issuance of warrants and preferred stock.....................               -             (133)             -
   Proceeds from issuance of common and preferred stock, net of offering costs.....          59,970           46,334             78
   Purchase of 1996 Series A preferred stock by subsidiary.........................         (10,035)               -              -
   Redemption of 1999 Series A preferred stock.....................................         (25,000)               -              -
   Purchase of treasury stock .....................................................            (500)          (1,722)        (1,908)
   Decrease (increase) in restricted cash for payment of notes payable ............             325           (1,686)          (459)
   Dividends paid..................................................................         (10,235)          (4,176)          (875)
                                                                                   -------------------------------------------------
   Net Cash (Used In) Provided By Financing Activities.............................         (31,014)          37,746         62,145
                                                                                   -------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............................          (1,556)          (3,288)         1,823
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................................           1,565            4,853          3,030
                                                                                   -------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........................................     $         9     $      1,565    $     4,853
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

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its existing wholly-owned subsidiaries, Bluebird Energy, Inc. ("Bluebird"), Gruy Petroleum Management Company ("Gruy"), Hunter Gas Gathering, Inc., Inesco Corporation, Magnum Hunter Production, Inc., Midland Hunter Petroleum Limited Liability Company, SPL Gas Marketing, Inc. The Company consolidates on a pro rata basis its approximately 41% ownership of TEL Offshore Trust. The Company accounts for its investment in NGTS, LLC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

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

     At December 31, 2000 and 1999, the Company's available-for-sale securities were classified as non-current assets and included in deposits and other assets. At December 31, 2000, the securities had a cost basis of $2,762,000, gross unrealized losses reported in accumulated other comprehensive income of $507,000 ($466,000 net of income tax benefit) and had a fair market value of $2,255,000. At December 31, 1999, the securities had a cost basis of $2,762,000, gross unrealized losses reported in accumulated other comprehensive income of $2,514,000 ($1,713,000 net of income tax benefit) and had a fair market value of $248,000.

     During 2000, the Company acquired a minority ownership interest in a privately held company that provides remote data collection and web-based monitoring services for the energy industry. The total invested by the Company in 2000 was $2.5 million, and the investment was carried at cost on the balance sheet at December 31, 2000.

Suspended Revenues

     Suspended revenue interests represent oil and gas sales payable to third parties largely on properties operated by the Company. The Company distributes such amounts to third parties upon receipt of signed division orders or resolution of other legal matters.

Oil and Gas Producing Operations

     Magnum Hunter follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Internal costs that directly relate to acquisition, exploration and development activities that were capitalized totaled $600,000 for each of the years ended December 31, 2000, 1999 and 1998, respectively. The balance of capitalized costs included in oil and gas properties for the years ended December 31, 2000 and 1999 were $2,679,000 and $2,079,000, respectively.
Management believes that the basis it uses to determine the amount of internal costs capitalized is appropriate.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     A summary of the unproved properties excluded from oil and gas properties being amortized at December 31, 2000 and the year in which they were incurred follows:

                                             December 31, 2000
                                                Incurred In
                                               (in thousands)
                               -------------------------------------------------
                               Prior      1998       1999       2000       Total
                               -----      ----       ----       ----       -----
Property Acquisition Costs...  $   -  $   1,397  $   1,485  $   1,080  $   3,962
Exploration Costs............      -          -          -      1,572      1,572
                               -------------------------------------------------
     Total...................  $   -  $   1,397  $   1,485  $   2,652  $   5,534
                               =================================================

     Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves are established or impairment determined. Pending determination of proved reserves attributable to the above costs, the Company cannot assess the future impact on the amortization rate.

     The capitalized costs are subject to a "ceiling test," which generally limits such costs less accumulated amortization and related deferred income taxes to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions less income tax effects related to the differences between the book and tax basis of the oil and gas properties. The ceiling test is performed on a quarterly basis. At December 31, 1998, the Company wrote down the costs of its oil and gas properties by $42,745,000, pursuant to the ceiling limitation, using certain improvements in pricing experienced after year- end. The effect of this write-down was a non-cash charge to earnings of $42,745,000 and an increase in accumulated depreciation, depletion, amortization and impairment for the same amount. Without the benefit of improvements in pricing after December 31, 1998, the Company would have incurred an impairment of $81,154,000. The Company experienced no impairment in 1999 or 2000.

     All costs relating to production activities are charged to expense as incurred.

     Amortization expense per thousand cubic feet equivalent was $0.89, $0.79 and $1.00 for the years ended December 31, 2000, 1999 and 1998, respectively.

Derivative Instruments

     The Company's product price and interest hedging activities are described in Note 13 to the consolidated financial statements. The Company enters into swaps, futures, options and other derivative contracts to hedge the impact of market fluctuations in gas and oil prices on anticipated future oil and gas production. The Company is exposed to price risk related to its future oil and gas production and enters into these instruments to manage this exposure. The Company hedges only those anticipated future transactions for which the significant characteristics and expected terms are identified and are probable of occurring. The Company defers the impact of changes in the market value of the contracts that serve as hedges until the related transaction is completed. Any derivative instruments that do not meet this criteria are marked-to-market. The Company does not hold or issue derivative instruments for trading purposes.

Pipelines and Processing Plant

     Pipelines and processing plant are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition. The Company reviews the carrying value of pipelines and processing plant and other long-lived assets (other than oil and gas assets accounted for under the full-cost method) for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

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

     Magnum Hunter does not recognize income in connection with drilling, well service or other services provided in connection with oil and gas properties in which the Company holds an ownership or other economic interest to the extent of the Company's interest. Any proceeds received for services performed that are not recognized as income are credited to the full cost pool.

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

New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     All derivatives within the Company have been identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented, and assessed hedging relationships. The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company has determined that the interest rate derivative will not qualify for treatment as a fair value hedge as defined in the Statement. As a result, the derivative asset or liability related to the interest rate derivative must be recorded at fair value on the Company's balance sheet with an offset to income. The crude oil and natural gas derivatives qualify as cash-flow hedges, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness on the cash-flow hedges will be recorded in earnings.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $179,000 of derivative assets and $2.8 million of derivative liabilities with a cumulative effect increase to income of $111 thousand after tax and with a cumulative effect decrease to other comprehensive income of $1.8 million after-tax for the transition adjustment as of January 1, 2001.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Income or Loss Per Common Share

     Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities.

     The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS as required by SFAS No. 128, "Earnings per Share":

                                       For the Year Ended                For the Year Ended                For the Year Ended
                                        December 31, 2000                 December 31, 1999                 December 31, 1998
                               -----------------------------------------------------------------------------------------------------
                                                            Per                              Per                               Per
                                  Income        Shares     Share     Loss       Shares      Share      Loss       Shares      Share
                                (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount  (Numerator) (Denominator)  Amount
                                ----------------------------------------------------------------------------------------------------
Net Income (Loss)..............  $22,260,000                     $ (6,826,000)                      $(47,080,000)
     Less: Preferred Stock
           dividendse..........   (9,708,000)                      (4,509,000)                          (875,000)
                                ----------------------------------------------------------------------------------------------------
Basic EPS
Income (Loss) available to
     common stockholders.......   12,552,000    20,856,854 $0.60  (11,335,000)  19,743,738  $(0.57)  (47,955,000) 21,151,442 $(2.27)
Effect of dilutive securities
   Warrants....................            -       571,623                  -            -                     -           -
   Options.....................            -     1,247,063                  -            -                     -           -
   Convertible preferred stock.    4,312,000    10,158,730                  -            -                     -           -
Diluted EPS
Income (Loss) available to
     common stockholders and   -----------------------------------------------------------------------------------------------------
     assumed conversions......   $16,864,000    32,834,270 $0.51 $(11,335,000)  19,743,738  $(0.57) $(47,955,000) 21,151,442 $(2.27)
                               =====================================================================================================


     The warrants, options, and convertible preferred stock were not included in the computation of diluted earnings per share in 1999 and 1998 since the Company incurred a net loss for the year and any effect would be anti-dilutive. At December 31, 2000, 73,126 shares of stock under warrants and 3,455,337 shares of stock under options were excluded from the diluted net income per share computation as the exercise price exceeded the average market price of the Company's common stock. At December 31, 1998, the Company had outstanding 141,000 warrants at a weighted average exercise price of $4.75 per share, 2,661,587 options at a weighted average exercise price of $3.90 per share, and 1,000,000 shares of preferred stock convertible to common stock at $5.25 per share. At December 31, 1999, the Company had outstanding 10,583,149 warrants at a weighted average exercise price of $6.49 per share, 3,866,092 options at a weighted average exercise price of $3.57 per share and 1,050,000 shares of preferred stock convertible to common stock at a weighted average conversion price of $5.25 per share. At December 31, 2000, the Company had outstanding 644,749 warrants at a weighted average exercise price of $6.75 per share, 4,702,400 options at a weighted average exercise price of $4.97 per share, and 25,000 shares of preferred stock convertible to common stock at a weighted average conversion price of $5.25 per share.

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

NOTE 2 -- ACQUISITIONS

     On January 28, 1998, the Company commenced a cash purchase offer for Units of TEL Offshore Trust. Previous to the offer, the Company owned 161,500 Units representing 3.4% of the Units outstanding. As amended, the offer was to purchase between forty percent (40%) and sixty percent (60%) of the Trust's outstanding Units at $5.50 per Unit. On March 27, 1998, the Company purchased 1,745,353 Units pursuant to the tender offer and, together with the Units it previously owned, was the owner of approximately 40% of the total number of Units outstanding for an aggregate of $10.4 million. After purchasing additional units in 1999 and 2000, the Company owned 1,948,571 units, or approximately 41% of the units outstanding.

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

     The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 1999 and 1998 as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:

                                                   (Unaudited)
                                         ---------------------------------
                                            1999                   1998
                                            ----                   ----
                                    (in thousands, except for per share amounts)
                                    --------------------------------------------

Revenue............................  $         73,104            $      77,181
Net Income (Loss) Applicable
  to Common Stock..................           (12,022)                 (44,911)
Net Income (Loss) Per Common Share
   Basic...........................  $          (0.61)           $       (2.12)
  Diluted..........................  $          (0.61)           $       (2.12)


NOTE 3 -- NOTES RECEIVABLE

     On September 30, 1997, the Company sold its investment in securities available-for-sale to an unrelated entity for $483,500. Prior to the sale, this entity owed the Company $92,610. The total amount owed was secured by a note payable to the Company with interest at 10% per annum and principal installments of $50,000 per month commencing November 5, 1997, with final payment due November 5, 1998. The note is collateralized by shares of an American Stock Exchange listed company and by shares of the Company held by the entity. After making the payment due November 5, 1997, the entity was unable to continue making further payments. The net carrying value of the note, at December 31, 1997 was $350,016. During 1998, the Company made further advances of $290,525 to this entity, and at December 31, 1998 an additional allowance provision of $590,525 was made. The carrying value of the note, net of allowance, at December 31, 2000 and 1999 was $50,016. Subsequent to December 31, 2000, the Company received a payment of $50,000 to apply against this note.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 4 -- RELATED PARTY TRANSACTIONS

     In conjunction with the acquisition of Hunter, the Company assumed a note receivable with a balance of $379,321 at December 31, 1999 and 1998, from an owner in an affiliated limited liability company. The note provides for interest at 10 percent and has a due date of December 31, 2000. The note was not paid by the due date, and the Company has commenced legal proceedings in order to recover the amount due. The note is secured by interest in a real estate joint venture.

     At December 31, 2000 and 1999, the Company's note receivable from the Magnum Hunter Employee Stock Ownership Plan (ESOP) was $2,780,000 and $1,638,000, respectively. The purpose of the loan is to allow the ESOP to purchase Magnum Hunter Resources common stock on the open market. The loan is interest free, due December 31, 2004 and is secured by shares of the Company's common stock which have not been earned by participants in the ESOP. At December 31, 2000 and 1999, the number of unearned shares in the ESOP were 680,282 and 537,515, respectively. The unearned shares and their corresponding costs were reflected on the consolidated balance sheets of the Company as reductions to stockholders' equity.

     During 1998, the Company's Board of Directors authorized the acquisition of certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans, President and Chief Executive Officer of the Company, at Mr. Evans' cost basis in such shares of stock for purposes of a long-term investment. The shares were purchased for a total of $442,019. The Company has the right to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans. The value paid for the shares was in excess of the publicly traded value of the shares on the acquisition date by $159,481. For accounting purposes, the purchase price of the shares was treated as a receivable from stockholder and has been shown as a reduction to stockholders' equity at December 31, 2000 and 1999.

     During December 1998, the Company's Board of Directors authorized a loan of up to $300,000 be made available to Mr. Evans, as part of his 1998 compensation package and to exercise certain stock options. A total of $230,000 was drawn under the loan and was outstanding at December 31, 1998. During the year ended December 31, 1999, the Company advanced an additional $188,000 and was repaid $65,000, leaving a balance due the Company, including accrued interest, of $371,860 at December 31, 1999, which was authorized by the Board of Directors.
The unpaid principal amount of these loans was classified as a loan to stockholder at December 31, 1999 and 1998 and as a reduction to stockholders' equity. On January 7, 2000, Mr. Evans repaid $225,000 on the loan, leaving a principal balance of $146,860. On April 17, 2000 Mr. Evans re-borrowed $100,000 under this loan, and on August 18, 2000, he repaid $258,731, including accrued interest, bringing the balance to zero. On December 28, 2000, Mr. Evans borrowed $294,938, which was the balance owed to the Company on December 31, 2000 and included in notes receivable from affiliate. On January 15, 2001, Mr. Evans repaid $295,261, including accrued interest, bringing the balance to zero.

     On November 28, 2000, Mr. Matthew C. Lutz, Chairman and Executive Vice President of the Company, borrowed $65,000 from the Company with the approval of the Board of Directors. On January 15, 2001, Mr. Lutz repaid the loan, including accrued interest.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 5 -- DEBT

     Notes payable and long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                                 2000              1999
                                                                                     (in thousands)
                                                                            -----------------------------------
Long-Term Debt, with recourse to the Company:

Banks
Revolving   promissory  note,   collateralized  by  pipeline  and
  oil  and  gas properties, due April 30, 2003 (effective rate of 8.52% at
  December 31, 2000) (a)...................................................     $      30,500    $    53,000

Note payable to bank collateralized by vehicle,  payable in monthly installments of $1,753 including interest at 7.9% through
  January 2003.............................................................                39              -

Other
Senior notes, unsecured, due June 1, 2007, interest at 10% payable
  semi-annually on June 1 and December 1...................................           140,000        140,000

Notes payable, non-interest bearing and uncollateralized, payable in
  monthly installments of $1,000 through July 1, 2000......................                 -              6
                                                                           ------------------------------------
         Total Long-Term Debt, with recourse...............................     $     170,539    $   193,006
                 Less Current Portion......................................                19              6
         Long-Term Debt, with recourse.....................................     $     170,520    $   193,000
                                                                           ====================================

Long-Term Debt, non recourse to the Company:

Banks
Revolving promissory note, collateralized by pipeline and oil and gas properties and 1,840,270 units of TEL Offshore Trust, due June 7, 2002
  (effective rate of 9.48% at December 31, 2000) (b).......................     $      20,600    $     41,800
                                                                           ------------------------------------
         Total Long-Term Debt, non recourse................................     $      20,600    $     41,800
                                                                           ====================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:


                                                                  (in thousands)
2001................................................................. $       19
2002.................................................................     20,619
2003.................................................................     30,501
2004 to 2006.........................................................          -
2007.................................................................    140,000
                                                                     -----------
         Total....................................................... $  191,139
                                                                     ===========

     (a) The revolving promissory note to the banks is a borrowing under a $125,000,000 line of credit on which there existed a borrowing base of $53,000,000 at December 31, 2000. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values. The line of credit includes covenants, the most restrictive of which requires maintenance of a current ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. The bank group must approve all dividends paid on common stock. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. At December 31, 2000, the amounts borrowed at these rates were:


                                                                  (in thousands)
LIBOR + 1.75% (total of 8.39%)....................................  $     28,000
Base Rate (Prime) + .50% (total of 10.00%)........................         2,500
                                                                  --------------
       Total......................................................  $     30,500
                                                                  ==============

     (b) The revolving promissory note to the banks is a borrowing under a $75,000,000 line of credit on which there existed a borrowing base of $42,000,000 at December 31, 2000. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserves, natural gas processing plants, and units of Tel Offshore Trust. On December 1, 2000, the line of credit was amended to automatically increase from $38,500,000 to $42,000,000 until February 28, 2001, at which time it reduced to $37,000,000. The line of credit includes covenants, the most restrictive of which requires maintenance of a current ratio and an interest coverage ratio, and restrictions on upstream loans, dividends and commingling of funds. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. At December 31, 2000 the amounts borrowed at these rates were:


                                                                  (in thousands)
LIBOR + 2.75% (total of 9.44%)....................................$       20,000
Base Rate (Prime) + 1.25% (total of 10.75%).......................           600
                                                                  --------------
       Total......................................................$       20,600
                                                                  ==============

NOTE 6 -- PRODUCTION PAYMENT LIABILITY

     In November, 1996, the Company entered into a production payment conveyance. The Company received a production payment amount of $750,000 and agreed to make royalty payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $359,000 and $460,000 at December 31, 2000 and 1999, respectively. The production payment bears interest at the rate of 13.5% per annum and is non-recourse to the Company.

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

                                                               2000              1999              1998
                                                                            (in thousands)
                                                        --------------------------------------------------------
Income tax expense (benefit) at statutory rates.........      $     10,191       $    (2,352)   $     (21,263)
State tax expense (benefit).............................               829              (193)          (1,747)
Change in valuation allowance...........................            (3,875)            2,315            8,370
Other...................................................               410               230                -
                                                        --------------------------------------------------------
       Tax expense (benefit)............................      $      7,555       $         -    $     (14,640)
                                                        ========================================================

     The tax effects of significant temporary differences and carryforwards are as follows:

                                                                                   December 31,
                                                                       --------------------------------------
                                                                             2000               1999
                                                                                  (in thousands)
                                                                       --------------------------------------

Property and equipment, including intangible drilling costs...........   $   (18,855)           $   (12,325)
                                                                       --------------------------------------
         Total deferred tax liability.................................   $   (18,855)           $   (12,325)
                                                                       --------------------------------------
Allowance for doubtful accounts.......................................           577                    425
Reserves..............................................................            33                     33
Property and equipment, including intangible drilling costs...........             -                  1,984
Depletion carryforwards...............................................           510                    196
Alternative minimum tax credit........................................           234                      -
Operating loss and other carryforwards................................        30,219                 33,951
                                                                       --------------------------------------
         Total deferred tax assets....................................        31,573                 36,589
                                                                       --------------------------------------
Valuation allowance...................................................        (7,100)               (10,975)
                                                                       --------------------------------------
         Net Deferred Tax Asset (Liability)...........................   $     5,618            $    13,289
                                                                       ======================================

     The following deferred tax benefits were excluded from the benefit for deferred income tax in the Consolidated Statement of Operations and Comprehensive Income at December 31, 1998: Equity in Earnings of Affiliate, $71,000; Minority Interest in Subsidiary Earnings, $23,000; and Unrealized Loss on Investments, $801,000.

     The Company and its subsidiaries have net operating loss carryforwards of approximately $79,504,000 that expire, if unused, in years 2001 through 2019. Current tax laws and regulations relating to specified changes in ownership limit the utilization of the Company's net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company. Approximately $1,274,000 of the net operating losses are subject to a limitation of $718,000 per year and $50,139,000 are subject to a limitation of $7,850,000 per year. In addition, the Company has depletion carryforwards of $2,056,000 with no expiration period. A valuation allowance reduces deferred taxes based on the criteria set forth in SFAS 109.

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

     On December 23, 1996 the Company issued 1,000,000 shares of new Series A preferred stock, known as the 1996 Series A Convertible Preferred Stock, in a private placement, resulting in net proceeds to the Company after offering costs of $9,280,000. The shares have a stated and liquidation value of $10 per share and pay a fixed annual cumulative dividend of eight and three quarters percent (8.75%) payable quarterly in arrears beginning December 31, 1996. The shares are convertible into shares of common stock at a conversion price of $5.25 per share. Dividends of $438,000, $875,000 and $875,000 and were declared in 2000, 1999 and 1998, respectively. On June 30, 2000 the holders of the 1996 Series A Convertible Preferred stock agreed to exchange the convertible preferred securities for 900,000 warrants to purchase restricted common shares of the Company's stock at an exercise price of $5.25 per share with an expiration date of June 3, 2003 and payment of $10,000,000. The convertible preferred stock was transferred to a wholly-owned subsidiary of the Company with the intent of possibly re-marketing the preferred stock to a third party in the future if deemed necessary. As a result of the exchange, the Company reduced its dividends to preferred stockholders by $144,000 in 2000.

     On February 3, 1999, the Company sold 50,000 shares of its 1999 Series A 8% Convertible Preferred Stock for $50 million in a private placement. The Preferred Stock has a liquidation value of $50 million and is convertible into the Company's Common Stock at $5.25 per share. Dividends on the Preferred Stock are payable in cash at the rate of 8% per annum and are cumulative. The Company used the net proceeds from the transaction, approximately $46.3 million, to repay senior bank debt. Dividends of $3,874,000 and $3,634,000 were declared in 2000 and 1999, respectively. On December 7, 2000, the Company redeemed 25,000 shares of the Preferred stock for a cash payment of $30,540,000, which included a redemption premium of $5,540,000. The redemption premium was included in dividends applicable to preferred stock in the Company's consolidated statement of operations and comprehensive income in 2000.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Warrants

     In January 1996, 60,000 warrants were issued at an exercise price of $3.375 per share with an expiration date of January 1999. None of these warrants were exercised in 1999 and they expired unexercised. In connection with the receipt of a production payment, in October 1996 the Company issued 25,000 warrants with an exercise price of $5.18, 25,000 warrants with an exercise price of $5.65 and 25,000 warrants with an exercise price of $6.13, all expiring October 2001. All of these warrants were exercised on October 17, 2000, resulting in net proceeds to the Company of $424,000.

     In January 1997, 21,000 warrants were issued at a exercise price of $4.50 per share, expiring January 1, 2000, in connection with services rendered by a non-employee. The warrants were not exercised in 1999 and expired unexercised in January 2000.

     In July 1999, the Company issued a total of 10,512,150 warrants on the basis of one warrant for every three common shares owned, .63492 warrants for every share of 1996 Series A Convertible Preferred Stock owned and 63.492 warrants for every s hare of 1999 Series A 8% Convertible Stock owned. The warrants had an exercise price of $6.50 per share, an expiration date of June 30, 2002 and were redeemable by the Company at any time prior to expiration at $0.01 per share. The warrants were publicly traded on the American Stock Exchange. On October 17, 2000, 3,174,600 of the warrants were exercised, resulting in net proceeds to the Company of $20,634,900. On October 26, 2000, the Company announced that it would redeem the remaining 7,337,550 warrants if they were not exercised by December 5, 2000. As a result of the redemption notice, 5,263,536 warrants were exercised, including 164,946 by the Company's ESOP, and a total of 1,429,264 warrants were redeemed by the Company for $0.01 per share, resulting in net proceeds of $33,206,707 after redemptions. On November 27, 2000, the Board of Directors allowed a total of 644,749 warrants held by certain key officers and directors of the Company to be exchanged for an equal number of new warrants with an exercise price of $6.75 per share expiring on December 31, 2003. The exercise price of the new warrants was fair market value on the date of the new grant.

     On June 30, 2000, the holders of the Company's 1996 Series A Convertible Preferred stock agreed to exchange the convertible preferred securities for 900,000 warrants to purchase restricted common shares of the Company's stock at an exercise price of $5.25 per share with an expiration date of June 30, 2003 and payment of $10,000,000. A provision of the exchange agreement allowed the Company to require the exercise of the warrants if the closing price of the Company's common stock was above $7.50 per share for fifteen consecutive days subsequent to June 30, 2000. On October 5, 2000 a total of 450,000 warrants were exercised for cash, resulting in net proceeds to the Company of $2,362,500. On the same date, the remaining 450,000 warrants were exercised using a cashless exercise feature, resulting in the issuance of 177,272 shares of common stock.

     At December 31, 2000 the Company had a total of 644,749 warrants issued and outstanding.

     Warrants issued to non-employees are valued based on the fair market value of the equity instrument issued determined by using the Black-Scholes pricing model, if a quoted market price is not available. The measurement date for warrants issued in exchange for goods and services is established as the earlier of the date at which a performance commitment is reached or the date at which the counterparty's performance is complete.

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

     In April 2000, the Company announced a stock repurchase program whereby the Company or its affiliates were authorized to repurchase up to an additional 5% of the Company's outstanding common stock. In May 2000, Bluebird purchased 129,032 shares of the Company's common stock for $500,000. On December 22, 2000 the Company acquired a 5.5% net profits interest in the Panoma properties and gas gathering system for $3,480,418 through the issuance of 356,966 shares of common stock. Additionally in 2000, shares totaling 656,392 were issued upon exercise of employee stock options for net proceeds of $2,413,336, shares totaling 9,140,408 were issued upon exercise of warrants (including 177,272 shares issued in a cashless exercise and 164,946 shares exercised by the Company's ESOP) for net proceeds of $57,556,569, shares totaling 118,916 were purchased by the ESOP (other than the 164,946 obtained by exercise of warrants) for $519,948, and shares totaling 141,095 were released by the ESOP to participants.

NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION

     During 2000, the Company purchased oil and gas properties by issuing 356,966 shares valued at $3,480,418. In accordance with SFAS 115, the Company wrote-up the carrying costs of its marketable investments by $2,006,986 ($1,246,840 after income tax expense). Interest paid in 2000 was $21,661,000.

     During 1999, the Company contributed 41,115 shares valued at $123,000 to the Company's 401(k) plan. In accordance with SFAS 115, the Company wrote down the carrying costs of its marketable investments by $617,000. Interest paid in 1999 was $19,773,000.

     During 1998, the Company contributed 12,813 shares valued at $66,000 to the Company's 401(k) plan. The Company acquired certain oil and gas properties in exchange for notes and accounts receivable totaling $1,903,000. In accordance with SFAS 115, the Company wrote- down the carrying costs of its marketable investments by $2,304,000 ($1,429,000 after income tax benefit). Interest paid in 1998 was $17,089,187.

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


Year Ended December 31:
2001...........................................................      $  719,822
2002...........................................................         718,346
2003...........................................................         638,884
2004...........................................................         630,716
2005...........................................................         557,366
Thereafter.....................................................               -
                                                                ----------------
 Total Minimum Payments Required...............................      $3,265,134

     Rental  expense was $717,636,  $367,000 and $327,934,  for 2000,  1999, and
1998, respectively.

     In December, 1997, the Company amended its Revolving Loan Agreement with certain banks to permit guarantees of NGTS, LLC's debt, not to exceed $4,000,000, and trade payables or letters of credit for the purchase of natural gas not to exceed an aggregate of $15,000,000 on behalf of NGTS, LLC. As of December 31, 2000 and 1999, there was no NGTS, LLC debt outstanding that the Company guaranteed.

NOTE 12 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2000 is adequate.

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 2000 and 1999, the Company had provided a reserve for the carrying value of a note receivable of $1,170,000 and $790,000, respectively. After establishing this reserve, management believes those market values approximate carrying values at December 31, 2000 and 1999. The market values of equity investments are based upon quoted prices (see Note
1). At December 31, 2000, the fair value of the Company's debt was equal to its carrying value, except for the 10% Senior Notes. The fair value of the 10% Senior Notes was $138,600,000.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 13 -- COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At December 31, 2000, the Company had the following open contracts:

               Type               Volume/Month                Duration                Avg. Price
          ---------------     ---------------------     ---------------------    ---------------------
Oil
------
          Collar.........           30,000 Bbl            Jan 01 - Jun 01           Floor - $25.00
                                                                                    Cap   - $33.50
          Collar.........           15,000 Bbl            Jan 01 - Jun 01           Floor - $25.00
                                                                                    Cap   - $34.35
          Collar.........           15,000 Bbl            Jan 01 - Jun 01           Floor - $25.00
                                                                                    Cap   - $35.50
          Collar.........           15,000 Bbl            Jan 01 - Jun 01           Floor - $25.00
                                                                                    Cap   - $36.80
Gas
------
          Collar.........          300,000 MMBtu          Jan 01 - Dec 01           Floor - $ 4.50
                                                                                    Cap   - $ 6.15

     Based on future market prices at December 31, 2000, the fair value of open contracts to the Company was a liability of $2.8 million.

     Net gains (losses) related to crude oil and natural gas derivative transactions for the years ended December 31, 2000, 1999 and 1998 were $(11,179,000), $(3,232,000) and $2,739,000, respectively.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve and to effectively lower interest rate expense over the next twelve months. On June 1, 2000, one of the interest rate swaps terminated. The following table reflects the terms of the remaining swap.

            Type                 Notional Amount      Termination Date         Pay Rate            Receive Rate
-----------------------------  -------------------   ------------------   ------------------   --------------------
 Pay Variable/Receive Fixed        $50,000,000            06/01/02          LIBOR + 3.34%           10% fixed
                                                                           through 05/31/00

                                                                            LIBOR + 3.69%
                                                                           from 06/01/00 to
                                                                               06/01/02

     The Company's total fixed rate debt at December 31, 2002 was approximately $140 million.

     Based on future market rates at December 31, 2000, the fair value of open contracts to the Company was an asset of $179,000.

     Net gains (losses) related to interest rate derivative transactions for the years ended December 31, 2000, 1999 and 1998 were $(13,000), $209,000 and none, respectively.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 14 -- STOCK COMPENSATION PLANS

     The Company adopted in 1996 two stock compensation plans for its employees and directors, (i) the Magnum Hunter Resources Employee Stock Ownership Plan, (the "ESOP"), and (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan (the "Option Plan"). In addition, the Company has made non-incentive stock option grants in 2000, 1999 and 1998.

ESOP

     The Company established an ESOP and a related trust in 1996 as a long-term benefit for its employees. Under terms of the ESOP, eligible participants may elect to make elective deferred contributions of not less than 1% or more than 15% of their annual compensation, limited in combination with the 401(k) plan to the maximum allowable per year by the Internal Revenue Code. Company contributions to the ESOP are made on a discretionary basis. It is also the Company's intent to invest all contributions in the Company's Common Stock. All employees who have reached the age of 21 and with one year of service are eligible to participate in the plan. Shares purchased by the ESOP with loans from the Company are released to participants as Company contributions are made and the related loans are repaid. The Company has no repurchase obligations with respect to released shares.

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

     During 2000, the Company loaned the ESOP $1,592,098 to purchase 118,916 shares of the Company's common stock on the open market at an average price of $4.37 per share and to exercise 164,946 warrants at a price of $6.50 per share. On December 8, 2000, the Company contributed $448,454 to the ESOP as a discretionary contribution under the plan. The ESOP then repaid that portion of its outstanding loan from the Company and 141,095 shares were allocated among the plan participants. The loan is interest free and is due December 31, 2004. The loan was secured by 680,282 shares and 537,515 shares of the Company's common stock at December 31, 2000 and 1999, respectively.

     As required under Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares when they are committed to be released. The difference between cost and the fair market value of the committed to be released shares is recorded in additional paid-in- capital. Unreleased shares held by the ESOP are excluded from the calculation of earnings per share.

     The ESOP shares are summarized as follows:


                                                 December 31,
                                         2000                     1999
                              -------------------------- -----------------------
Allocated shares                         256,336                 115,241
Unreleased shares                        680,282                 537,515
                                         -------                 -------
  Total ESOP shares                      936,618                 652,756
                                         =======                 =======
Fair value of unreleased shares      $ 8,163,384             $ 1,545,356

     The ESOP expense for the years ending December 31, 2000, 1999 and 1998 was $1,119,942, $148,948 and $122,631, respectively.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock Option Plans

  Incentive Stock Option Plan

     The Company established this plan beginning April 1, 1996. It is governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. This Option Plan covers 1,200,000 shares of the Company's Common Stock. Eligibility is limited to employees and directors of the Company and its subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the individual option grants, while at the discretion of the Board, has historically been for a term of 5 years. All options granted in 1996 were fully vested and exercisable when granted. The exercise price was fair market value at the date of grant.

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

     During 1999, the Board granted 1,306,650 new options to employees at an average price of $2.69, of which 108,000 vested immediately and 1,198,650 vested 20% at the date of grant, with the balance vesting an additional 20% per year on the anniversary date over the next four years. Additionally, the expiration date of 300,000 options previously granted to two former officers was modified to extend the expiration date from January 5, 2000 to January 5, 2002.

     During 2000, the Board granted 1,536,000 new options to employees at a weighted average price of $7.89, all of which vested 20% at the date of grant, with the balance vesting an additional 20% per year on the anniversary date over the next four years, and with a weighted average term of 9.9 years. The exercise price was the fair market value on the date of grant.

     The following is a summary of stock option activity under the Option Plans:

                                              2000                       1999                      1998
                                   ----------------------------------------------------------------------------------
                                                      Weighted                  Weighted                 Weighted
                                                       Average                   Average                  Average
                                        Shares      Exercise Price  Shares    Exercise Price  Shares   Exercise Price
                                   ----------------------------------------------------------------------------------
Outstanding - Beginning of Year....    3,866,092    $     3.57    2,661,587   $     3.90    2,538,500    $     5.00
Granted............................    1,536,000          7.89    1,306,650         2.69      220,000          5.89
Exercised..........................    (656,392)          3.67    (102,145)          .73     (96,913)           .81
Canceled...........................     (43,300)          3.32            -            -            -             -
Repriced - previous................            -             -            -            -  (1,590,000)          5.96
Repriced - new.....................            -             -            -            -    1,590,000          3.75
                                   ---------------------------------------------------------------------------------
Outstanding - End of Year..........    4,702,400    $     4.97    3,866,092   $     3.57    2,661,587    $     3.90
                                       =========    ==========    =========   ==========    =========    ==========
Exercisable - End of Year..........    2,730,460    $     4.31    2,787,172   $     3.94    2,501,587    $     3.91
                                       =========    ==========    =========   ==========    =========    ==========

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The following is a summary of stock options outstanding at December 31, 2000:

                                                                  Weighted
                                                                   Average
                                           Number of              Remaining
                                            Options           Contractual Life             Number of
Exercise Price                            Outstanding              (Years)            Exercisable Options
                                      -----------------------------------------------------------------------

$      2.50..........................            1,143,800           4.0                             440,660
       2.875.........................                3,000           3.0                               3,000
       3.4375........................                8,000           4.2                                   -
       3.75..........................            1,040,600           2.0                           1,000,600
       4.375.........................               23,000           1.0                              23,000
       4.50..........................              843,000           1.0                             843,000
       5.25..........................              110,000           3.1                             110,000
       5.375.........................                5,000           1.3                               5,000
       6.625.........................               21,000           4.6                               4,200
       7.9375........................            1,505,000           9.9                             301,000
                                      -----------------------------------------------------------------------
                                                 4,702,400           4.9                           2,730,460
                                      =======================================================================

     The Company adopted the disclosures only portion of SFAS No. 123 as it continues to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation.

     On a pro forma basis, the effect of stock based compensation (options and warrants) had the Company adopted Statement No. 123 is as follows:

                                                                            Year Ended December 31,
                                                                    2000               1999              1998
                                                             ---------------------------------------------------------
Net Income (Loss) Applicable to Common Stock:
  As reported..............................................        $ 12,552,000      $(11,335,000)    $(47,955,000)
  Pro Forma................................................           6,800,000       (13,313,000)     (49,160,000)
Basic Earnings (Loss) per Share:
  As reported, after extraordinary loss....................        $       0.60      $      (0.57)    $      (2.27)
  Pro Forma................................................                0.33             (0.67)           (2.32)
Diluted Earnings (Loss) per Share:
  As reported, after extraordinary loss....................        $       0.51      $      (0.57)    $      (2.27)
  Pro Forma................................................                0.30             (0.67)           (2.32)
Weighted average grant date fair value.....................        $  9,259,000      $  1,978,000     $  1,205,000

     The Company estimated the fair value of each stock based grant (options and warrants) using the Black-Scholes option pricing method while using the following weighted average assumptions:

                                     2000            1999             1998
                      ----------------------------------------------------------

Risk-free interest rate.........     5.75%           5.875%           5.5%
Expected life...................     7.4 years       4.4 years        4.1 years
Expected volatility.............     56.0%           53.0%            57.0%
Dividend yield..................      -               -                -

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 15 -- EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
             CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Gary C. Evans, Mr. Matthew C. Lutz, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk and Mr. Charles R. Erwin each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum unless increased by the Board. Mr. Evans' salary for the year 2001 is $350,000. Mr. Lutz's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Lutz's salary for the year 2001 is $245,000. Mr. Frazier's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2001 is $190,000. Mr. Tong's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $160,000 per annum unless increased by the Board. Mr. Tong's salary for the year 2001 is $165,000. Mr. Cronk's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $122,500 per annum unless increased by the Board. Mr. Cronk's salary for the year 2001 is $138,000. Mr. Erwin's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $125,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2001 is $145,000. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

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

     The accounting  policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Segment data for the three years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                        Gas Gathering,
                                         Exploration &    Marketing &    Oil Field
                  2000:                    Production     Processing      Services    All Other  Elimination  Consolidated
                                         ----------------------------------------------------------------------------------
Revenue from external customers.........   $   106,052    $    20,010      $ 1,448      $     -    $      -    $   127,510
Intersegment revenues....................            -         20,218        6,128                  (26,346)             -
Depreciation, depletion, amortization and
impairment...............................       24,350            876          304           26                     25,556

Segment profit (loss)..................         52,743          3,422       (1,274)      (4,562)                    50,329
Equity earnings (losses) of affiliates...                                                 1,307                      1,307
Interest expense.........................                                               (22,298)                   (22,298)
                                                                                                                       477
Other income.............................                                                   477               --------------
Income before income taxes...............                                                                      $    29,815
Current income tax provision.............                                                  (234)                      (234)
Deferred income tax provision............                                                (7,321)                    (7,321)
                                                                                                              --------------
Net income...............................                                                                      $    22,260
                                                                                                              ==============
Capital expenditures (net of asset sales)  $    20,279    $       119      $   495      $     -                $    20,893

                                                         Gas Gathering,
                                          Exploration &   Marketing &    Oil Field
                  1999:                    Production      Processing     Services    All Other  Elimination  Consolidated
                  -----                 ----------------------------------------------------------------------------------
Revenue from external customers.........    $    60,673      $    8,185    $   768     $     -    $      -    $    69,626
Intersegment revenues....................             -          14,135      6,164           -     (20,299)             -
Depreciation, depletion, amortization and
impairment...............................        21,176             646        233          17                     22,072

Segment profit (loss)..................          15,960           1,858       (605)     (2,101)                    15,112
Equity earnings (losses) of affiliates...                                                 (103)                      (103)
Interest expense.........................                                              (22,103)                   (22,103)
Other income.............................                                                  354                        354
                                                                                                             -------------
Loss before income taxes.................                                                    -                $    (6,740)
Deferred income tax benefit..............                                                    -                          -
Minority interest........................                                                  (86)                       (86)
                                                                                                             -------------
Net loss.................................                                                                     $    (6,826)
                                                                                                             =============

Capital expenditures (net of asset sales)   $    54,877      $    3 ,331   $   410     $     -                $    58,618

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                        Gas Gathering,
                                         Exploration &    Marketing &    Oil Field
                  1998:                    Production     Processing      Services    All Other  Elimination  Consolidated
                  -----                  ----------------------------------------------------------------------------------
Revenue from external customers.........   $   43,565   $      6,954      $  881      $     -      $       -    $  51,400
Intersegment revenues....................           -         12,569       4,561            -        (17,130)           -
Depreciation, depletion, amortization and
impairment...............................      63,681            652         148           21                      64,502
Segment profit (loss)..................       (42,953)           521       1,465       (2,047)                    (43,014)
Equity earnings (losses) of affiliates...                                                (116)                       (116)
Interest expense.........................                                             (18,207)                    (18,207)
Other income.............................                                                 624                         624
                                                                                                               -------------
Loss before income taxes.................                                                                       $ (60,713)
Deferred income tax benefit..............                                              13,670                      13,670
Minority interest........................                                                 (37)                        (37)
                                                                                                               -------------
Net loss.................................                                                                       $ (47,080)
                                                                                                               =============

Capital expenditures (net of asset sales)  $   70,294   $        (35)     $  740      $    38                   $  71,037

                                                         Gas Gathering,
                                           Exploration &    Marketing &    Oil Field
                                            Production     Processing      Services    All Other  Elimination Consolidated
                                          ---------------------------------------------------------------------------------
As of December 31, 2000
Segment assets............................ $     270,195  $     20,561     $  16,154    $  8,702               $    315,612
Equity subsidiary investments.............                                                 8,054

As of December 31, 1999
Segment assets............................ $     278,652  $     12,416     $   4,252    $  8,702               $    304,022
Equity subsidiary investments.............                                                 4,163                      4,163


NOTE 17 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its subsidiaries, except Bluebird and certain inconsequential subsidiaries (Inesco Corporation, SPL Gas Marketing, Inc. and Midland Hunter Petroleum Limited Liability Company) are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. Management has determined that separate financial statements relating to the Guarantors are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999 is as follows:

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                December 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------
ASSETS
Current assets..............................  $        33,556        $     6,894        $  (5,612)       $   34,838
Property and equipment
  (using full cost accounting)..............          208,115             52,417                -           260,532
Investment in subsidiaries
 (equity method)............................           25,574                  -          (25,574)                -
Other assets................................           27,173                319           (7,250)           20,242
                                            -------------------------------------------------------------------------
   Total Assets.............................  $       294,418        $    59,630        $ (38,436)       $  315,612
                                            =========================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities.........................  $        30,123        $     6,206        $  (5,612)       $   30,717
Long-term liabilities.......................          170,879             27,850           (7,250)          191,479
Shareholders' equity........................           93,416             25,574          (25,574)           93,416
                                            --------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity $       294,418        $    59,630        $ (38,436)       $  315,612
                                            ==========================================================================

                                December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------
ASSETS
Current assets..............................  $        14,572        $     3,741        $  (2,601)       $   15,712
Property and equipment
  (using full cost accounting)..............          211,159             54,036                -           265,195
Investment in subsidiaries
 (equity method)............................           13,302                  -          (13,302)                -
Other assets................................           22,605                510                -            23,115
                                            -------------------------------------------------------------------------
   Total Assets.............................  $       261,638        $    58,287        $ (15,903)       $  304,022
                                            =========================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities.........................  $        16,442        $     3,185        $  (2,601)       $   17,026
Long-term liabilities.......................          193,644             41,800                            235,444
Shareholders' equity........................           51,552             13,302          (13,302)           51,552
                                            --------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity $       261,638        $    58,287        $ (15,903)       $  304,022
                                            ==========================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                          Year Ended December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------
                                           ----------------------------------------------------------------------------
Revenues...................................  $         83,048           $ 44,772     $     (310)     $     127,510
Expenses...................................            72,375             25,250             70             97,695
                                           ----------------------------------------------------------------------------
Income (loss) before                                   10,673             19,522           (380)            29,815
 Equity in net earnings of subsidiaries....            12,272                  -        (12,272)                 -
                                           ----------------------------------------------------------------------------
Income (loss) before income taxes..........            22,945             19,522        (12,652)            29,815
Income tax provision.......................              (305)            (7,250)             -             (7,555)
                                           ----------------------------------------------------------------------------
  Net Income (Loss)........................  $         22,640           $ 12,272     $  (12,652)     $      22,260
                                           ============================================================================

                          Year Ended December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------                        ----------------------------------------------------------------------------
Revenues...................................  $       53,189             $  16,847    $     (410)       $     69,626
Expenses...................................          62,184                14,678          (410)             76,452
                                           ----------------------------------------------------------------------------
Income (loss) before                                 (8,995)                2,169             -              (6,826)
 Equity in net earnings of subsidiaries....           2,169                     -        (2,169)                  -
                                           ----------------------------------------------------------------------------
Income (loss) before income taxes..........          (6,826)                2,169        (2,169)             (6,826)
Income tax provision.......................               -                     -             -                   -
                                           ----------------------------------------------------------------------------
  Net Income (Loss)........................ $        (6,826)            $   2,169    $   (2,169)       $     (6,826)
                                           ============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows

                          Year Ended December 31, 2000

                                                Magnum Hunter         Bluebird                     Magnum Hunter
                                               Resources, Inc.      Energy, Inc.                  Resources, Inc.
Amounts in Thousands                         And Guarantor Subs   (Non Guarantor)  Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.........$        21,909         $  27,557      $      -             $  49,466
Cash flow used by investing activities......        (13,501)           (6,507)            -               (20,008)
Cash flow used by financing activities......         (9,964)          (21,375)          325               (31,014)
                                            -----------------------------------------------------------------------
Net increase (decrease) in cash.............         (1,556)             (325)          325                (1,556)
Cash at beginning of period.................          1,565             2,145        (2,145)                1,565
                                            -----------------------------------------------------------------------
Cash at end of period.......................$             9         $   1,820      $ (1,820)            $       9
                                            =======================================================================

                          Year Ended December 31, 1999

                                                Magnum Hunter         Bluebird                     Magnum Hunter
                                               Resources, Inc.      Energy, Inc.                  Resources, Inc.
Amounts in Thousands                         And Guarantor Subs   (Non Guarantor)  Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.........   $       6,202       $    11,233      $      -         $  17,435
Cash flow used by investing activities......         (34,668)          (25,209)        1,408           (58,469)
Cash flow provided by financing activities..          25,178            15,662        (3,094)           37,746
                                            -----------------------------------------------------------------------
Net increase (decrease) in cash.............          (3,288)            1,686        (1,686)           (3,288)
Cash at beginning of period.................           4,853               459          (459)            4,853
                                            -----------------------------------------------------------------------
Cash at end of period.......................   $       1,565       $     2,145      $ (2,145)        $   1,565
                                            =======================================================================

NOTE 18 - SUBSEQUENT EVENT

     Effective January 1, 2001 the holder of the remaining 25,000 shares of the Company's 1999 Series A 8% Convertible preferred stock converted those shares into 4,761,904 shares of the Company's common stock.

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

     Estimates of petroleum reserves have been made by independent engineers and Company employees. These estimates include reserves in which the Company holds an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in Proved Reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods. The revisions of previous estimates of the Company's proved oil reserves were primarily due to changes in commodity prices at December 31, 1998, 1999 and 2000 that impacted whether such reserves were economically recoverable. The impact of price changes disproportionately affects the Company's long life reserves because of the more gradual decline curve of the applicable production.

     Estimated quantities of proved oil and gas reserves of the Company were as follows:

                                                                 Gas
                                               Oil            (Thousand
                                            (Barrels)        Cubic Feet)
                                        ------------------------------------

December 31, 1998
  Proved Reserves..................        17,349,000       219,060,000
  Proved developed reserves........         9,475,000       174,987,000
December 31, 1999
  Proved Reserves..................        25,534,000       230,000,000
  Proved developed reserves........        16,300,000       184,955,000
December 31, 2000
  Proved Reserves..................        22,303,000       233,208,000
  Proved developed reserves........        13,923,000       179,697,000

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (continued)
                                   (Unaudited)

     The changes in Proved Reserves for the years ended December 31, 1998, 1999 and 2000 were as follows:


                                                                     Gas
                                                     Oil         (Thousand
                                                   (Barrels)     Cubic Feet)
                                              ---------------------------------

Reserves at December 31, 1997.............     20,946,000     207,776,000
Purchase of minerals-in-place.............      1,363,000      39,535,000
Sale of minerals-in-place.................         (4,000)              -
Extensions and discoveries................        279,000      12,091,000
Production................................     (1,141,000)    (14,119,000)
Revisions of estimates....................     (4,094,000)    (26,223,000)
                                              ---------------------------------

Reserves at December 31, 1998.............     17,349,000     219,060,000
Purchase of minerals-in-place.............      3,123,000      15,990,000
Sale of minerals-in-place.................        (21,000)       (197,000)
Extensions and discoveries................        164,000       6,068,000
Production................................     (1,311,000)    (19,041,000)
Revisions of estimates....................      6,230,000       8,120,000
                                              ---------------------------------

Reserves at December 31, 1999.............     25,534,000     230,000,000
Purchase of minerals-in-place.............          1,000       2,203,000
Sale of minerals-in-place.................     (3,095,000)    (21,966,000)
Extensions and discoveries................      1,777,000      35,009,000
Production................................     (1,298,000)    (19,579,000)
Revisions of estimates....................       (616,000)       7,541,000
                                              ---------------------------------

Reserves at December 31, 2000.............     22,303,000     233,208,000
                                              ---------------------------------

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 2000, 1999 and 1998 were as follows:

                                                                     2000             1999              1998
                                                               ----------------------------------------------------
Unproved oil and gas properties................................ $     5,534,000   $     3,567,000   $     1,655,000
Proved properties..............................................     367,822,000       349,510,000       296,545,000
                                                               ----------------------------------------------------

Gross Capitalized Costs........................................     373,356,000       353,077,000       298,200,000
Accumulated depreciation, depletion, amortization and impairment   (124,720,000)     (100,370,000)      (79,194,000)
                                                               ----------------------------------------------------
          Net Capitalized Costs................................ $   248,636,000   $   252,707,000   $   219,006,000
                                                               ====================================================

     Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                         2000            1999            1998
                                                                    -----------------------------------------------
Property acquisition costs
  Proved properties................................................. $    7,806,000  $   34,478,000  $   36,620,000
  Unproved properties...............................................      1,080,000       1,912,000       1,138,000
Exploration costs...................................................     32,521,000       6,835,000       4,696,000
Development costs...................................................     22,234,000      12,176,000      27,840,000
                                                                    -----------------------------------------------
          Total Costs Incurred...................................... $   63,641,000  $   55,401,000  $   70,294,000
                                                                    ===============================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (continued)
                                   (Unaudited)

     Results of operations from oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                          2000            1999              1998
                                                                   ------------------------------------------------
Oil and gas production revenue.....................................   $ 106,052,000    $ 60,673,493   $ 43,564,728
Production costs...................................................     (28,959,000)    (23,575,241)   (20,682,187)
Depreciation, depletion, amortization and impairment...............     (24,350,000)    (21,176,428)   (63,102,795)
Income taxes.......................................................     (18,460,000)     (5,572,638)    14,077,089
                                                                   ------------------------------------------------
          Results of Operations for Producing Activities              $  34,283,000    $ 10,349,186   $(26,143,165)
                                                                   ================================================

     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2000, 1999 and 1998 were as follows:

                                                                        2000            1999              1998
                                                                -----------------------------------------------------
Future cash inflows............................................. $  2,685,776,000  $ 1,102,673,000  $   625,819,000
Future development costs........................................      (84,158,000)     (52,600,000)     (48,656,000)
Future production costs.........................................     (559,596,000)    (362,365,000)    (229,566,000)
                                                                -----------------------------------------------------
Future net cash flows, before income tax........................    2,042,022,000      687,708,000      347,597,000
Future income taxes.............................................     (607,407,000)    (131,500,000)     (25,671,000)
                                                                -----------------------------------------------------
Future Net Cash Flows...........................................    1,434,615,000      556,208,000      321,926,000
10% annual discount.............................................     (629,692,000)    (240,592,000)    (145,778,000)
                                                                -----------------------------------------------------
    Standardized Measure of Discounted Future Net Cash Flows (a) $    804,923,000  $   315,616,000  $   176,148,000
                                                                =====================================================

     (a) The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2000 after giving effect to all applicable hedging contracts was $794,680,000.

     The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                        2000              1999                1998
                                                               -------------------------------------------------------
Purchases of minerals-in-place.................................  $    16,040,000  $    45,321,000  $     46,389,000
Sales of minerals-in-place.....................................      (33,981,000)        (168,000)           (9,000)
Extensions, discoveries and improved recovery, less related costs    208,966,000        8,398,000        10,837,000
Sales of oil and gas produced, net of production costs.........      (77,093,000)     (37,098,000)      (22,883,000)
Development costs incurred during the period...................       22,231,000       12,176,000        27,840,000
Revision of prior estimates:
  Net change in prices and costs...............................      552,634,000      118,271,000       (76,286,000)
  Change in quantity estimates.................................        1,524,000       36,937,000       (55,991,000)
Accretion of discount..........................................       31,562,000       17,615,000        16,977,000
Net change in income taxes.....................................     (232,576,000)     (61,984,000)       59,502,000
                                                               -------------------------------------------------------
                 Net Change....................................  $   489,307,000  $   139,468,000  $      6,376,000
                                                               =======================================================

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

 Name                             Age       Title
Gary C. Evans...................  43        Director, President and Chief Executive Officer
Matthew C. Lutz.................  66        Chairman of the Board and Executive Vice President
Richard R. Frazier..............  54        President and Chief Operating Officer of Magnum Hunter
                                            Production, Inc. and Gruy
Chris Tong......................  44        Senior Vice President and Chief Financial Officer
R. Douglas Cronk . . . . . . . .  54        Senior Vice President of Operations of Magnum Hunter Production, Inc.
                                            and Gruy
Morgan F. Johnston..............  40        Vice President, General Counsel and Secretary
David S. Krueger................  51        Vice President and Chief Accounting Officer
Michael McInerney . . . . . . .   59        Vice President, Corporate Development & Investor Relations
Charles R. Erwin................  53        Senior Vice President of Exploration of Magnum Hunter Production, Inc.
                                            and Gruy
Gregory L. Jessup...............  47        Vice President of Land of Magnum Hunter Production, Inc. and Gruy
David M. Keglovits..............  49        Vice President and Controller
Craig Knight....................  44        Vice President of Operations of Hunter Gas Gathering, Inc.
Earl Krieg, Jr. ................  47        Vice President of Engineering of Magnum Hunter Production, Inc. and
                                            Gruy
Gerald W. Bolfing...............  72        Director
Jerry Box.......................  62        Director
Jim Kneale......................  49        Director
David L. Kyle...................  48        Director
Oscar C. Lindemann..............  78        Director
John H. Trescot, Jr.............  75        Director
James E. Upfield................  80        Director

     Gary C. Evans has served as President, Chief Executive Officer and a director of Magnum Hunter Resources, Inc. since December 1995 and Chairman and Chief Executive Officer of all of the Magnum Hunter subsidiaries since their formation or acquisition. In 1985, Mr. Evans formed the predecessor company, Hunter Resources, Inc., that was merged into and formed Magnum Hunter some ten years later. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Novavax, Inc., an American Stock Exchange listed pharmaceutical company. He additionally serves on the board of three private Texas-based companies that Magnum Hunter owns various minority interests in, including(i) Swanson Consulting Services, Inc., a geological consulting firm;
(ii) NGTS, LLC, a natural gas marketing company and (iii) Aurion Technologies, Inc., a company that provides web-enabled automation to the oil and natural gas industry. He also serves as a Trustee of TEL Offshore Trust, an OTC listed oil and gas trust of which Magnum Hunter owns an approximate 42% interest.

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

     Charles R. Erwin has served as Senior Vice President of Exploration for Magnum Hunter Production, Inc. and Gruy Petroleum Management Co. since July 2000. He became Vice President of Exploration for Magnum Hunter Production, Inc. and Gruy Petroleum Management Co. in January 2000. Mr. Erwin initially served as Manager of Exploration for Gruy Petroleum Management Co. beginning May of 1999. Mr. Erwin received a Masters in Geology from the University of Wisconsin - Milwaukee. He has 27 years experience in the oil and gas industry. Prior to Gruy Petroleum Management Co., Mr. Erwin worked for Enserch Exploration for 22 years holding various positions including Exploration Manager - East Texas, Exploration Manager - Texas and Louisiana Gulf Coast and Director Exploration Offshore and International.

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

     David M. Keglovits has served as Vice President and Controller of the Company and its subsidiaries since 1999. Prior to 1999. Mr. Keglovits served as Vice President and Controller of Gruy. Mr. Keglovits joined Gruy in March 1977 as an accountant before holding the positions of Assistant Controller and Controller. From December 1974 to December 1976, Mr. Keglovits was employed by Bell Helicopter International in its financial management office in Tehran, Iran. Mr. Keglovits was graduated with honors from the University of Texas at Austin with a B.B.A. in Accounting.

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

     Earl Krieg has served as Manager of Engineering for Gruy Petroleum Management Co. since May of 1999. Mr. Krieg became Vice President of Engineering for Magnum Hunter Production, Inc. and Gruy in January 2000. Mr. Krieg was employed by The Wiser Oil Company for the five years prior to joining the Company in various capacities including Manager of Operations and Manager of Secondary Recovery. Mr. Krieg has 26 years in various reservoir engineering, operations, acquisitions and management roles with Chevron, General Crude, Edisto and most recently The Wiser Oil Company. Mr. Krieg is a Registered Professional Engineer in Texas and was an officer in the Society of Petroleum Evaluation Engineers in 1989. Mr. Krieg graduated from Texas A&M University in 1975 with a B.S. degree in petroleum engineering.

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

     Jim Kneale has served as a director of the Company since September 2000. Mr. Kneale is currently employed by ONEOK, Inc., as senior vice president since January 18, 2001 and is responsible for the finance, tax and accounting, risk management and risk control functions for ONEOK. Mr. Kneale joined ONEOK in 1981 as vice president of ONEOK Drilling Company. He became vice president of Energy Companies of ONEOK later in 1981 and was named vice president of accounting for Oklahoma Natural Gas Company in 1992. Mr. Kneale became vice president of Tulsa District in 1994, vice president for ONEOK Resources in 1996, and president of Oklahoma Natural Gas in 1997. He was elected to the chief financial officer position in 1999. Mr. Kneale is a member of the American Institute of Certified Public Accountants and the Oklahoma Society of CPAs. He is a graduate of Leadership Oklahoma and Leadership Tulsa and is a Leadership Tulsa Paragon Award winner. Mr. Kneale serves on the Board of Directors of the YMCA of Greater Tulsa, the Tulsa Boys' Home, Tulsa Community College Foundation, and the Advisory Board of the Oklahoma Blood Institute. A certified public accountant, Mr. Kneale received his accounting degree from West Texas A&M University in 1973.

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

     John H. Trescot, Jr. has served as a director of the Company since June 1997. Mr. Trescot is the principal of AWA Management Corporation, a consulting firm specializing in financial evaluations for companies and entities such as OPIC (Overseas Private Investment Corp.). Mr. Trescot began his professional career as an engineer with Shell Oil Company. Later, Mr. Trescot joined Hudson Pulp & Paper Corp. (now a part of Georgia-Pacific Corp.) where he served 19 years in various positions in woodlands and pulp and paper, advancing to the position of Senior Vice President, Southern Operations. Mr. Trescot then became Vice President of The Charter Company, a multi-billion dollar corporation with operations in oil, communications and insurance. In 1979, Mr. Trescot became the Chief Executive Officer of JARI, a timber, pulp and mining operation in the Amazon Basin of Brazil owned by billionaire D.K. Ludwig. During 1982-89, while he was the Chief Executive Officer of TOT Drilling Corp., TOT drilled many deep wells in west Texas and New Mexico for major and independent oil companies. He is a bank director and multi-engine pilot. Mr. Trescot received his BME degree from Clemson University and his MBA from the Harvard Business School.

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

Item 11.          Executive Compensation.

     The following table contains information with respect to all cash compensation paid or accrued by the Company during the past three fiscal years to the Company's Chief Executive Officer and each person serving as an executive officer of the Company on December 31, 2000.

                                                                                 Long Term Compensation
                                     Annual Compensation                      Awards               Payout
           (a)               (b)      (c)         (d)            (e)            (f)       (g)        (h)           (i)
          Name,                                                 Other                    Number
        Principal                                               Annual      Restricted  Options      LTP        All Other
         Position           Year     Salary      Bonus     Compensation (a)    Stock      SARs     Payouts    Compensation
         --------           ----     ------      -----     -------------       -----      ----     -------    ------------
Gary C. Evans               2000    $300,000   $400,000        $ 7,500           -         -          -        $19,933 (b)
President and CEO           1999    $250,000   $250,000        $ 7,500           -         -          -        $19,342 (b)
                            1998    $250,000   $300,000           -              -         -          -             -

Matthew C. Lutz             2000    $175,000   $300,000        $ 8,400           -         -          -             -
Executive V.P. and          1999    $150,000   $125,000        $ 6,000           -         -          -             -
Chairman                    1998    $156,000   $100,000           -              -         -          -             -

Richard R. Frazier          2000    $175,000   $125,000        $ 6,000           -         -          -             -
President of                1999    $150,000   $ 75,000        $ 4,200           -         -          -             -
Magnum Hunter               1998    $154,200   $ 50,000           -              -         -          -             -
Production, Inc.

Chris Tong                  2000    $160,000   $ 65,000        $ 6,000           -         -          -             -
Senior Vice President &     1999    $150,000   $ 35,000        $ 6,000           -         -          -             -
Chief Financial Officer     1998    $156,000   $ 30,000           -              -         -          -             -

R. Douglas Cronk            2000    $122,500   $ 65,000        $ 6,000           -         -          -             -
Senior V.P. of Magnum       1999    $115,000   $ 25,000        $ 4,200           -         -          -             -
Hunter Production, Inc.     1998    $104,200   $ 20,000           -              -         -          -             -

Charles R. Erwin (c)        2000    $113,423   $125,000        $ 5,100           -         -          -             -
Senior V.P. of Magnum       1999    $ 90,000    $ 7,500           -              -         -          -             -
Hunter Production, Inc.     1998       -           -              -              -         -          -             -

---------------------

     (a) Other compensation consists of a vehicle allowance paid to the employee.

     (b) Mr. Evans receives compensation for acting as an individual Trustee for the TEL Offshore Trust.

     (c) Mr. Erwin was hired in May 1999.

                      Option/SAR Grants in Last Fiscal Year

                                                                                  Potential realizable value at  Alternative to
                                                                                  assumed annual rates of stock  (f) and (g):
                                                                                  price appreciation for option   grant date
                                  Individual Grants                                           term                   value
-------------------------------------------------------------------------------- -----------------------------  -------------
       Name          Number of     Percent of total  Exercise or base  Expiration      5% ($)         10% ($)     Grant date
                     securities     options/SARs     price ($/Sh)        date                                     present value
                     underlying     granted to                                                                     $
                     Options/SARs   employees in
                      granted (#)   fiscal year

        (a)               (b)             (c)            (d)            (e)            (f)            (g)            (f)
-------------------  -------------- --------------- --------------  ------------ --------------- -------------  -------------
Gary C. Evans               300,000       19%          $7.9375        12/08/10                                      1,697,460
Matthew C. Lutz             200,000       13%          $7.9375        12/08/10                                      1,131,640
Richard R. Frazier          100,000        6%          $7.9375        12/08/10                                        565,820
Charles R. Erwin            100,000        6%          $7.9375        12/08/10                                        565,820
R. Douglas Cronk             50,000        3%          $7.9375        12/08/10                                        282,910
Chris Tong                   40,000        3%          $7.9375        12/08/10                                        226,328

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                  Number of securities    Value of unexercised in-
                                                                 underlying unexercised    the-money options/SARs
                                                                  options/SARs at fiscal   at fiscal year-end ($)
                                                                       year-end (#)


                         Shares acquired on         Value              Exercisable/              Exercisable/
         Name               exercise (#)         Realized ($)          unexercisable            unexercisable
         (a)                    (b)                 (c)                    (d)                      (e)
----------------------------------------------------------------------------------------------------------------------
   Gary C. Evans               500,000            $1,375,000        310,000 / 290,000     $1,949,850 / $1,935,900
   Matthew C. Lutz                -                   -             575,000 / 250,000     $3,873,250 / $1,207,500
   Richard R. Frazier             -                   -             270,000 / 155,000     $1,809,400 / $  292,050
   Charles R. Erwin             14,000            $ 103,840          24,000 /  92,000     $   90,690 / $  329,520
   R. Douglas Cronk               -                   -              82,000 /  73,000     $  527,045 / $  389,130
   Chris Tong                     -                   -             161,000 /  89,000     $1,028,972 / $  503,840

       Compensation of Directors

     The Company has nine individuals who serve as directors, seven of which are independent. Two of these directors receive compensation with respect to their services and in their capacities as executive officers of the Company and no additional compensation has historically been paid for their services to the Company as directors. The other seven directors of the Company are not employees of the Company and receive no compensation for their services as directors other than as stated below. For fiscal years 1999 and 2000, independent directors received a $10,000 retainer for being a board member and in addition received $1,000 per meeting attended. Each new independent director added to the board in fiscal year 1999 was granted an option to acquire 25,000 shares of the Company's common stock at an exercise price not less than the market price of the common stock on the date of grant. In addition, for the fiscal years 1999 and 2000 each independent director was granted stock options to acquire 10,000 and 15,000 shares, respectively, of the Company's common stock at an exercise price not less than the market price of the common stock on the date of grant. For fiscal year 2001, independent directors will receive a $15,000 retainer for being a board member and in addition will receive $1,500 per meeting attended and $500 per committee meeting attended. Other than the compensation stated herein, the Company has not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

               Employment Contracts and Termination of Employment
                       and Change-in-Control Arrangements

     Mr. Gary C. Evans, Mr. Matthew C. Lutz, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk and Mr. Charles R. Erwin each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum unless increased by the Board. Mr. Evans' salary for the year 2001 is $350,000. Mr. Lutz's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Lutz's salary for the year 2001 is $245,000. Mr. Frazier's agreement terminates January 1, 2005 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2001 is $190,000. Mr. Tong's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $160,000 per annum unless increased by the Board. Mr. Tong's salary for the year 2001 is $165,000. Mr. Cronk's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $122,500 per annum unless increased by the Board. Mr. Cronk's salary for the year 2001 is $138,000. Mr. Erwin's agreement terminates January 1, 2003 and continues thereafter on a year to year basis and provides for a salary of $125,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2001 is $145,000. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of February 28, 2001, regarding the share ownership of the Company by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director, (iii) the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group. None of the directors or executive officers named below, as of February 28, 2001, owned any shares of the Company's Series A Preferred Stock or its 1996 Series A Convertible Preferred Stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039.

                                                                                       Common Stock
                                                                                     Beneficially Owned
                                                                          Number of                  Percent
                             Name                                          Shares                 of Class (o)
Directors and Executive Officers
       Gary C. Evans ..........................................           2,856,073 (a)                 7.8%
       Matthew C. Lutz.........................................             833,229 (b)                 2.3%
       Richard R. Frazier......................................             333,115 (c)                    *
       Chris Tong..............................................             169,933 (d)                    *
       R. Douglas Cronk .......................................             135,768 (e)                    *
       Charles R. Erwin........................................              24,000 (f)                    *
       Gerald W. Bolfing.......................................             457,799 (g)                 1.2%
       Jerry Box...............................................              40,902 (h)                    *
       Oscar C. Lindemann......................................              43,902 (i)                    *
       John H. Trescot, Jr.....................................             125,479 (j)                    *
       James E. Upfield.......................................              124,392 (k)                    *
       David L. Kyle ..........................................              45,342 (l)                    *
       Jim Kneale .............................................               4,000 (m)                    *
       All directors and executive officers as a group
       (13 persons)............................................           5,193,934                    13.8%
Beneficial owners of 5 percent or more
(excluding persons named above)
       ONEOK Resources Company
       100 W. Fifth Street
       Tulsa, OK 74103-4298 ...................................           7,936,507                    22.4%
       Janus Capital Corporation
       100 Fillmore St., Suite 300
       Denver, CO.  80206......................................           1,505,475 (n)                 4.2%

------------

       *       Less than one percent.

     (a) Includes 310,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 494,921 common stock purchase warrants which are currently exercisable. Also includes 17,024 shares held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.

     (b) Includes 575,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 49,641 common stock purchase warrants which are currently exercisable.

     (c) Includes 270,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (d) Includes 160,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (e) Includes 82,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (f) Includes24,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (g) Includes 17,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 84,339 common stock purchase warrants which are currently exercisable.

     (h) Includes 23,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (i) Includes 17,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (j) Includes 42,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (k) Includes 3,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 15,848 common stock purchase warrants which are currently exercisable.

     (l) Includes 28,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (m) Includes 3,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (n) Based on Schedule 13G filed by Janus Capital Corporation on February 15, 2001.

     (o) Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d-3(d)(1) under the Exchange Act.

Item 13. Certain Relationships and Related Transactions.

     The Company's Board of Directors authorized a loan of up to $371,860 be made available to Gary C. Evans, President and Chief Executive Officer of the Company, as part of his compensation package. The balance outstanding at December 31, 1999 was $371,860 and bears interest at 10% and is due December 31, 2000. On January 7, 2000 Mr. Evans repaid $225,000 on the loan, leaving a principal balance of $146,860. On April 17, 2000 Mr. Evans re-borrowed $100,000 under this loan, and on August 18, 2000 he repaid $258,731, including accrued interest, bringing the balance to zero. On December 28, 2000 Mr. Evans borrowed $294,938, which was the balance owed to the Company on December 31, 2000 and included in notes receivable from affiliate. On January 15, 2001 Mr. Evans repaid $295,261, including accrued interest, bringing the balance to zero.

     On November 28, 2000, Mr. Matthew C. Lutz, Chairman and Executive Vice President of the Company, borrowed $65,000 from the Company with the approval of the Board of Directors. On January 15, 2001, Mr. Lutz repaid the loan, including accrued interest.

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

     PV-10. The present value of Proved Reserves is an estimate of the discounted future net cash flows from each of the properties at December 31, 2000, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 2000, or as otherwise indicated.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

1.  Financial Statements

     Independent Auditors' Report............................................F-1

     Financial Statements:

             Consolidated Balance Sheets at December 31, 2000 and 1999.......F-2

             Consolidated Statements of Operations and Comprehensive Income
               for the Years Ended December 31, 2000, 1999 and 1998..........F-3

             Consolidated Statements of Stockholders' Equity for the
               Years Ended December 31, 2000, 1999 and 1998..................F-4

             Consolidated Statements of Cash Flows for the Years
               Ended December 31, 2000, 1999 and 1998........................F-5

     Notes to Consolidated Financial Statements..............................F-6

     Supplemental Information (Unaudited)...................................F-30

2.  Financial Statement Schedule

     We have included on page 55 of this Annual Report on Form 10-K Financial Statement Schedule II, Valuation and Qualifying Accounts.

3.  Exhibits

Number        Description of Exhibit
-------       ----------------------

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

10.5          Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1999 filed March 30, 2000)

10.6          Employment Agreement for Matthew C. Lutz (Incorporated by reference to Form 10-K for the fiscal year-
              end December 31, 1999 filed March 30, 2000)

10.7          Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-
              end December 31, 1999 filed March 30, 2000)

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

10.13         Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000 filed November 30, 2000)

21*           Subsidiaries of the Registrant

* Filed herewith.

(B) Form 8-K's - None.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Magnum Hunter Resources, Inc.


     We have audited the consolidated financial statements of Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 20, 2001. Such financial statements and report are included in your Annual Report on Form 10-K, and are incorporated herein by reference. Our audits also included the financial statement schedule of Magnum Hunter Resources, Inc. listed in the accompanying index at Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP





Dallas, Texas
March 20, 2001

                        Valuation and Qualifying Accounts

                                ($ in thousands)



For the year ended December 31, 2000:

                                                   Balance at        Additions
                                                  Beginning of       Charged to        Deductions       Balance at end
                 Description                         Period           Expenses          Writeoffs          of Period
---------------------------------------------  ------------------ ----------------  -----------------  -----------------
Accounts receivable, trade                             $ 166           $   80            $ (196)          $      50
Current portion of long-term notes                       790              384                (4)              1,170
 receivable


For the year ended December 31, 1999:

                                                   Balance at        Additions
                                                  Beginning of       Charged to        Deductions       Balance at end
                 Description                         Period           Expenses          Writeoffs          of Period
---------------------------------------------  ------------------ ----------------  -----------------  -----------------
Accounts receivable, trade                             $ 166           $    -            $     -          $     166
Current portion of long-term notes                       790                -                  -                790
 receivable

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.


        /s/Gary C. Evans
By: __________________________                                 March 30, 2001
     Gary C.  Evans, President & CEO



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

Signature                                                   Title                               Date
--------------------------------------------------------------------------------------------------------------------

/s/Gary C. Evans
______________________                           Director, President                        March 30, 2001
Gary C. Evans                                    Chief Executive Officer


/s/Matthew C. Lutz
______________________                           Chairman of the Board and                  March 30, 2001
Matthew C. Lutz                                  Executive Vice President of
                                                 Exploration and Business
                                                 Development


/s/Chris Tong
______________________                           Senior Vice President and                  March 30, 2001
Chris Tong                                       Chief Financial Officer




/s/David S. Krueger
______________________                           Vice President and                         March 30, 2001
David S. Krueger                                 Chief Accounting Officer


/s/Morgan F. Johnston
______________________                           Vice President, General Counsel            March 30, 2001
Morgan F. Johnston                               and Secretary


/s/Gerald W. Bolfing
______________________                           Director                                   March 30, 2001
Gerald W. Bolfing


/s/Oscar C. Lindemann
______________________                           Director                                   March  30, 2001
Oscar C. Lindemann


/s/John H. Trescot, Jr.
______________________                           Director                                   March 30, 2001
John H. Trescot, Jr.


/s/James E. Upfield
______________________                           Director                                   March 30, 2001
James E. Upfield