Form 10-Q
period 2001-03-31
MAGNUM HUNTER RESOURCES INC
filed 2001-05-15
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001
                                 --------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2001: 35,526,739.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 Magnum Hunter Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                                    March 31,                       December 31,
                                                                                      2001                             2000
                                                                                ----------------------------------------------------
                                      ASSETS                                      (unaudited)
Current Assets
  Cash and cash equivalents..................................................      $         791                    $           9
  Restricted cash ...........................................................              1,268                            1,820
  Accounts receivable
       Trade, net of allowance of $50 for 2001 and 2000......................             27,927                           30,442
       Due from affiliates...................................................                120                              107
  Notes receivable from affiliate............................................                  4                              377
  Current portion of long-term notes receivable, net of allowance of $1,170..                  -                               50
  Derivative assets..........................................................              2,355                                -
  Prepaid and other..........................................................              1,814                            2,033
                                                                                ----------------------------------------------------
        Total Current Assets.................................................             34,279                           34,838
                                                                                ----------------------------------------------------
Property, Plant, and Equipment
  Oil and gas properties, full cost method
        Unproved.............................................................             14,659                            5,534
        Proved...............................................................            387,562                          367,822
  Pipelines..................................................................             12,587                           12,581
  Other property.............................................................              3,447                            2,459
                                                                                ----------------------------------------------------
  Total Property, Plant and Equipment........................................            418,255                          388,396
        Accumulated depreciation, depletion, amortization and impairment.....           (135,279)                        (127,864)
                                                                                ----------------------------------------------------
  Net Property, Plant and Equipment..........................................            282,976                          260,532
                                                                                ----------------------------------------------------
Other Assets
  Deposits and other assets..................................................              5,984                            6,570
  Investment in unconsolidated affiliate.....................................              7,923                            8,054
  Deferred tax asset ........................................................                  -                            5,618
                                                                                ----------------------------------------------------
  Total Assets                                                                     $     331,162                    $     315,612
                                                                                ====================================================
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade payables and accrued liabilities........................................   $     27,474                     $      27,094
  Dividends payable.............................................................              -                               169
  Suspended revenue payable.....................................................          2,560                             3,201
  Current income taxes payable..................................................          1,217                               234
  Current maturities of long-term debt, with recourse...........................             19                                19
                                                                                ----------------------------------------------------
        Total Current Liabilities...............................................         31,270                            30,717
                                                                                ----------------------------------------------------
Long-Term Liabilities
  Long-term debt, with recourse, less current maturities........................        172,163                           170,520
  Long-term debt, non-recourse..................................................         17,000                            20,600
  Production payment liability..................................................            331                               359
Deferred income taxes payable...................................................          1,141                                 -
Stockholders' Equity
  Preferred stock - $.001 par value; 10,000,000 shares
     authorized, 216,000 designated as Series A; 80,000 issued
     and outstanding, liquidation amount $0.....................................              -                                 -
     1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased and
        held for remarketing by subsidiary, liquidation amount $10,000,000......              1                                 1
     50,000 designated as 1999 Series A 8% Convertible; none and 25,000 issued and outstanding, respectively, liquidation amount $0 and $50,000,000,
        respectively............................................................              -                                 -
  Common Stock - $.002 par value; 100,000,000 shares authorized,
     35,803,502 and 30,705,398 shares issued, respectively......................             72                                61
  Additional paid-in capital....................................................        150,406                           148,580
  Accumulated other comprehensive income (loss).................................           (661)                             (466)
  Accumulated deficit...........................................................        (36,124)                          (50,152)
  Receivable from stockholder...................................................           (442)                             (442)
  Unearned common stock in ESOP, at cost (680,282 shares).......................         (2,780)                           (2,780)
                                                                                ----------------------------------------------------
                                                                                        110,472                            94,802
  Treasury stock, at cost (398,763 and 455,063 shares of common stock,
     respectively)..............................................................         (1,215)                           (1,386)
                                                                                ----------------------------------------------------
  Total Stockholders' Equity....................................................        109,257                            93,416
                                                                                ----------------------------------------------------
  Total Liabilities and Stockholders' Equity....................................   $    331,162                     $     315,612
                                                                                ====================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                     Three Months Ended
                                                                            March 31,
                                                 ---------------------------------------------------------------
                                                             2001                                2000
                                                 ---------------------------------------------------------------

Operating Revenues:
      Oil and gas sales..............................     $    43,137                        $     21,365
      Gas gathering, marketing and processing........           7,102                               3,830
      Oil field management services..................             515                                 198
                                                     ---------------------------------------------------------
                  Total Operating Revenues...........          50,754                              25,393
                                                     ---------------------------------------------------------


Operating Costs and Expenses:
      Oil and gas production lifting costs...........           4,650                               4,616
      Production taxes and other costs...............           4,015                               2,840
      Gas gathering, marketing and processing........           6,572                               2,776
      Oil field management services..................             362                                 115
      Depreciation, depletion and amortization.......           7,415                               5,971
      Gains on sale of assets........................              (2)                                (18)
      General and administrative.....................           1,712                                 954
                                                     ---------------------------------------------------------
                  Total Operating Costs and Expenses.          24,724                              17,254
                                                     ---------------------------------------------------------

Operating Profit.....................................          26,030                               8,139

      Equity in earnings of affiliate................             618                                  40
      Other income...................................              94                                  76
      Interest expense...............................          (4,161)                             (5,736)
                                                     ---------------------------------------------------------
Income before income tax and minority interest.......          22,581                               2,519
      Provision for income tax.......................          (8,553)                               (939)
                                                     ---------------------------------------------------------
Net Income...........................................          14,028                               1,580
      Dividends Applicable to Preferred Stock........               -                              (1,218)
                                                     ---------------------------------------------------------
Income Applicable to Common Shares...................     $    14,028                        $        362
                                                     ---------------------------------------------------------
Net Income...........................................     $    14,028                        $      1,580
Other Comprehensive Income (Loss), net of tax
      Cumulative effect on prior years of a change in
        accounting principle........................           (1,757)                                  -
      Gain on derivatives...........................            1,903                                   -
      Reclassification adjustment related to
        derivative contracts........................             (137)                                  -
      Unrealized Gain (Loss) on Investments.........             (204)                                155
                                                     ---------------------------------------------------------
Comprehensive Income................................      $    13,833                        $      1,735
                                                     =========================================================

Income per Common Share - Basic.....................      $      0.41                        $       0.02
                                                     =========================================================
Income per Common Share - Diluted...................      $      0.37                        $       0.02
                                                     =========================================================
Common Shares Used in Per Share Calculation
      Basic ........................................       34,582,683                          19,704,943
                                                     =========================================================
      Diluted .......................................      37,410,509                          20,010,970
                                                     =========================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)
                             (dollars in thousands)
                            (as restated, see Note 6)


                                                         Preferred Stock        Common Stock           Treasury Stock
                                                        Shares     Amount      Shares    Amount      Shares      Amount
                                                      -----------------------------------------------------------------------------

Balance at December 31, 2000.......................... 1,105,000    $   1    30,705,398   $  61     (455,063)    $ (1,386)
      Conversion of 1999 Series A 8% convertible
                  preferred stock.....................   (25,000)             4,761,904      10
      Exercise of employees' common stock options.....                          336,200       1       56,300          171
      Deferred tax benefit on exercise of employee
                  stock options.......................
      Net income......................................
      Cumulative effect on prior years of a change
                  in accounting principle.............
      Gain on hedges..................................
      Unrealized loss on investments..................
                                                      -----------------------------------------------------------------------------
Balance at March 31, 2001............................. 1,080,000    $   1    35,803,502   $  72     (398,763)    $ (1,215)
                                                      =============================================================================

                                                   Additional    Accumulated Other                  Receivable   Unearned Shares in
                                                    Paid-In       Comprehensive      Accumulated      from              ESOP
                                                    Capital       Income (Loss)        Deficit     Stockholder   Shares      Amount
                                                   --------------------------------------------------------------------------------
Balance at December 31, 2000....................... $ 148,580      $  (466)          $  (62,198)     $ (442)    (680,282)  $(2,780)
      Conversion of 1999 Series A 8% convertible
                  preferred stock..................       (10)
      Exercise of employees' common stock options..     1,443
      Deferred tax benefit on exercise of employee
                  stock options....................       393
      Net income...................................                                      14,028
      Cumulative effect on prior years of a change
                  in accounting principle..........                  (1,757)
      Gain on derivatives..........................                   1,903
      Reclassification adjustment related to
        derivative contracts.......................                    (137)
      Unrealized loss on investments...............                    (204)
                                                   --------------------------------------------------------------------------------
Balance at March 31, 2001.......................... $ 150,406      $   (661)         $  (35,615)     $ (442)    (680,282)  $(2,780)
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

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                              For the Three Months
                                                                                                    Ended
                                                                                                  March 31,
                                                                               ----------------------------------------------------
                                                                                         2001                        2000
                                                                               ----------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income...................................................................     $      14,028                 $      1,580
      Adjustments to reconcile net income to cash provided by operating activities
                  Depreciation, depletion and amortization.........................             7,415                        5,971
                  Amortization of financing fees...................................               268                          240
                  Deferred income taxes............................................             7,270                          939
                  Equity in income of unconsolidated affiliate.....................              (618)                         (40)
                  Gains on sale of assets..........................................                (2)                         (18)
                  Changes in certain assets and liabilities
                                    Accounts and notes receivable..................             2,502                       (2,595)
                                    Hedge assets...................................            (2,192)                           -
                                    Other current assets...........................               219                           (1)
                                    Accounts payable and accrued liabilities.......              (261)                         158
                                    Current income taxes payable...................               983                            -
                                                                                   ------------------------------------------------
      Net Cash Provided By Operating Activities....................................            28,192                        6,234
                                                                                   ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets.................................................                 2                          408
      Additions to property and equipment..........................................           (29,859)                      (5,930)
      Increase in deposits and other assets........................................                 2                            -
      Loan made for promissory note receivable.....................................                 -                           (3)
      Payments received on promissory note receivable..............................                63                            -
      Distribution from unconsolidated affiliate...................................               749                            -
                                                                                   ------------------------------------------------
      Net Cash Used In Investing Activities........................................           (29,043)                      (5,525)
                                                                                   ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of long-term debt and production payment..........            27,500                       10,555
      Fees paid related to financing activities....................................               (12)                         (29)
      Payments of principal on long-term debt and production payment...............           (29,633)                      (8,031)
      Repayment of stockholder loan................................................               360                          225
      Loan made to ESOP............................................................                 -                          (24)
      Proceeds from issuance of common stock, net of offering costs................             1,615                           29
      Decrease in restricted cash for payment of notes payable ....................               552                          835
      Cash dividends paid..........................................................              (169)                      (1,218)
                                                                                   ------------------------------------------------
      Net Cash Provided By Financing Activities....................................               213                        2,342
                                                                                   ------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................               782                        3,051
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................                 9                        1,565
                                                                                   ------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................   $           791                 $      4,616
                                                                                   ================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of March 31, 2001, the consolidated statements of income and comprehensive income for the three months ended March 31, 2001 and 2000, the consolidated statement of stockholders' equity for the period ended March 31, 2001 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2001, results of operations, changes in stockholders' equity and cash flows for the three month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report and on Form 10-K for the Company. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

                                                                     Three Months Ended
                                        ----------------------------------------------------------------------------
                                                   March 31, 2001                          March 31, 2000
                                        -------------------------------------   ------------------------------------
                                                                  Per Share                              Per Share
                                           Income      Shares      Amount          Income      Shares      Amount
-----------------------------------------------------------------------------   ------------------------------------
                                                           (Thousands, except per share amounts)

Basic EPS
   Income available to common
     stockholders.......................   $  14,028      34,583     $   0.41     $    362      19,705      $  0.02
                                                                     =========                              =========
Effect of Dilutive Securities
   Warrants.............................           -         274                         -           -
   Options..............................           -       2,554                         -         306
                                        ---------------------------               ----------------------
Diluted EPS
   Income available to common
     stockholders and assumed
     conversions........................   $  14,028      37,411     $   0.37     $    362      20,011      $  0.02
                                        ==============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (Unaudited)

     At March 31, 2001, warrants representing 644,749 shares of common stock and options representing 4,337,900 shares of common stock were outstanding. On
January 1, 2001, the remaining $25.0 million (liquidation value) of the Company's 1999 Series A 8% convertible preferred stock was converted into 4,761,904 shares of common stock. At March 31, 2000, warrants representing 10,587,149 shares of common stock and options representing 3,858,092 shares of common stock were outstanding. Additionally at March 31, 2000, convertible preferred stock representing a total of 11,428,572 shares of common stock, if converted, was excluded from the calculation of diluted earnings per share as the effect was anti- dilutive.

NOTE 3 - NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company has determined that interest rate derivative does not qualify for hedge treatment as defined within SFAS No. 133. The crude oil and natural gas derivatives qualify as cash-flow hedges, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. Future hedge ineffectiveness on the cash-flow hedge will be recorded in earnings.

     At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. At March 31, 2001, this derivative asset is recorded at its fair value of $2.2 million.

     With respect to the cash-flow hedges, at transition the Company recorded a derivative asset of $648 thousand related to the crude oil derivatives with a cumulative effect increase to other comprehensive income of $403 thousand (net of income taxes) and a derivative liability of $3.5 million related to the natural gas derivatives with a cumulative effect decrease to other comprehensive income of $2.2 million (net of income taxes).

     At March 31, 2001, the Company's crude oil and natural gas derivatives had a fair value of $118 thousand and $81 thousand, respectively. For the three-month period ended March 31, 2001, the income statement includes a loss of $206 thousand related to the crude oil derivatives and a loss of $798 thousand related to the natural gas derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income at March 31, 2001 will be reclassified into the income statement within the next nine months.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (Unaudited)

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the two gathering systems and three natural gas liquids processing plants in three geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the periods ended March 31, 2001 and 2000 follows (in thousands):

                                                         Gas Gathering,
                                         Exploration &   Marketing &       Oil Field
   Three Months Ended March 31, 2001:     Production         Processing     Services    All Other    Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers........    $    43,137     $     7,102     $   515      $    -       $                  $  50,754
Intersegment revenues...................                         7,560       1,439           -         (8,999)                  -
Depreciation, depletion and amortization         7,097             220          93           5                              7,415

Segment profit (loss).................          27,375             311        (556)     (1,100)                            26,030
Equity in earnings (losses) of affiliates                                                  618                                618
Interest expense........................                                                (4,161)                            (4,161)
Other income............................                                                    94                                 94
                                                                                                                        -----------

Income before income taxes..............                                                                                $  22,581
Provision for income tax................                                                (8,553)                            (8,553)
                                                                                                                        -----------

Net income..............................                                                                                $  14,028
                                                                                                                        ===========


Segment assets (as of March 31, 2001)...   $   281,104     $    16,211     $24,599      $9,248                          $ 331,162
Capital expenditures (net of asset sales)       28,865               6         134         854                             29,857


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (Unaudited)

                                                         Gas Gathering,
                                         Exploration &    Marketing &       Oil Field
   Three Months Ended March 31, 2000:     Production        Processing       Services      All Other   Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........     $   21,365      $    3,830      $   198      $        -     $               $   25,393
Intersegment revenues...................                         3,373        1,669               -        (5,042)               -
Depreciation, depletion and amortization         5,680             218           68               5                          5,971
Segment profit (loss).................           8,255             861         (117)           (860)                         8,139
Equity in earnings (losses) of affiliates                                                        40                             40
Interest expense........................                                                     (5,736)                        (5,736)
Other income............................                                                         76                             76
                                                                                                                        -----------
Income before income taxes..............                                                                                $    2,519
Provision for income tax................                                                       (939)                          (939)
                                                                                                                        -----------
Net income..............................                                                                                $    1,580
                                                                                                                        ===========

Segment assets (as of March 31, 2000)...    $  274,031      $   17,186        4,502      $   11,732                     $  307,451
Equity subsidiary investments
   (as of March 31, 2000)...............                                                      4,195                          4,195
Capital expenditures (net of asset sales)        5,508              13           20              56                          5,597


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (Unaudited)

NOTE 5 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly owned subsidiaries, except Bluebird, are direct guarantors of the Company's 10% senior notes and have fully and unconditionally guaranteed the notes on a joint and several basis. In addition to not being a guarantor of the Company's 10% senior notes, Bluebird cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. The Company has concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                              As of March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter
                                               Resources, Inc.         Bluebird                           Magnum Hunter
                                               And Guarantor Subs     Energy, Inc.      Eliminations      Resources, Inc.
 Amounts in Thousands                                                (Non Guarantor)                       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................    $       29,423          $  4,856                                $       34,279
Property and equipment
  (using full cost accounting)..............           227,230            55,746                                       282,976
Investment in subsidiaries
 (equity method)............................            32,098               -              (32,098)                       -
Other assets................................            13,645               262                                        13,907
                                                -----------------------------------------------------------------------------------
   Total assets.............................    $      302,396          $ 60,864           $(32,098)            $      331,162
                                                ===================================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................    $       30,134          $  1,136                                $       31,270
Long-term liabilities.......................           163,005            27,630                                       190,635
Shareholders' equity........................           109,257            32,098            (32,098)                   109,257
                                                -----------------------------------------------------------------------------------
   Total liabilities and shareholders' equity   $      302,396          $ 60,864           $(32,098)            $      331,162
                                                ===================================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (Unaudited)


                             As of December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------

                                               Magnum Hunter           Bluebird                           Magnum Hunter
                                               Resources, Inc.        Energy, Inc.                        Resources, Inc.
 Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..............................  $         33,556          $  6,894        $   (5,612)             $    34,838
Property and equipment
  (using full cost accounting)..............           208,115            52,417               -                    260,532
Investment in subsidiaries
 (equity method)............................            25,574               -             (25,574)                     -
Other assets................................            27,173               319            (7,250)                  20,242
                                              ------------------------------------------------------------------------------------
 Total assets.............................    $        294,418          $ 59,630        $  (38,436)             $   315,612
                                              ====================================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................  $         30,123          $  6,206        $   (5,612)             $    30,717
Long-term liabilities.......................           170,879            27,850            (7,250)                 191,479
Shareholders' equity........................            93,416            25,574           (25,574)                  93,416
                                              ------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity $        294,418          $ 59,630        $  (38,436)             $   315,612
                                              ====================================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (Unaudited)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations


                    For the Three Months ended March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------

                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenues...................................     $      32,627           $   18,282      $   (155)       $     50,754
Expenses...................................            20,547                7,781          (155)             28,173
                                           ---------------------------------------------------------------------------------------
Income before                                          12,080               10,501           -                22,581
 Equity in net earnings of subsidiary......             6,524                  -          (6,524)                -
                                           ---------------------------------------------------------------------------------------
Income before income taxes.................            18,604               10,501        (6,524)             22,581
Income tax provision.......................            (4,576)              (3,977)          -                (8,553)
                                           ---------------------------------------------------------------------------------------
  Net income...............................     $      14,028           $    6,524      $ (6,524)       $     14,028
                                           =======================================================================================


                    For the Three Months ended March 31, 2000
----------------------------------------------------------------------------------------------------------------------------------

                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenues...................................     $      17,333           $ 8,158         $    (98)       $     25,393
Expenses...................................            17,279             5,693              (98)             22,874
                                           ---------------------------------------------------------------------------------------
Income before                                              54             2,465               -                2,519
 Equity in net earnings of subsidiary......             1,531               -             (1,531)                -
                                           ---------------------------------------------------------------------------------------
Income before income taxes.................             1,585             2,465           (1,531)              2,519
Income tax provision.......................                (5)             (934)              -                 (939)
                                           ---------------------------------------------------------------------------------------
  Net income...............................     $       1,580           $ 1,531         $ (1,531)       $      1,580
                                           =======================================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (Unaudited)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                    For the Three Months Ended March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........   $        20,772         $   8,840       $      -        $   29,612
Cash flow from investing activities..........           (23,251)           (5,792)             -           (29,043)
Cash flow from financing activities..........             3,261            (3,600)           552               213
                                             -------------------------------------------------------------------------------------
Net increase (decrease) in cash..............               782              (552)           552               782
Cash at beginning of period..................                 9             1,820         (1,820)                9
                                             -------------------------------------------------------------------------------------
Cash at end of period........................   $           791         $   1,268       $ (1,268)       $      791
                                             =====================================================================================

                    For the Three Months Ended March 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........   $        5,897          $       337     $     -         $    6,234
Cash flow provided by investing activities...           (3,853)              (1,672)          -             (5,525)
Cash flow used by financing activities.......            1,007                  500         835              2,342
                                             --------------------------------------------------------------------------
Net increase (decrease) in cash..............            3,051                 (835)        835              3,051
Cash at beginning of period..................            1,565                2,145      (2,145)             1,565
                                             --------------------------------------------------------------------------
Cash at end of period........................   $        4,616          $     1,310     $(1,310)        $    4,616
                                             ==========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
        -------------------------
Results of Operations

     The following discussion and analysis should be read in conjunction with Magnum Hunter's consolidated financial statements and the notes associated with them contained in its Form 10-K for the year ended December 31, 2000. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum Hunter.

     Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" section of this document for an explanation of these types of assertions.

     The Company's results of operations have been significantly affected by our past success in acquiring oil and gas properties and our ability to maintain or increase oil and natural gas production through exploration and exploitation activities. Fluctuations in oil and gas prices have also significantly affected the results of operations.

     The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations.

                                                                        Three Months Ended
                                                                            March 31,
                                                                     2001                2000
                                                               ----------------------------------------
Oil and Gas Operations
-------------------------------------------------------------------------------------------------------
Reported Production:
   Oil (MBbls).................................................              302                370
   Gas (MMcf)..................................................            5,537              4,994
   Oil and Gas (MMcfe).........................................            7,351              7,216
   Equivalent Daily Rate (MMcfe/day)...........................             81.7               79.3
Underlying Production (*):
   Oil (MBbls).................................................              302                300
   Gas (MMcf)..................................................            5,537              4,222
   Oil and Gas (MMcfe).........................................            7,351              6,023
   Equivalent Daily Rate (MMcfe/day)...........................             81.7               66.2
   (*) Adjusted for the sale of properties in June and September 2000.

Average Sale Prices (after hedging)
   Oil (per Bbl)...............................................        $   26.89          $   21.73
   Gas (per Mcf)...............................................             6.32               2.67
   Oil and Gas (per Mcfe)......................................             5.87               2.96
Effect of hedging activities (per Mcfe)........................            (0.14)             (0.27)
Lease Operating Expense (per Mcfe)
   Lifting costs...............................................             0.63               0.64
   Production tax and other costs..............................             0.55               0.39
Gross margin (per Mcfe)........................................        $    4.69          $    1.93

Gas Gathering, Marketing and
   Processing Operations
-------------------------------------------------------------------------------------------------------
Throughput Volumes (Mcf per day)
   Gathering...................................................           16,245             16,679
   Processing..................................................           11,856             18,469
Gross margin (in thousands)....................................        $     530          $   1,054
   Gathering (per Mcf throughput)..............................        $       -          $    0.14
   Processing (per Mcf throughput).............................        $    0.44          $    0.48

Period to Period Comparison

For the Three Months Ended March 31, 2001 and 2000

     We reported record net income of $14.0 million for the three months ended March 31, 2001 as compared to net income of $1.6 million for the same period in 2000. Total operating revenues increased 100% to a record $50.8 million and operating profit increased 220% to a record $26.0 million in 2001. A 98% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 2% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for these record results. We also reported significant increases in revenues from our gas gathering, marketing and processing and oil field services segments in the 2001 period compared to the 2000 period due to improved product prices and an increase in customers for whom we are providing field management services. Income applicable to common shares was $14.0 million in the 2001 period versus income applicable to common shares of $362 thousand in the 2000 period. Income per common share - basic was $0.41 per share and income per common share-diluted was $0.37 per share in the 2001 period compared to income applicable to common shares of $0.02 per share, both basic and diluted, in the 2000 period. No dividends were recorded in the 2001 period due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock. We had previously redeemed $25.0 million (liquidation value) of the 1999 Series A 8% Convertible preferred stock in December, 2000 and Bluebird acquired 100% of our $10.0 million (liquidation value) in 1996 Series A Convertible preferred stock during May, 2000.

Oil and Gas Operations:

     For the three months ended March 31, 2001, we reported oil production of 302 Mbbls (thousand barrels) and gas production of 5,537 MMcf (million cubic feet), which represents a decline of 18% in oil and an increase of 11% in gas produced from the comparable period in 2000. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 3% to
81.7 MMcfe/day in the 2001 period. The reported production in the 2000 period was impacted by the sale of certain non-core oil and gas properties which took effect in June and September 2000. Excluding the production of these properties from both periods, our underlying oil production increased 2% and our underlying gas production increased 31% in the 2001 period compared to the 2000 period, with the underlying equivalent daily rate of production increasing 23% to 81.7 MMcfe/day . These increases were the result of the success of our drilling program offsetting normal production declines.

     The increase in oil and gas prices was the most significant factor affecting the increase in net income in the 2001 period. Prices realized in the 2001 period averaged $26.89 per barrel of oil and $6.32 per Mcf of gas. This represents a 98% increase on a thousand cubic feet of gas equivalent (Mcfe) basis over the 2000 period average realized prices of $21.73 per barrel of oil and $2.67 per Mcf of gas. The unit prices realized include the effects of hedging.

        From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2001 period, hedging reduced the average price we received for oil by $0.68 per barrel and for gas by $0.15 per Mcf. Beginning January 1, 2001 we had approximately 14% of our expected natural gas production hedged for 2001 at a weighted average price using cost-less collars of $4.50 to $6.15 per Mcf and we had approximately 45% of our expected crude oil and plant liquid production for the first six months of 2001 hedged at a weighted average price using cost-less collars of $25.00 to $34.73 per barrel.

     Primarily as a result of higher realized prices, oil and gas revenues increased 102% to $43.1 million in the 2001 period compared to $21.4 million in the 2000 period.

     Lease operating expenses consist of two primary components, lifting costs and production tax and other costs. For the 2001 period, lifting costs, on a unit of production basis, were $0.63 per Mcfe as compared to $0.64 per Mcfe in the 2000 period, a decrease of 2%. Production tax and other costs were $0.55 per Mcfe in the 2001 period compared to $0.39 per Mcfe in the 2000 period, an increase of 41%. This was principally due to an increase of $0.10 per Mcfe in production taxes, which are a function of higher oil and gas prices.

     Our gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2001 period was $34.5 million, or $4.69 per Mcfe, compared to $13.9 million, or $1.93 per Mcfe in the 2000 period, an increase of 143% on a per unit of production basis, primarily as a result of higher oil and gas prices.

Gathering, Marketing and Processing Operations:

     For the three months ended March 31, 2001, our gathering system throughput was 16.2 MMcf per day versus 16.7 MMcf per day for the same period in 2000, a decline of 3% due to normal production declines behind the system. Gas processing throughput was 11.9 MMcf per day in 2001 versus 18.5 MMcf per day in 2000, a decrease of 36%. Our reported throughput in the 2001 period was reduced due to i) the sale in June 2000 of a substantial ownership interest in oil and gas properties supplying one of our plants and ii) due to the voluntary shutdown of one gas processing plant for a portion of the 2001 period due to adverse processing economics as a result of high natural gas prices.

     Revenues from gathering, marketing and processing increased 85% to $7.1 million in 2001 versus $3.8 million in 2000. We received significantly higher prices for natural gas liquids and plant products sold in the 2001 period compared to the 2000 period. Operating costs for the gathering, marketing and processing segment increased 136% to $6.6 million in 2001 from $2.8 million in 2000. Higher natural gas prices paid affected the cost of gas marketed and processed.

     The gross margin realized from gathering, marketing and processing for 2001 was $530 thousand versus $1.1 million in 2000, a decrease of 50%. Gathering margin was reduced to zero per Mcf gathered in 2001 versus $0.14 per Mcf in 2000 due to a decrease in marketing spreads. Processing margin was $0.44 per Mcf in 2001 compared to $0.48 per Mcf in 2000 due to higher prices, less favorable processing economics, and the temporary shutdown of a plant for a portion of the 2001 period.

Oil Field Management Services Operations:

     Revenues from oil field management services were $515 thousand in the 2001 period versus $198 thousand in the 2000 period due to an increase in customers for whom we provided management and operations services. Operating costs increased to $362 thousand in 2001 from $115 thousand in 2000 due to higher costs for labor and overhead. The gross margin for this segment in 2001 was $153 thousand versus $83 thousand in 2000, an increase of 84%.

Other Income and Expenses:

     Depreciation and depletion expense was $7.4 million in the 2001 period versus $6.0 million in the 2000 period. Depreciation and depletion on oil and gas properties was $0.97 per Mcfe in 2001 versus $0.79 per Mcfe in 2000. This 23% increase in the equivalent unit cost was primarily due to an increase in development costs associated with our exploration efforts in the Gulf of Mexico.

     General and administrative expense for 2001 increased 79% to $1.7 million from $954 thousand in 2000. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its increased activity levels. We recorded equity in earnings of affiliate of $618 thousand in 2001 versus a gain of $40 thousand in 2000. This increase was due to increased net earnings from gas marketing operations of one of the Company's 30% owned affiliate. Other income was $94 thousand for 2001 versus $76 thousand in 2000. The increase was caused by a slight increase in interest income.

     Interest expense was $4.2 million for 2001 versus $5.7 million for 2000. During the 2001 period, the interest rate on our LIBOR- based bank debt was higher than in 2000. This was more than offset by a decrease in the outstanding balance of LIBOR-based bank debt in the 2001 period compared to the 2000 period. In addition, interest expense was reduced in the 2001 period by $706 thousand as a result of adjusting our interest rate derivative to its fair value.

     We recorded a total provision for income tax expense of $8.6 million in 2001 versus $939 thousand in 2000. The 2001 period provision included a $1.3 million current provision due to alternative minimum tax regulations.

     There were no dividends applicable to preferred stock in 2001 as compared to $1.2 million for the 2000 period. The elimination of the outstanding preferred stock was due to the purchase, redemption and conversion of all of the Company's dividend paying preferred stock.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the three month periods in 2001 and 2000 was $29.6 million $6.2 million, respectively. The substantial increase in our operating cash flows in 2001 over 2000 is primarily the result of higher realized oil and gas prices. Our net working capital position at March 31, 2001 was $3.0 million. On that date, Magnum Hunter also had available $21.0 million under its senior bank credit line, and Bluebird had $17.0 million available under its senior bank credit line for a total combined availability of $38.0 million.

     INVESTING ACTIVITIES. Net cash used in investing activities was $29.0 million in the 2001 period. We made cash capital expenditures of $29.9 million under our capital budget during 2001, of which $5.8 million was attributable to Bluebird. Our capital expenditures are discussed in further detail below. Additionally, we received a distribution of $750 thousand from an unconsolidated affiliate. We received payments on promissory notes receivable totaling $63 thousand during the 2001 period.

     In the 2000 period, net cash used in investing activities was $5.5 million,
which  included   proceeds  from  asset  sales  of  $408  thousand  and  capital expenditures of $5.9 million.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $213 thousand in the 2001 period. We borrowed a total of $27.5 million under our senior bank credit lines, none of which was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $29.6 million, of which $3.6 million was attributable to Bluebird. We received $1.6 million in cash from the issuance of common stock. We paid $12 thousand for fees related to financing activities. Cash dividends paid were $169 thousand in 2001. Bluebird had a net decrease in cash of $552 thousand.

     In the 2000 period, net cash provided by financing activities was $2.3 million. We borrowed a total of $10.6 million under our senior bank credit lines, of which $1.5 million was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $8.0 million, of which $1.0 million was attributable to Bluebird. We realized proceeds from issuance of common stock of $29 thousand. We also paid fees related to financing activities of $29 thousand, loaned the ESOP $24 thousand and paid preferred dividends of $1.2 million.
Bluebird had a net decrease in cash of $835 thousand. Loans repaid by stockholders were $225 thousand.

     BLUEBIRD'S CAPITAL RESOURCES. Internally generated cash flow and the borrowing capacity under its senior bank credit line are Bluebird's major sources of liquidity. From time to time, Bluebird may also sell properties in order to increase liquidity.

     At March 31, 2001, Bluebird's senior credit line borrowing base was $37.0 million and borrowings under the senior credit line were $17.0 million, leaving borrowing availability of $20.0 million at that date. We believe that this bank credit line, along with cash flow from operations, provides Bluebird with sufficient liquidity to meet interest payments as well as carry out its capital spending budget plans through 2001.

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

     In December 2000, the Company used $10.0 million in cash to purchase 100% of its 1996 Series A Convertible preferred stock outstanding from Bluebird. This preferred stock was held by another 100% owned affiliate for possible re-issue at a later date. Also in December 2000, the Company spent $30.5 million (including a $5.5 million redemption premium) to redeem 50% of its outstanding 1999 Series A 8% Convertible preferred stock. In January, 2001 the remaining 50% of this preferred stock was converted by the holder to the Company's common stock at the conversion price of $5.25 per share. As a result of these preferred stock transactions, the

     Company no longer has any dividend paying preferred stock outstanding, which will result in annual savings of approximately $4.9 million in dividends paid. The Company's borrowing base under its senior bank credit line was $53.0 million at March 31, 2001 and its borrowings under this line were $32.0 million on that date, leaving availability of $21.0 million on that date. On a semiannual basis, the borrowing base is redetermined by the banks based on their review of the Company's oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess.

     On April 19, 2001 the Company announced that it had received a commitment for a new $225 million Senior Bank Credit Facility, of which $112.5 million would be available under the current borrowing base. This new credit facility will consolidate and replace the Company's and Bluebird's previous credit facilities.

     The Company's internally generated cash flow, results of operations, and financing for its operations are dependent on oil and gas prices. As a result of substantial increases in oil and gas prices in the first quarter of 2001 versus 2000, our earnings and cash flows in the 2001 period have been materially increased compared to the 2000 period. To the extent that oil and gas prices decline, the Company's earnings and cash flows may be adversely affected.
However, the Company believes that its cash flow from operations, existing working capital and availability under its new senior bank credit line will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2001.

     CAPITAL EXPENDITURES. During the 2001 period, the Company's total capital expenditures were $29.9 million. Exploration activities accounted for $13.4 million, development activities accounted for $15.5 million, and additions to other assets accounted for $1.0 million of the capital expenditures. As of March 31, 2001 the Company had total unproved oil and gas property costs of $14.7 million, consisting of property acquisition costs of $6.6 million and exploratory costs of $8.1 million.

     For the year 2001, the Company has budgeted approximately $85 million for exploration and development activities. The Company is not contractually obligated to proceed with any of its material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, oilfield costs and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

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

Inflation and Changes in Prices

     During the 2001 period, the Company experienced substantial increase in prices for oil and gas compared to the same period in the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the next projected 12 months.

     The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. A significant portion of the Company's gas production is currently sold to a 30% owned affiliate, NGTS, LLC or end-users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company has determined that interest rate derivative does not qualify for hedge treatment as defined within SFAS No. 133. The crude oil and natural gas derivatives qualify as cash-flow hedges, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. Future hedge ineffectiveness on the cash-flow hedge will be recorded in earnings.

     At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. At March 31, 2001, this derivative asset is recorded at its fair value of $2.2 million.

     With respect to the cash-flow hedges, at transition the Company recorded a derivative asset of $648 thousand related to the crude oil derivatives with a cumulative effect increase to other comprehensive income of $403 thousand (net of income taxes) and a derivative liability of $3.5 million related to the natural gas derivatives with a cumulative effect decrease to other comprehensive income of $2.2 million (net of income taxes).

     At March 31, 2001, the Company's crude oil and natural gas derivatives had a fair value of $118 thousand and $81 thousand, respectively. For the three-month period ended March 31, 2001, the income statement includes a loss of $206 thousand related to the crude oil derivatives and a loss of $798 thousand related to the natural gas derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income at March 31, 2001 will be reclassified into the income statement within the next nine months.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Energy swap agreements. The Company produces, purchases, and sells crude oil, natural gas, condensate, and natural gas liquids. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company engages in futures contracts with certain of its oil and gas production through various contracts ("Swap Agreements"). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

     The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet oil and the Inside FERC natural gas index price posting ("Index"). The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the specified Index prices for each month applied to the related contract volumes. To the extent the Index exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the Index price, the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the Index price exceeds the contract ceiling, the Company pays the spread between the ceiling and the Index price applied to the related contract volumes. To the extent the contract floor exceeds the Index, the Company receives the spread between the contract floor and the Index price applied to the related contract volumes.

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

At March 31, 2001, the Company had the following open contracts:


               Type         Volume/Month        Duration           Avg. Price
          ----------------------------------------------------------------------
Oil
------
          Collar.........     30,000 Bbl      Apr 01 - Jun 01     Floor - $25.00
                                                                  Cap -   $33.50
          Collar.........     15,000 Bbl      Apr 01 - Jun 01     Floor - $25.00
                                                                  Cap -   $34.35
          Collar.........     15,000 Bbl      Apr 01 - Jun 01     Floor - $25.00
                                                                  Cap -   $35.50
          Collar.........     15,000 Bbl      Apr 01 - Jun 01     Floor - $25.00
                                                                  Cap -   $36.80
Gas
------
          Collar.........    300,000 MMBtu    Apr 01 - Dec 01     Floor - $ 4.50
                                                                  Cap -   $ 6.15

     Based on future market prices at March 31, 2001, the fair value of open contracts to the Company was an asset of $198 thousand. If future market prices were to increase 10% from those in effect at March 31, 2001, the fair value of open contracts to the Company would be an asset of $198 thousand. If future market prices were to decline 10% from those in effect at March 31, 2001, the fair value of the open contracts to the Company would be an asset of $518 thousand.

     The Company currently intends to commit no more than 75% of its daily production on a Bcfe basis to such arrangements at any point in time. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve, and to effectively lower interest rate expense over the following twelve months. On June 1, 2000 one of the interest rate swaps terminated. The following table reflects the terms of the remaining swap.

            Type                 Notional Amount      Termination Date         Pay Rate            Receive Rate
-----------------------------  -------------------   ------------------   ------------------   --------------------
 Pay Variable/Receive Fixed        $50,000,000            06/01/02          LIBOR + 3.34%           10% fixed
                                                                           through 05/31/00

                                                                            LIBOR + 3.69%
                                                                           from 06/01/00 to
                                                                               06/01/02

     Based on future market rates at March 31, 2001, the fair value of open contracts to the Company was an asset of $2,156,000. If future market rates were to increase 10% from those in effect at March 31, 2001, the fair value of open contracts to the Company would be an asset of $2,064,000. If future market rates were to decline 10% from those in effect at March 31, 2001, the fair value of the open contracts to the Company would be an asset of $2,682,000.

     Fixed and Variable Debt. The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate senior notes, which are valued at their last traded value before March 31, 2001.

   Expected Maturity Dates
        (in thousands)          2001        2002        2003        2004-2006      2007        Total       Fair Value
                              --------    --------    ---------     ---------    --------    ---------     ----------
Variable Rate Debt:
Bank Debt with Recourse (a)...  $     -    $       -   $ 32,000      $    -       $      -     $  32,000   $  32,000
Bank Debt without Recourse (b)  $     -    $  17,000   $      -      $    -       $      -     $  17,000   $  17,000
Fixed Rate Debt:
Senior Notes (c)..............  $95,000    $  15,000   $      -      $    -       $ 140,147    $ 140,147   $ 138,950
Bank Debt with Recourse (d)...  $    15    $      19   $      1      $    -       $      -     $      35   $      35

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

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                               May 15, 2001
  -----------------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                                  May 15, 2001
  --------------------------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                           May 15, 2001
    ---------------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                          May 15, 2001
   --------------------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary