Form 10-K/A
period 2000-12-31
MAGNUM HUNTER RESOURCES INC
filed 2001-06-06
CIK 854271

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

     Cumberland. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development drilling plans exist for four additional proved undeveloped locations to exploit the shallow gas on 160-acre spacing. The shallowest zone in the field is the Goddard, which is a channel sand. The Company has an interest in a total of 118 wells, with working interests varying from 17.2% to 100%. The Company operates all but nine of these wells. For the month of December 2000, gross production from the field averaged 6,367 Mcf/d and 199 Bbl/d (or 5,090 Mcf/d and 159 Bbl/d net to the Company).

     Walnut Bend. The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930's and produces oil and gas from numerous intervals ranging in depth from 2,000' in the Montgomery sands to over 7,000' in the Ellenburger carbonate. There are currently 104 active producing wells and 30 active injection wells. The Company's working interest ownership in the wells is approximately 91%. For the month of December 2000, gross production from the wells averaged 232 Mcf/d and 846 Bbl/d (or 176 Mcf/d and 642 Bbl/d net to the Company).

     Madill. The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750' to 5,700'. There are currently 62 active producing wells. The Company's working interest ownership in the wells varies from 50% to 100%. For the month of December 2000, gross production from the wells averaged 2,211 Mcf/d and 83 Bbl/d (or 1,437 Mcf/d and 54 Bbl/d net to the Company).

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

     Levelland/Slaughter. The Levelland and Slaughter Fields consist of 186 wells located in Cochran County, Texas that produce from the San Andres formation at a depth of 5,000 feet. The Company owns five principal properties in the Levelland and Slaughter Fields, being the TLB Unit, the Veal Lease, the NW Slaughter Unit, the Starnes Lease and the Magnum Levelland Unit. There are currently 97 active producing wells. The Company's working interest ownership in the wells varies from 6% to 100%. For the month of December 2000, gross production from the wells averaged 503 Mcf/d and 538 Bbl/d (or 75 Mcf/d and 80 Bbl/d net to the Company).

     Discovered  in  the  1930's,   all  five   properties  have  been  actively
waterflooded since the 1970's. While the projects are mature, additional drilling and waterflood enhancement opportunities are available. No Proved Undeveloped Reserves were assigned by Ryder Scott to either the TLB Unit or the Veal Lease. Proved Undeveloped Reserves were assigned by Ryder Scott to the NW Slaughter Unit in contemplation of a carbon dioxide injection project which is planned in the future for that property. The operator of an adjacent property has been injecting carbon dioxide for a number of years and has enhanced production.

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

Onshore Gulf Coast

     The Company owns various ownership interests in five horizontal wells in the Mossy Grove prospect in Walker County, Texas. The interests which the Company owns in these three wells range from a 25% to a 65% working interest. The field produces from the Glen Rose formation at a depth of approximately 12,000 feet. The initial discovery was completed in July 1998 with the latest two wells being drilled in 2000 and 2001. The Company owns an average of a 25% working interest in a 36,000 acre lease block surrounding the producing wells. A sixth well is currently being drilled in which the Company owns a 25% working interest. RME Petroleum, a wholly-owned subsidiary of Anadarko Petroleum Corporation, is the operator of the drilling phase for this well and owns the remaining 75% working interest. The Company operates all of the field production. For the month of December 2000, gas production from the three producing wells was approximately 3,700 Mcf/d (or 740 Mcf/d net to the Company). Additional development drilling is planned in this field in future years.

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

     The Company entered the Gulf of Mexico as a working interest participant in new exploratory drilling on the shallow water shelf in May 1999. By the end of 2000, this program achieved a result of 16 new discoveries in 20 attempts. Proved Reserves have been assigned in 16 offshore blocks representing the discoveries. Seven of these successes are producing approximately 25 million cubic feet of natural gas equivalent per day net to the Company as of the end of February 2001. Ten additional new discoveries (one of which was discovered in
2001) are scheduled to commence production during the remainder of 2001 and will add substantially to existing daily net production rates. The Company currently owns an interest in over 35 blocks in the Gulf of Mexico ranging from 12.5% to 100% with expectations of adding to this lease inventory at the March 2001 offshore lease sale. See "Recent Activities". The Company plans to participate in 10-12 new exploratory offshore drilling projects in 2001. Over 300 blocks of 3-D seismic coverage are providing the basis for new prospect generation internally. Additionally, alliances with other offshore operators provides access to additional high-quality drilling opportunities.

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

     The Cumberland Field was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Goddard, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. The Company has identified four locations in which additional wells could be drilled in proved undeveloped reserves to complete development of the shallow gas on 160-acre spacing. One well was drilled and several recompletions were successfully performed in 2000. Additional drilling and recompletions are budgeted in 2001.

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

     Onshore Gulf Coast. The Company owns various ownership interests in five horizontal wells in the Mossy Grove prospect in Walker County, Texas. The interests which the Company owns in these three wells range from a 25% to a 65% working interest. The field produces from the Glen Rose formation at a depth of approximately 12,000 feet. The initial discovery was completed in July 1998 with the latest two wells being drilled in 2000 and 2001. The Company owns an average of a 25% working interest in a 36,000 acre lease block surrounding the producing wells. A sixth well is currently being drilled in which the Company owns a 25% working interest. RME Petroleum, a wholly-owned subsidiary of Anadarko Petroleum Corporation, is the operator of the drilling phase for this well and owns the remaining 75% working interest. The Company operates all of the field production. For the month of December 2000, gas production from the three producing wells was approximately 3,700 Mcf/d (or 740 Mcf/d net to the Company). Additional development drilling is planned in this field in future years.

Exploratory Drilling

     The Company spent $40 million of its $60 million 2000 capital budget on exploratory drilling and related land and geophysical costs. Sixteen offshore exploratory wells were drilled in 2000 of which 15 are commercially productive wells providing the Company with a 94% success rate. The most significant change in strategy occurred when the Company entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This new program yielded 16 new discoveries in 20 attempts by the end of 2000 and as the Proved Reserves associated with these 16 discoveries are developed, they are projected to add significant cash flow. Currently, production from seven new offshore blocks is approximately 25 MMcfe/d net to the Company as of the end of February 2001. Ten new platforms scheduled to commence production in 2001 should add substantially to these levels. The Company owns an interest ranging from 12.5% to 100% in over 40 offshore blocks and expects to add significantly to the number of OCS blocks in 2001. See "Recent Events". An aggressive drilling program will continue in 2001.

     The onshore exploration program remains active. Drilling in New Mexico in 2000 and early 2001 has resulted in six new Morrow gas wells with working interests ranging from 50% to 90%. Per well production is expected to range from 1 million to 8 million cubic feet of natural gas per day. A new shallow zone oil discovery was producing over 70 Bbl/d (29 Bbl/d net to the Company) in March 2001. Eight proved undeveloped locations remain to be drilled in New Mexico and over 30 drill sites are identified as a result of activity in New Mexico.

     In West Texas, 12 consecutive producing wells have been drilled during the past year in the Goldsmith Area. Occidental Petroleum Corporation is the operator and the Company owns a 25% - 35% working interest in a 30,000 acre area of mutual interest. The latest well tested over 350 Bbl/d (65 Bbl/d net to the Company). Ten proved undeveloped locations remain to be drilled and over 20 drill sites are identified as a result of activity in the Goldsmith Area.

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

     Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's Proved Reserves since December 31, 2000. No estimates of Proved Reserves of oil and gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the Securities and Exchange Commission) since January 1, 2000.

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

     Commercially productive well. A drilled well whose expected total cash flow equals or exceeds the total projected costs and expenses (including return on investment) associated with its production over its lifetime.

     Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Drill site. A well to be drilled based on existing Company knowledge and analysis of the geologic, geophysical and engineering data; no proved reserves exist prior to drilling.

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

     Non-Producing Reserves. Proved Developed Reserves that consist of (i) Proved Reserves from wells which have been completed and tested but are not producing due to minor completion problems which are expected to be corrected and/or (ii) Proved Reserves currently behind-the-pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the wells.

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

     Successes  and  successful.  In  the  context  of   exploratory/development
drilling, a well that is a commercially productive well.

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

MAGNUM HUNTER RESOURCES, INC.


        /s/Gary C. Evans
By: __________________________                                 June 6, 2001
     Gary C.  Evans, President & CEO



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

Signature                                                   Title                               Date
--------------------------------------------------------------------------------------------------------------------

/s/Gary C. Evans
______________________                           Director, President                        June 6, 2001
Gary C. Evans                                    Chief Executive Officer


/s/Matthew C. Lutz
______________________                           Chairman of the Board and                  June 6, 2001
Matthew C. Lutz                                  Executive Vice President of
                                                 Exploration and Business
                                                 Development


/s/Chris Tong
______________________                           Senior Vice President and                  June 6, 2001
Chris Tong                                       Chief Financial Officer




/s/David S. Krueger
______________________                           Vice President and                         June 6, 2001
David S. Krueger                                 Chief Accounting Officer


/s/Morgan F. Johnston
______________________                           Vice President, General Counsel            June 6, 2001
Morgan F. Johnston                               and Secretary


/s/Gerald W. Bolfing
______________________                           Director                                   June 6, 2001
Gerald W. Bolfing


/s/Oscar C. Lindemann
______________________                           Director                                   June 6, 2001
Oscar C. Lindemann


/s/John H. Trescot, Jr.
______________________                           Director                                   June 6, 2001
John H. Trescot, Jr.


/s/James E. Upfield
______________________                           Director                                   June 6, 2001
James E. Upfield