Form 10-Q
period 2001-06-30
MAGNUM HUNTER RESOURCES INC
filed 2001-08-14
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
        of 1934 For the Quarterly Period Ended June 30, 2001
                                  -------------

[ ]   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
        of 1934 For the Transition Period from .......... to ..........


                     Commission File Number..........1-12508
                                     -------


                          MAGNUM HUNTER RESOURCES, INC.
                         ------------------------------
              Exact name of registrant as specified in its charter


          Nevada                                       87-0462881
          ------                                       ----------
State or other jurisdiction of               IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
         ---------------------------------------------------------------
                     Address of principal executive offices

                                 (972) 401-0752
         ---------------------------------------------------------------
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2001: 35,595,318.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                June 30,                   December 31,
                                                                                  2001                        2000
                                                                           ------------------------------------------------------
                                 ASSETS                                       (Unaudited)
Current Assets
         Cash and cash equivalents.......................................    $        1,864                   $           9
         Restricted cash ................................................                 -                           1,820
         Accounts receivable
              Trade, net of allowance of $50.............................            21,507                          30,442
              Due from affiliates........................................                31                             107
         Notes receivable from affiliate.................................                 4                             377
         Current portion of long-term notes receivable,
              net of allowance of $1,170.................................                 -                              50
         Derivative assets...............................................             3,018                               -
         Prepaid and other...............................................             2,065                           2,033
                                                                           ------------------------------------------------------
               Total Current Assets......................................            28,489                          34,838
                                                                           ------------------------------------------------------
Property, Plant, and Equipment
         Oil and gas properties, full cost method
               Unproved..................................................             9,745                           5,534
               Proved....................................................           447,100                         367,822
         Pipelines.......................................................            12,594                          12,581
         Other property..................................................             3,485                           2,459
                                                                           ------------------------------------------------------
         Total Property, Plant and Equipment.............................           472,924                         388,396
               Accumulated depreciation, depletion,
                amortization and impairment..............................          (144,965)                       (127,864)
                                                                           ------------------------------------------------------
         Net Property, Plant and Equipment...............................           327,959                         260,532
                                                                           ------------------------------------------------------
Other Assets
         Deposits and other assets.......................................             5,698                           6,570
         Investment in unconsolidated affiliates.........................             9,896                           8,054
         Deferred tax asset .............................................                 -                           5,618
                                                                           ------------------------------------------------------
                                                                             $      372,042                   $     315,612
         Total Assets....................................................  ======================================================


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities..........................    $       31,615                   $      27,094
         Dividends payable...............................................                 -                             169
         Suspended revenue payable.......................................             2,601                           3,201
         Current income taxes payable....................................             1,384                             234
         Current maturities of long-term debt, with recourse.............                19                              19
                                                                           ------------------------------------------------------
               Total Current Liabilities.................................            35,619                          30,717
                                                                           ------------------------------------------------------
Long-Term Liabilities
         Long-term debt, with recourse, less current maturities..........           214,592                         170,520
         Long-term debt, non recourse, less current maturities...........                 -                          20,600
         Production payment liability....................................               230                             359
         Deferred income taxes payable...................................             5,032                               -
Stockholders' Equity
         Preferred stock - $.001 par value; 10,000,000
           shares authorized, 216,000 designated
           as Series A; 80,000 issued and outstanding,
           liquidation amount $0.........................................                 -                               -
           1,000,000 designated as 1996 Series A Convertible;
             1,000,000 purchased and
             held for remarketing by subsidiary,
             liquidation amount $10,000,000..............................                 1                               1
           50,000 designated as 1999 Series A 8%
             Convertible; none and 25,000 issued and
             outstanding, respectively, liquidation amount
             $0 and $25,000,000, respectively............................                 -                               -
         Common Stock - $.002 par value; 100,000,000 shares authorized,
           35,981,581 and 30,705,398 shares issued, respectively.........                72                              61
         Additional paid-in capital......................................           151,169                         148,580
         Accumulated other comprehensive income (loss)...................               534                            (466)
         Accumulated deficit.............................................           (29,849)                        (50,152)
         Receivable from stockholder.....................................              (742)                           (442)
         Unearned common stock in ESOP, at cost (680,282 shares).........            (2,780)                         (2,780)
                                                                           ------------------------------------------------------
                                                                                    118,405                          94,802
         Treasury stock, at cost (467,463 and 455,063 shares of
           common stock, respectively)...................................            (1,836)                         (1,386)
                                                                           ------------------------------------------------------
         Total Stockholders' Equity......................................           116,569                          93,416
                                                                           ------------------------------------------------------
         Total Liabilities and Stockholders' Equity......................    $      372,042                   $     315,612
                                                                           ======================================================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                               Three Months Ended                     Six Months Ended
                                                                     June 30,                             June 30,
                                                          -------------------------------------------------------------------------
                                                            2001                  2000            2001                2000
                                                          -------------------------------------------------------------------------
Operating Revenues:
  Oil and gas sales.......................................  $     34,494    $       23,594       $     77,631        $      44,959
  Gas gathering, marketing and processing.................         4,830             4,414             11,932                8,244
  Oil field management services...........................           606               278              1,121                  476
                                                          -------------------------------------------------------------------------
           Total Operating Revenues.......................        39,930            28,286             90,684               53,679
                                                          -------------------------------------------------------------------------
Operating Costs and Expenses:
  Oil and gas production lifting costs....................         4,956             4,269              9,606                8,885
  Production taxes and other costs........................         3,169             2,642              7,184                5,482
  Gas gathering, marketing and processing.................         4,431             3,516             11,003                6,292
  Oil field management services...........................           392               135                754                  250
  Depreciation, depletion and amortization................         9,686             5,566             17,101               11,537
  Gains on sale of assets.................................            (2)               (6)                (4)                 (24)
  General and administrative..............................         2,065             1,317              3,777                2,271
                                                          -------------------------------------------------------------------------
           Total Operating Costs and Expenses.............        24,697            17,439             49,421               34,693
                                                          -------------------------------------------------------------------------
Operating Profit .........................................        15,233            10,847             41,263               18,986
  Equity in earnings of affiliate.........................           237               230                855                  270
  Other income............................................            63               153                157                  229
  Interest expense........................................        (4,943)           (5,691)            (9,104)             (11,427)
                                                          -------------------------------------------------------------------------
Income before income tax..................................        10,590             5,539             33,171                8,058
  Provision for income tax:
  Current.................................................         (602)                 -             (1,885)                   -
  Deferred................................................       (3,409)            (2,011)           (10,679)              (2,950)
                                                          -------------------------------------------------------------------------
       Total provision for income tax.....................       (4,011)            (2,011)           (12,564)              (2,950)
Income before extraordinary loss..........................        6,579              3,528             20,607                5,108
  Extraordinary loss from early extinguishment of debt,
       net of income tax benefit of $186 .................         (304)                 -               (304)                   -
                                                          -------------------------------------------------------------------------

Net Income................................................        6,275              3,528             20,303                5,108
  Dividends Applicable to Preferred Stock.................            -             (1,076)                 -               (2,294)
                                                          -------------------------------------------------------------------------
Income Applicable to Common Shares........................  $     6,275     $        2,452       $     20,303        $       2,814
                                                          =========================================================================
Net Income................................................  $     6,275     $        3,528       $     20,303        $       5,108

Other Comprehensive Income (Loss), net of tax
  Cumulative effect on prior years of a change in
    accounting principle..................................            -                  -             (1,757)                   -
  Gain on derivatives.....................................        1,526                  -              3,429                    -
  Reclassification adjustment related to derivative
    contracts.............................................         (138)                 -               (275)                   -
  Unrealized gain (loss) on investments...................         (193)               435               (397)                 590
                                                          -------------------------------------------------------------------------
Comprehensive Income......................................  $     7,470     $        3,963       $     21,303        $       5,698
                                                          =========================================================================
Income  per Common Share - Basic
  Income before Extraordinary Loss                          $      0.19     $         0.13       $       0.59        $        0.14
  Extraordinary Loss                                              (0.01)                 -              (0.01)                   -
                                                          -------------------------------------------------------------------------
Income per Common Share - Basic                             $      0.18     $         0.13       $       0.58        $        0.14
                                                          =========================================================================
Income per Common Share - Diluted
  Income before Extraordinary Loss                          $      0.18     $         0.12       $       0.55        $        0.14
  Extraordinary Loss                                              (0.01)                 -              (0.01)                   -
                                                          -------------------------------------------------------------------------
Income per Common Share - Diluted                           $      0.17     $         0.12       $       0.54        $        0.14
                                                          =========================================================================
Common Shares Used in Per Share Calculation
  Basic...................................................   34,879,318         19,575,786         34,736,166           19,640,365
                                                          =========================================================================
  Diluted.................................................   37,307,219         29,944,340         37,364,030           20,215,751
                                                          =========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                             (dollars in thousands)


                                                        Preferred Stock            Common Stock               Treasury Stock
                                                       Shares      Amount        Shares     Amount         Shares         Amount
                                                    -----------------------------------------------------------------------------
Balance at December 31, 2000........................ 1,105,000     $    1       30,705,398    $  61         (455,063)    $ (1,386)
   Conversion of 1999 Series A 8% convertible
    preferred stock.................................   (25,000)                  4,761,904       10
   Exercise of employees' common stock options......                               461,800        1           56,300          171
   Deferred tax benefit on exercise of employees'
        common stock options........................                                52,479        -
   Common stock contributed to 401(k) plan
        and other...................................
   Purchase of treasury stock.......................                                                         (68,700)        (621)
   Net income.......................................
   Cumulative effect on prior years of a change in
        accounting principle........................
   Gain on derivatives..............................
   Reclassification adjustment related to
        derivative contracts........................
   Unrealized loss on investments...................
   Loan to stockholder..............................
                                                    ------------------------------------------------------------------------------
Balance at June 30, 2000............................ 1,080,000     $    1       35,981,581    $  72         (467,463)     $(1,836)
                                                    ==============================================================================

                                                   Additional  Accumulated Other                   Receivable   Unearned shares in
                                                     Paid-In    Comprehensive      Accumulated       from             ESOP
                                                     Capital    Income (Loss)        Deficit      Stockholder  Shares      Amount
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 2000...................... $ 148,580    $   (466)          $  (50,152)     $   (442)   (680,282)   $(2,780)
   Conversion of 1999 Series A 8% convertible
    preferred stock...............................       (10)
   Exercise of employees' common stock options....     1,994
   Deferred tax benefit on exercise of employees'
        common stock options......................       454
   Common stock contributed to 401(k) plan
        and other.................................       151
   Purchase of treasury stock.....................
   Net income.....................................                                     20,303
   Cumulative effect on prior years of a
        change in accounting principle............                (1,757)
   Gain on derivatives............................                 3,429
   Reclassification adjustment related to
        derivative contracts......................                  (275)
   Unrealized loss on investments.................                  (397)
   Loan to stockholder............................                                                     (300)
                                                  ---------------------------------------------------------------------------------
Balance at June 30, 2000.......................... $ 151,169    $    534           $  (29,849)     $   (742)   (680,282)   $(2,780)
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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                              ----------------------------------------------------
                                                                                      2001                        2000
                                                                              ----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...........................................................           $    20,303                  $     5,108
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Extraordinary loss.................................................                   304                            -
    Depreciation, depletion and amortization...........................                17,101                       11,537
    Amortization of financing fees.....................................                   735                          575
    Deferred income taxes..............................................                10,679                        2,950
    Equity in income of unconsolidated affiliate.......................                  (855)                        (270)
    Gain on sale of assets.............................................                    (4)                         (24)
    Change in fair value of derivatives................................                  (652)                           -
    Changes in certain assets and liabilities
      Accounts and notes receivable....................................                 9,011                       (5,698)
      Other current assets.............................................                   (32)                        (412)
      Accounts payable and accrued liabilities.........................                 3,921                         (247)
      Current income taxes payable.....................................                 1,150                            -
                                                                              ----------------------------------------------------
 Net Cash Provided By Operating Activities.............................                61,661                       13,519
                                                                              ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets..........................................                     4                       25,056
 Additions to property and equipment...................................               (84,528)                     (14,080)
 Loan made for promissory note receivable..............................                     -                       (1,000)
 Payments received on promissory note receivable ......................                    65                            3
 Distribution from unconsolidated affiliate............................                 1,013                            -
 Investment in unconsolidated affiliate................................                (2,000)                      (1,590)
                                                                              ----------------------------------------------------
 Net Cash (Used In) Provided By Investing Activities...................               (85,446)                       8,389
                                                                              ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of long-term debt and production payment...               171,480                       33,556
 Fees paid related to financing activities.............................                  (731)                        (399)
 Payments of principal on long-term debt and production payment........              (148,516)                     (42,766)
 Loan made to stockholder .............................................                  (300)                           -
 Repayment of note receivable from affiliate...........................                   360                          125
 Loan made to ESOP.....................................................                     -                         (312)
 Proceeds from issuance of common stock, net of offering costs.........                 2,317                           29
 Purchase of preferred stock by subsidiary ............................                     -                      (10,035)
 Purchase of treasury stock ...........................................                  (621)                        (500)
 Decrease in restricted cash for payment of notes payable .............                 1,820                           68
 Cash dividends paid...................................................                  (169)                      (2,657)
                                                                              ----------------------------------------------------
 Net Cash Provided By (Used In) Financing Activities...................                25,640                      (22,891)
                                                                              ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................            1,855                         (983)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................                9                        1,565
                                                                              ----------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................      $     1,864                  $       582
                                                                              ----------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash interest paid....................................................      $     9,231                  $    11,075
                                                                              ----------------------------------------------------
      Cash taxes paid.......................................................      $       735                  $         -
                                                                              ====================================================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet as of June 30, 2001, the consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2001 and 2000, the consolidated statement of stockholders' equity for the six months ended June 30, 2001, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2001, results of operations, changes in stockholders' equity and cash flows for the three month and six month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report and on Form 10-K for the Company. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird Energy, Inc. ("Bluebird"), are direct guarantors of the Company's 10% senior notes and have fully and unconditionally guaranteed the notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Bluebird (See
Note 6). There is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, and, except for Bluebird, loans or advances.

NOTE 2 - EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the basic and diluted earnings per share computations.

                                                                             Three Months Ended
                                          ---------------------------------------------------------------------------------------
                                                         June 30, 2001                                June 30, 2000
                                          ---------------------------------------------------------------------------------------
                                                                          Per Share                                  Per Share
                                              Income           Shares      Amount         Income        Shares        Amount
---------------------------------------------------------------------------------------------------------------------------------
                                                                  (Thousands, except per share amounts)

Basic EPS
   Income before extraordinary loss
     and dividends.........................   $      6,579                              $    3,528
   Dividends on preferred stock............              -                                  (1,076)
                                           -----------------                           ---------------
   Income before extraordinary loss........          6,579       34,879    $  0.19           2,452      19,576           $  0.13
   Extraordinary loss......................           (304)      34,879      (0.01)              -      19,576                 -
                                           ------------------             -----------------------------                 ---------
   Income available to common
     stockholders..........................   $      6,275       34,879    $  0.18       $   2,452      19,576           $  0.13
                                           ======================================================================================
Effect of Dilutive Securities
   Warrants................................              -          234                          -          -
   Options.................................              -        2,194                          -        844
   Convertible Preferred stock.............              -            -                      1,000      9,524
                                           --------------------------------------------------------------------------------------
Effect of Dilutive Securities..............              -        2,428                      1,000     10,368
                                           ============================                  ==================================
Diluted EPS
Income before extraordinary loss-basic.....   $      6,579       34,879                  $   2,452     19,576
Effect of dilutive securities..............              -        2,428                      1,000     10,368
                                           --------------------------------------------------------------------------------------
Income before extraordinary loss-diluted...          6,579       37,307    $  0.18           3,452     29,944            $  0.12
Extraordinary loss.........................           (304)      37,307      (0.01)              -     29,944                  -
                                           --------------------          ----------------------------           -----------------
   Income available to common
     stockholders and assumed
     conversions...........................   $      6,275       37,307    $  0.17       $   3,452     29,944            $  0.12
                                           ======================================================================================


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001
                                   (Unaudited)

                                                                          Six Months Ended
                                           -------------------------------------------------------------------------------------
                                                         June 30, 2001                               June 30, 2000
                                           -------------------------------------------------------------------------------------
                                                                           Per Share                                 Per Share
                                              Income         Shares         Amount          Income        Shares       Amount
                                           -------------------------------------------------------------------------------------
                                                                      (Thousands, except per share amounts)
Basic EPS
   Income before extraordinary loss
     and dividends......................... $    20,607                                    $    5,108
   Dividends on preferred stock............           -                                        (2,294)
                                           -------------------------------------------------------------------------------------

   Income before extraordinary loss........      20,607      34,736      $    0.59              2,814      19,640     $    0.14
   Extraordinary loss......................        (304)     34,736          (0.01)                 -      19,640             -
                                           -------------------------------------------------------------------------------------

   Income available to common
     stockholders.......................... $    20,303      34,736      $    0.58         $    2,814      19,640     $    0.14
                                           =====================================================================================
Effect of Dilutive Securities
   Warrants................................           -         254                                 -           -
   Options.................................           -       2,374                                 -         576
   Convertible Preferred stock.............           -           -                                 -           -
                                           -------------------------------------------------------------------------------------

Effect of Dilutive Securities..............           -       2,628                                 -         576
                                           =====================================================================================
Diluted EPS
Income before extraordinary loss-basic..... $    20,607      34,736                             2,814      19,640
Effect of dilutive securities..............           -       2,628                                 -         576
                                           -------------------------------------------------------------------------------------

Income before extraordinary loss-diluted...      20,607      37,364      $    0.55              2,814      20,216     $    0.14
Extraordinary loss.........................        (304)     37,364          (0.01)                 -      20,216             -
                                           ----------------             ---------------------------------           ------------

   Income available to common
     stockholders and assumed
     conversions........................... $    20,303      37,364      $    0.54         $    2,814      20,216     $    0.14
                                           =====================================================================================

     At June 30, 2001, warrants representing 644,749 shares of common stock and options representing 4,212,313 shares of common stock were outstanding. On
January 1, 2001, the remaining $25.0 million (liquidation value) of the Company's 1999 Series A 8% convertible preferred stock was converted into 4,761,904 shares of common stock. At June 30, 2000, warrants representing 11,487,149 shares of common stock and options representing 3,842,342 shares of common stock were outstanding. Additionally, for the six months ended June 30, 2000, convertible preferred stock representing a total of 11,428,572 shares of common stock, if converted, was excluded from the calculation of diluted earnings per share as the effect was anti-dilutive.

NOTE 3 - LONG-TERM DEBT

     On May 17, 2001, the Company closed on an amended and restated $225.0 million senior bank credit facility to consolidate and replace the Company's and Bluebird's previous credit facilities. The borrowing base, set at $112.5 million initially, replaced the combined borrowing bases totaling $90.0 million under the previous agreements. In addition to increasing the Company's borrowing capacity, the amended agreement improved on many of the previous borrowing terms, including the Company's cost of funds. The maturity date of the amended agreement was extended to May 17, 2004. The agreement includes covenants, the most restrictive of which requires maintenance of a current ratio, interest coverage ratio and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. On June 26, 2001, the borrowing base was increased to $125.0 million when another bank joined the group. At June 30, 2001, borrowings under the facility were $85.0 million.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001
                                   (Unaudited)

     In connection with the sale of oil and gas and other property from Bluebird to Magnum Hunter Production, Inc., on May 17, 2001, the Company caused $17.7 million of Bluebird's indebtedness under its senior bank credit line to be repaid. At that time, the credit line was retired.

     On June 25, 2001, the Company repurchased $10.5 million principal amount of its 10% Senior Notes due 2007, which reduced the total outstanding balance of 10% Senior Notes from $140 million to $129.5 million. The Company recorded an extraordinary loss from early extinguishment of debt of $304 thousand, net of income tax benefit, as a result of this transaction.

NOTE 4 - NEW ACCOUNTING STANDARD

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

     The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company has determined that the interest rate derivative does not qualify for hedge treatment as defined within SFAS No. 133. The crude oil and natural gas derivatives qualify as cash-flow hedges, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. Future hedge ineffectiveness on the cash-flow hedge will be recorded in earnings.

     At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. In June, 2001 the Company terminated its position in this derivative and recognized a gain of $147 thousand as a reduction in interest expense for the three and six month periods.

     With respect to the cash-flow hedges, at the accounting change transition the Company recorded a derivative asset of $648 thousand related to the crude oil derivatives with a cumulative effect increase to other comprehensive income of $403 thousand (net of income taxes) and a derivative liability of $3.5 million related to the natural gas derivatives with a cumulative effect decrease to other comprehensive income of $2.2 million (net of income taxes).

     In May, 2001 the Company entered into additional costless collars for crude oil for the periods July 2001 through December 2001. These crude oil derivatives qualify as cash flow hedges.

     At June 30, 2001, the Company's crude oil and natural gas derivatives had a fair value of $465 thousand and $2.5 million, respectively. For the three-month period ended June 30, 2001, the income statement includes a gain of $671 thousand related to the crude oil derivatives and a gain of $170 thousand related to the natural gas derivatives, net of amounts reclassified out of other comprehensive income. For the six-month period ended June 30, 2001, the income statement includes a gain of $465 thousand related to crude oil derivatives at a loss of $629 thousand related to natural gas derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income at June 30, 2001 will be reclassified into the income statement within the next six months.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001
                                   (Unaudited)

NOTE 5 - SEGMENT DATA

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

     Segment data for the periods ended June 30, 2001 and 2000 follows (in thousands):

                                                         Gas Gathering,
                                           Exploration &  Marketing &   Oil Field
  Three Months Ended June 30, 2001:         Production    Processing    Services     All Other     Elimination      Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers...........  $  34,494     $  4,830      $   606       $      -      $               $  39,930
Intersegment revenues.....................                   5,258        1,533              -        (6,791)               -
Depreciation, depletion and amortization .      9,362          220          100              4                          9,686

Segment profit (loss).....................     17,010          173         (932)        (1,018)                        15,233
Equity in earnings of affiliates..........                                                 237                            237
Interest expense..........................                                              (4,943)                        (4,943)
Other income..............................                                                  63                             63
                                                                                                                     -------------

Income before income taxes................                                                                          $  10,590
Provision for income tax..................                                              (4,011)                        (4,011)
Extraordinary loss........................                                                (304)                          (304)
                                                                                                                     -------------

Net income................................                                                                          $   6,275
                                                                                                                     =============
Capital expenditures (net of asset sales).  $  54,622     $      7      $    38       $      -                      $  54,667


                                                            Gas Gathering,
                                            Exploration &    Marketing &      Oil Field
   Three Months Ended June 30, 2000:         Production      Processing       Services     All Other   Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers..............$   23,594      $ 4,414          $    270      $      8    $            $      28,286
Intersegment revenues........................                  4,323             1,602             -        (5,925)              -
Depreciation, depletion and amortization ....     5,271          219                72             4                         5,566

Segment profit (loss)........................     9,958          562             1,297          (970)                       10,847
Equity earnings of affiliates................                                                    230                           230
Interest expense.............................                                                 (5,691)                       (5,691)
Other income.................................                                                    153                           153
                                                                                                                     --------------
Income before income taxes...................                                                                        $       5,539
Provision for deferred income tax benefit....                                                 (2,011)                       (2,011)
Extraordinary loss...........................                                                                                    -
                                                                                                                     --------------
Net income...................................                                                                        $       3,528
                                                                                                                     ==============
Capital expenditures (net of asset sales)....$  (16,635)     $    54          $     83      $      -                 $     (16,498)

                                                           Gas Gathering,
                                            Exploration &   Marketing &    Oil Field
 Six Months Ended June 30, 2001:             Production     Processing     Services    All Other    Elimination    Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers............. $ 77,631      $  11,932       $  1,121    $       -     $             $      90,684
Intersegment revenues.......................                  12,818          2,972            -      (15,790)                 -
Depreciation, depletion and amortization ...   16,459            440            193            9                          17,101

Segment profit (loss).......................   44,385            484         (1,488)      (2,118)                         41,263
Equity in earnings of affiliates............                                                 855                             855
Interest expense............................                                              (9,104)                         (9,104)
Other income................................                                                 157                             157
                                                                                                                   ---------------

Income before income taxes..................                                                                       $      33,171
Provision for income tax....................                                             (12,564)                        (12,564)
Extraordinary loss..........................                                                (304)                           (304)
                                                                                                                   ---------------

Net income..................................                                                                       $      20,303
                                                                                                                   ===============
Capital expenditures (net of asset sales)... $ 83,485      $      13       $    172    $     854                   $      84,524

                                                           Gas Gathering,
                                           Exploration &   Marketing &       Oil Field
  Six Months Ended June 30, 2000:          Production      Processing        Services    All Other    Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........... $  44,959        $ 8,244           $   468    $       8     $            $      53,679
Intersegment revenues.....................                    7,696             3,271            -       (10,967)               -
Depreciation, depletion and amortization .    10,951            437               140            9                         11,537

Segment profit (loss).....................    18,213          1,423             1,180       (1,830)                        18,986
Equity earnings of affiliates.............                                                     270                            270
Interest expense..........................                                                 (11,427)                       (11,427)
Other income..............................                                                     229                            229
                                                                                                                   ---------------

Loss before income taxes..................                                                                          $       8,058
Provision for deferred income tax.........                                                  (2,950)                        (2,950)
Extraordinary loss........................                                                       -                              -
                                                                                                                   ---------------

Net income................................                                                                          $       5,108
                                                                                                                   ===============
Capital expenditures (net of asset sales). $ (11,202)       $    67           $   103    $      56                  $     (10,976)

                                               Gas Gathering,
                               Exploration &    Marketing &       Oil Field
  As of June 30, 2001:          Production      Processing        Services     All Other     Elimination    Consolidated
  --------------------          ----------      ----------        ---------    ---------     -----------    ------------
Segment assets.................. $ 318,309      $ 18,072          $ 28,469      $ 7,192                       $ 372,042
Equity subsidiary investments...                                                $ 9,896                       $   9,896

  As of December 31, 2000:
  ------------------------
Segment assets.................. $ 270,195      $ 20,561          $ 16,154      $ 8,702                       $ 315,612
Equity subsidiary investments...                                                $ 8,054                       $   8,054

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001
                                   (Unaudited)

NOTE 6 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly-owned subsidiaries, except Bluebird, are direct guarantors of the Company's 10% senior notes and have fully and unconditionally guaranteed the notes on a joint and several basis. In addition to not being a guarantor of the Company's 10% senior notes, Bluebird cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. The Company has concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of June 30, 2001 and December 31, 2000, and for the three months and six months ended June 30, 2001 and 2000, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                          June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                        Magnum Hunter           Bluebird                                        Magnum Hunter
                                        Resources, Inc.         Energy, Inc.                                    Resources, Inc.
Amount in Thousands                     And Guarantor Subs      (Non Guarantor)         Eliminations            Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets.....................     $    25,219             $   3,270               $         -             $    28,489
Property and equipment
  (using full cost accounting).....         319,240                 8,719                         -                 327,959
Investment in subsidiaries
  (equity method)..................          14,929                     -                   (14,929)                      -
Investment in parent's bonds and
  preferred and common stock.......               -                15,356                   (15,356)                      -
Other assets.......................          15,594                     -                         -                  15,594
                                        ------------------------------------------------------------------------------------------
  Total assets.....................     $   374,982             $  27,345               $   (30,285)            $   372,042
                                        ==========================================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities...............      $    35,289             $     330               $         -             $    35,619
Long-term liabilities.............          212,468                12,086                    (4,700)                219,854
Shareholders' equity..............          127,225                14,929                   (25,585)                116,569
                                        ------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity..........      $   374,982             $  27,345               $   (30,285)            $   372,042
                                        ==========================================================================================

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
Amount in Thousands                     And Guarantor Subs      (Non Guarantor)         Eliminations            Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets.....................     $    33,556             $     6,894             $      (5,612)          $      34,838
Property and equipment
  (using full cost accounting).....         208,115                  52,417                         -                 260,532
Investment in subsidiaries
  (equity method)..................          25,574                       -                   (25,574)                      -
Other assets.......................          27,173                     319                    (7,250)                 20,242
                                        ------------------------------------------------------------------------------------------
  Total assets.....................     $   294,418             $    59,630             $     (38,436)          $     315,612
                                        ==========================================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities...............      $    30,123             $     6,206             $      (5,612)          $      30,717
Long-term liabilities.............          170,879                  27,850                    (7,250)                191,479
Shareholders' equity..............           93,416                  25,574                   (25,574)                 93,416
                                        ------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity..........      $   294,418             $    59,630             $     (38,436)          $     315,612
                                        ==========================================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations


                                         For the Three Months ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                               Magnum Hunter          Bluebird                            Magnum Hunter
                                              Resources, Inc.       Energy, Inc.                         Resources, Inc.
Amounts in Thousands                        And Guarantor Subs     (Non Guarantor)   Eliminations          Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues..................................    $    34,668           $    5,308       $       (46)          $          39,930
Expenses..................................         26,346                3,040               (46)                     29,340
                                          ----------------------------------------------------------------------------------------
Income before                                       8,322                2,268                 -                      10,590
 Equity in net earnings of subsidiary.....          1,409                    -            (1,409)                          -
                                          ----------------------------------------------------------------------------------------
Income before income taxes................          9,731                2,268            (1,409)                     10,590
Income tax provision......................         (3,152)                (859)                -                      (4,011)
                                          ----------------------------------------------------------------------------------------
Income before extraordinary loss..........          6,579                1,409            (1,409)                      6,579
Extraordinary loss........................           (304)                   -                 -                        (304)
                                          ----------------------------------------------------------------------------------------
  Net income..............................    $     6,275          $     1,409       $    (1,409)          $           6,275
                                          ========================================================================================

                                                Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter       Bluebird                          Magnum Hunter
                                               Resources, Inc.    Energy, Inc.                        Resources, Inc.
Amounts in Thousands                         And Guarantor Subs  (Non Guarantor)  Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues....................................  $   17,907           $   10,494     $       (115)        $  28,286
Expenses....................................      16,893                5,969             (115)           22,747
                                            --------------------------------------------------------------------------------------
Income before                                      1,014                4,525                -             5,539
 Equity in net earnings of subsidiary.......       2,812                    -           (2,812)                -
                                            --------------------------------------------------------------------------------------
Income before income taxes..................       3,826                4,525           (2,812)            5,539
Income tax provision........................        (298)              (1,713)               -            (2,011)
                                            --------------------------------------------------------------------------------------
  Net income................................  $    3,528          $     2,812      $    (2,812)        $   3,528
                                            ======================================================================================


                                            For the Six Months ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                               Magnum Hunter       Bluebird                            Magnum Hunter
                                              Resources, Inc.     Energy, Inc.                         Resources, Inc.
Amounts in Thousands                        And Guarantor Subs   (Non Guarantor)   Eliminations         Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues.................................... $     67,295        $    23,590       $       (201)         $     90,684
Expenses....................................       46,893             10,821               (201)               57,513
                                            --------------------------------------------------------------------------------------
Income before                                      20,402             12,769                  -               33,171
 Equity in net earnings of subsidiary.......        7,933                  -             (7,933)                   -
                                            --------------------------------------------------------------------------------------
Income before income taxes..................       28,335             12,769             (7,933)               33,171
Income tax provision........................       (7,728)            (4,836)                 -               (12,564)
                                            --------------------------------------------------------------------------------------
Income before extraordinary loss............       20,607              7,933             (7,933)               20,607
Extraordinary loss..........................         (304)                 -                  -                  (304)
                                            --------------------------------------------------------------------------------------
  Net income................................ $     20,303        $     7,933        $    (7,933)         $     20,303
                                            ======================================================================================


                                      Six Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                           Magnum Hunter         Bluebird                                Magnum Hunter
                                          Resources, Inc.      Energy, Inc.                             Resources, Inc.
Amounts in Thousands                    And Guarantor Subs    (Non Guarantor)      Eliminations          Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues................................$         35,240         $     18,652        $     (213)         $      53,679
Expenses................................          34,172               11,662              (213)                45,621
                                        ------------------------------------------------------------------------------------------
Income before                                      1,068                6,990                 -                  8,058
 Equity in net earnings of subsidiary...           4,343                    -            (4,343)                     -
                                        ------------------------------------------------------------------------------------------
Income before income taxes..............           5,411                6,990            (4,343)                 8,058
Income tax provision....................            (303)              (2,647)                -                 (2,950)
                                        ------------------------------------------------------------------------------------------
  Net income............................$          5,108         $      4,343        $   (4,343)         $       5,108
                                        ==========================================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                                       For the Six Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                           Magnum Hunter           Bluebird                            Magnum Hunter
                                          Resources, Inc.        Energy, Inc.                         Resources, Inc.
Amounts in Thousands                    And Guarantor Subs     (Non Guarantor)      Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.... $       47,472          $     14,189         $        -         $        61,661
Cash flow from investing activities....       (106,869)               40,001            (18,578)                (85,446)
Cash flow from financing activities....         61,596               (54,534)            18,578                  25,640
                                       -------------------------------------------------------------------------------------------
Net increase (decrease) in cash........          2,199                  (344)                 -                   1,855
Cash at beginning of period............         (1,811)                1,820                  -                       9
                                       -------------------------------------------------------------------------------------------
Cash at end of period.................. $          388          $      1,476         $        -         $         1,864
                                       ===========================================================================================

                                        For the Six Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                          Magnum Hunter
                                               Resources, Inc.        Energy, Inc.                       Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)    Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.........   $      5,927          $     7,592        $        -       $     13,519
Cash flow provided by investing activities..          4,139                4,250                 -              8,389
Cash flow used by financing activities......        (11,049)             (11,910)               68            (22,891)
                                            --------------------------------------------------------------------------------------
Net increase (decrease) in cash.............           (983)                 (68)               68               (983)
Cash at beginning of period.................          1,565                2,145            (2,145)             1,565
                                            --------------------------------------------------------------------------------------
Cash at end of period.......................   $        582          $     2,077        $   (2,077)      $        582
                                            ======================================================================================

NOTE 7 - SUBSEQUENT EVENT

     On August 7, 2001, the Company executed a definitive Purchase and Sale Agreement to acquire proved oil and gas properties totaling approximately 41.8 BCFE of reserves for $32.2 million, subject to purchase price adjustments. The transaction is scheduled to close on or before September 15, 2001, with an effective date of July 1, 2001. The Company has made a cash deposit of $3.2 million to the seller in anticipation of closing on this transaction. The Company plans to seek additional funding in order to close this transaction, as the cash requirements may exceed those currently available under its Senior bank credit facilities.

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

                                                         Three Months Ended                             Six Months Ended
                                                              June 30,                                      June 30,
Oil and Gas Operations                            2001                        2000                2001                   2000
----------------------------------------------------------------------------------------------------------------------------------
Reported Production:
   Oil (MBbls)..................................    325                           334                627                   704
   Gas (MMcf)...................................  5,748                         4,839             11,285                 9,833
   Oil and Gas (MMcfe)..........................  7,697                         6,844             15,048                14,059
   Equivalent Daily Rate (MMcfe/day)............   84.6                          75.2               83.1                  77.2
Underlying Production (*):
   Oil (MBbls)..................................    325                           279                627                   579
   Gas (MMcf)...................................  5,748                         4,178             11,285                 8,401
   Oil and Gas (MMcfe)..........................  7,697                         5,852             15,048                11,875
   Equivalent Daily Rate (MMcfe/day)............   84.6                          64.3               83.1                  65.2
      (*) Adjusted for the sale of properties in June and September 2000.

Average Sale Prices (after hedging)
   Oil (per Bbl)................................  $  27.05                   $  23.10            $ 26.97               $  22.38
   Gas (per Mcf)................................      4.47                       3.28               5.38                   2.97
   Oil and Gas (per Mcfe).......................      4.48                       3.45               5.16                   3.20
Effect of hedging activities (per Mcfe).........  $   0.11                   $  (0.38)           $ (0.01)              $  (0.32)
Lease Operating Expense (per Mcfe)
   Lifting costs................................  $   0.64                   $   0.62            $  0.64               $   0.63
   Production tax and other costs...............      0.41                       0.39               0.48                   0.39
Gross margin (per Mcfe).........................  $   3.43                   $   2.44            $  4.04               $   2.18

Gas Gathering, Marketing and
   Processing Operations
------------------------------------------------
Throughput Volumes (Mcf per day)
   Gathering....................................    16,390                     16,557              16,409                16,689
   Processing...................................    14,718                     17,864              13,295                18,167
Gross margin (in thousands).....................  $    399                   $    898            $    929              $  1,952
   Gathering (per Mcf throughput)...............  $  (0.09)                  $   0.18            $   0.02              $   0.17
   Processing (per Mcf throughput)..............  $   0.21                   $   0.37            $   0.31              $   0.42

Period to Period Comparison

For the Three Months Ended June 30, 2001 and 2000

     We reported net income of $6.3 million for the three months ended June 30, 2001, a 78% increase over net income of $3.5 million for the same period in 2000. The 2001 period results include an extraordinary loss from early extinguishment of debt of $304 thousand, net of tax benefits, from the repurchase of $10.5 million of the Company's 10% Senior Notes. Total operating revenues increased 41% to $39.9 million and operating profit increased 40% to $15.2 million in 2001. A 30% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 12% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for these record results. Income applicable to common shares was $6.3 million in the 2001 period versus $2.5 million in the 2000 period, a 156% increase. Income per common share-diluted grew 42% to $0.17 per share in the 2001 period compared to $0.12 per share, diluted, in the 2000 period. The effect of the extraordinary loss in the 2001 period was $0.01 per share, basic and diluted. No dividends were recorded in the 2001 period due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock. We had previously redeemed $25.0 million (liquidation value) of the 1999 Series A 8% Convertible preferred stock in December, 2000 and Bluebird acquired 100% of our $10.0 million (liquidation value) in 1996 Series A Convertible preferred stock during May, 2000.

Oil and Gas Operations:

     For the three months ended June 30, 2001, we reported oil production of 325 Mbbls (thousand barrels) and gas production of 5,748 MMcf (million cubic feet), which represents a decline of 3% in oil and an increase of 19% in gas produced from the comparable period in 2000. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 12% to
84.6 MMcfe/day in the 2001 period. The reported production in the 2000 period was impacted by the sale of certain non-core oil and gas properties which took effect in June and September 2000. Excluding the production of these properties from both periods, our underlying oil production increased 16% and our underlying gas production increased 38% in the 2001 period compared to the 2000 period, with the underlying equivalent daily rate of production increasing 32% to 84.6 MMcfe/day . These increases were the result of the success of our drilling program offsetting normal production declines.

     The increase in oil and gas prices was the most significant factor affecting the increase in net income in the 2001 period. Prices realized in the 2001 period averaged $27.05 per barrel of oil and $4.47 per Mcf of gas. This represents a 30% increase on a thousand cubic feet of gas equivalent (Mcfe) basis over the 2000 period average realized prices of $23.10 per barrel of oil and $3.28 per Mcf of gas. The unit prices realized include the effects of hedging.

     From time to time, we enter into hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2001 period, hedging increased the average price we received for oil by $2.06 per barrel and for gas by $0.03 per Mcf. For the three-month period in 2001 we had approximately 16% of our natural gas production hedged at a weighted average price using cost-less collars of $4.50 to $6.15 per Mcf and we had approximately 70% of our crude oil and plant liquid production hedged at a weighted average price using cost-less collars of $25.00 to $32.02 per barrel.

     As a result of higher realized prices and higher production levels, oil and gas revenues increased 46% to $34.5 million in the 2001 period compared to $23.6 million in the 2000 period.

     Lease operating expenses consist of lifting costs and production tax and other costs. For the 2001 period, lifting costs, on a unit of production basis, were $0.64 per Mcfe as compared to $0.62 per Mcfe in the 2000 period, an increase of 3%. Production tax and other costs were $0.41 per Mcfe in the 2001 period compared to $0.39 per Mcfe in the 2000 period, an increase of 5%. This was principally due to an increase of $0.03 per Mcfe in production tax, which is a function of higher oil and gas prices.

     Gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2001 period was $26.4 million, or $3.43 per Mcfe, compared to $16.7 million, or $2.44 per Mcfe in the 2000 period, an increase of 41% on a per unit of production basis, primarily as a result of higher oil and gas prices and the increase in our daily unit production rate.

Gathering, Marketing and Processing Operations:

     For the three months ended June 30, 2001, our gathering system throughput was 16.4 MMcf per day versus 16.6 MMcf per day for the same period in 2000, a decline of 1% due to normal production declines behind the system. Gas processing throughput was 14.7 MMcf per day in 2001 versus 17.8 MMcf per day in 2000, a decrease of 18%. Our reported throughput in the 2001 period was reduced due to (i) the sale in June 2000 of a substantial ownership interest in oil and gas properties supplying one of our plants and (ii) natural declines in producing properties supplying the plants.

     Revenues from gathering, marketing and processing increased 9% to $4.8 million in 2001 versus $4.4 million in 2000. We received significantly higher prices for natural gas liquids and plant products sold in the 2001 period compared to the 2000 period. Operating costs for the gathering, marketing and processing segment increased 26% to $4.4 million in 2001 from $3.5 million in 2000. Higher natural gas prices paid affected the cost of gas marketed and processed.

     The gross margin realized from gathering, marketing and processing for 2001 was $399 thousand versus $898 thousand in 2000, a decrease of 56%. Gathering margin was a loss of $0.09 per Mcf gathered in 2001 versus income of $0.18 per Mcf in 2000 due to a decrease in marketing spreads and losses incurred on pipeline imbalance positions. Processing margin was $0.21 per Mcf in 2001 compared to $0.37 per Mcf in 2000 due to higher prices and less favorable processing economics.

Oil Field Management Services Operations:

     Revenues from oil field management services were $606 thousand in the 2001 period versus $278 thousand in the 2000 period due to an increase in customers for whom we provided management and operations services. Operating costs increased to $392 thousand in 2001 from $135 thousand in 2000 due to higher costs for labor and overhead. The gross margin for this segment in 2001 was $214 thousand versus $143 thousand in 2000, an increase of 50%.

Other Income and Expenses:

     Depreciation and depletion expense was $9.7 million in the 2001 period versus $5.6 million in the 2000 period. Depreciation and depletion on oil and gas properties was $1.26 per Mcfe in 2001 versus $0.81 per Mcfe in 2000. This 55% increase in the equivalent unit cost was due primarily to an increase in development costs associated with our exploration efforts in the Gulf of Mexico.

     General and administrative expense for 2001 increased 57% to $2.1 million from $1.3 million in 2000. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its increased activity level. We recorded equity in earnings of affiliate of $237 thousand in 2001 versus $230 thousand in 2000. This increase was due to increased net earnings from gas marketing operations of the Company's 30% owned affiliate. Other income was $63 thousand for 2001 versus $153 thousand in 2000. The decrease was caused by a decrease in interest income.

     Interest expense was $4.9 million for 2001 versus $5.7 million for 2000. During the 2001 period the interest rate and average daily balance on our LIBOR-based bank debt was lower than in 2000. In addition, interest expense was reduced in the 2001 period by $179 thousand as a result of adjusting our interest rate derivative to its fair value.

     We recorded a total provision for income tax expense of $4.0 million in 2001 versus $2.0 million in 2000. The 2001 period provision included $602 thousand of current taxes payable due to alternative minimum tax.

     There were no dividends applicable to preferred stock in 2001 as compared to $1.1 million for the 2000 period. The elimination of the outstanding preferred stock was due to the purchase, redemption and conversion of all of the Company's outstanding dividend paying preferred stock.

For the Six Months Ended June 30, 2001 and 2000

     We reported net income of $20.3 million for the six months ended June 30, 2001 as compared to net income of $5.1 million for the same period in 2000, an increase of 297%. The 2001 period results include an extraordinary loss from early extinguishment of debt of $304 thousand, net of tax benefits, from the repurchase of $10.5 million of the Company's 10% Senior Notes. Total operating revenues increased 69% to $90.7 million in 2001 from $53.7 million in 2000 and operating profit increased 117% to $41.3 million in 2001 from $19.0 million in 2000. A 61% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 7% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for these improved results. Income applicable to common shares was $20.3 million in the 2001 period versus $2.8 million in the 2000 period. Income per common share-diluted was $0.54 per share in the 2001 period compared to $0.14 per share
- diluted, in the 2000 period, an increase of 286%. The effect of the extraordinary loss in the 2001 period was $0.01 per share, basic and diluted. No dividends were recorded in the 2001 period due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock. We had previously redeemed $25.0 million (liquidation value) of the 1999 Series A 8% Convertible preferred stock in December, 2000 and Bluebird acquired 100% of our $10.0 million (liquidation value) in 1996 Series A Convertible preferred stock during May, 2000.

Oil and Gas Operations:

     For the six months ended June 30, 2001, we reported oil production of 627 Mbbls (thousand barrels) and gas production of 11,285 MMcf (million cubic feet), which represents a decline of 11% in oil and an increase of 15% in gas produced from the comparable period in 2000. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 8% to
83.1 MMcfe/day in the 2001 period from 77.2 Mmcfe/day in the 2000 period. The reported production in the 2000 period was impacted by the sale of certain non-core oil and gas properties which took effect in June and September 2000. Excluding the production of these properties from both periods, our underlying oil production increased 9% and our underlying gas production increased 35% in the 2001 period compared to the 2000 period, with the underlying equivalent daily rate of production increasing 27% to 83.1 MMcfe/day . These increases were the result of the success of our drilling program offsetting normal production declines.

     The increase in oil and gas prices was the most significant factor affecting the increase in net income in the 2001 period. Prices realized in the 2001 period averaged $26.97 per barrel of oil and $5.38 per Mcf of gas. This represents a 61% increase on a thousand cubic feet of gas equivalent (Mcfe) basis over the 2000 period average realized prices of $22.38 per barrel of oil and $2.97 per Mcf of gas. The unit prices realized include the effects of hedging. During the 2001 period, hedging increased the average price we received for oil by $0.74 per barrel and decreased the average price we received for gas by $0.06 per Mcf.

     As a result of higher realized prices and higher production levels, oil and gas revenues increased 73% to $77.6 million in the 2001 period compared to $45.0 million in the 2000 period.

     For the 2001 period, lifting costs, on a unit of production basis, were $0.64 per Mcfe as compared to $0.63 per Mcfe in the 2000 period, an increase of 2%. Production tax and other costs were $0.48 per Mcfe in the 2001 period compared to $0.39 per Mcfe in the 2000 period, an increase of 23%. This was principally due to an increase of $0.07 per Mcfe in production taxes, which are a function of higher oil and gas prices.

     Gross margin for oil and gas operations for the 2001 period was $60.8 million, or $4.04 per Mcfe, compared to $30.6 million, or $2.18 per Mcfe in the 2000 period, an increase of 85% on a per unit of production basis, primarily as a result of higher oil and gas prices and the increase in our daily unit production rate of 8%.

Gathering, Marketing and Processing Operations:

     For the six months ended June 30, 2001, our gathering systems throughput was 16.4 MMcf per day versus 16.7 MMcf per day for the same period in 2000, a decline of 2% due to normal production declines behind the systems. Gas processing throughput was 13.3 MMcf per day in 2001 versus 18.2 MMcf per day in 2000, a decrease of 27%. Our reported throughput in the 2001 period was reduced due to (i) the sale in June 2000 of a substantial ownership interest in oil and gas properties supplying one of our plants, (ii) the voluntary shutdown of one gas processing plant for approximately 1 1/2 months of the 2001 period due to adverse processing economics as a result of high natural gas prices and (iii) normal production declines on properties supplying the plants.

     Revenues from gathering, marketing and processing increased 45% to $11.9 million in 2001 versus $8.2 million in 2000. We received significantly higher prices for natural gas liquids and plant products sold in the 2001 period compared to the 2000 period. Operating costs for the gathering, marketing and processing segment increased 75% to $11.0 million in 2001 from $6.3 million in 2000. Higher natural gas prices paid affected the cost of gas marketed and processed.

     The gross margin realized from gathering, marketing and processing for 2001 was $929 thousand versus $2.0 million in 2000, a decrease of 52%. Gathering margin was of $0.02 per Mcf gathered in 2001 versus $0.17 per Mcf in 2000 due to a decrease in marketing spreads and losses incurred on pipeline imbalance positions. Processing margin was $0.31 per Mcf in 2001 compared to $0.42 per Mcf in 2000 due to higher prices, less favorable processing economics, and the temporary shutdown of a plant for a portion of the 2001 period.

Oil Field Management Services Operations:

     Revenues from oil field management services were $1.1 million in the 2001 period versus $476 thousand in the 2000 period due to an increase in customers for whom we provided management and operations services. Operating costs increased to $754 thousand in 2001 from $250 thousand in 2000 due to higher costs for labor and overhead. The gross margin for this segment in 2001 was $367 thousand versus $226 thousand in 2000, an increase of 62%.

Other Income and Expenses:

     Depreciation and depletion expense was $17.1 million in the 2001 period versus $11.5 million in the 2000 period. Depreciation and depletion on oil and gas properties was $1.14 per Mcfe in 2001 versus $0.82 per Mcfe in 2000. This 38% increase in the equivalent unit cost was due primarily to an increase in development costs associated with our exploration efforts in the Gulf of Mexico.

     General and administrative expense for 2001 increased 66% to $3.8 million from $2.3 million in 2000. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its increased activity level. We recorded equity in earnings of affiliate of $855 thousand in 2001 versus a gain of $270 thousand in 2000. This increase was due to increased net earnings from gas marketing operations of the Company's 30% owned affiliate. Other income was $157 thousand for 2001 versus $229 thousand in 2000. The decrease was caused by a reduction in interest income.

     Interest expense was $9.1 million for 2001 versus $11.4 million for 2000. During the 2001 period, the interest rate and average daily balance on our LIBOR-based bank debt was lower than in 2000. In addition, interest expense was reduced in the 2001 period by $884 thousand as a result of adjusting our interest rate derivative to its fair value and terminating the derivative.

     We recorded a total provision for income tax expense of $12.6 million in 2001 versus $3.0 million in 2000. The 2001 period provision included $1.9 million of current taxes payable due to alternative minimum tax.

     There were no dividends applicable to preferred stock in 2001 as compared to $2.3 million for the 2000 period. The elimination of the outstanding preferred stock was due to the purchase, redemption and conversion of all of the Company's outstanding dividend paying preferred stock.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the six month periods in 2001 and 2000 was $61.7 million and $13.5 million, respectively. The substantial increase in our operating cash flows in 2001 over 2000 is primarily the result of higher realized oil and gas prices and higher production levels. Our net working capital position at June 30, 2001 was a deficit of $7.1 million. On that date, Magnum Hunter also had available $40.0 million under its senior bank credit facility.

     INVESTING ACTIVITIES. Net cash used in investing activities was $85.4 million in the 2001 period. We made capital expenditures of $84.5 million under our capital budget during the first six months of 2001. Our capital expenditures are discussed in further detail below. Additionally, we received a distribution of $1.0 million from an unconsolidated affiliate and we made an investment in an unconsolidated affiliate of $2.0 million. We received payments on promissory notes receivable totaling $65 thousand during the 2001 period.

     In the 2000 period, net cash provided by investing activities was $8.4 million, which included proceeds from asset sales of $25.1 million, capital expenditures of $14.1 million, a loan made for $1.0 million and investment in unconsolidated affiliate of $1.6 million.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $25.6 million in the six month 2001 period in 2001. We borrowed $171.5 million under our senior bank credit lines. We repaid borrowings under our senior bank credit lines by $137.6 million, made payments of $138 thousand on production payment and other loans and repurchased $10.5 million principal value of our 10% Senior Notes on the open market for $10.8 million. We received $2.3 million in cash from the issuance of common stock. We paid $731 thousand for fees related to financing activities, made a loan to stockholder of $300 thousand, received repayment of stockholder loans of $360 thousand and purchased treasury stock for $621 thousand. Cash dividends paid were $169 thousand in 2001.

     In the 2000 period, net cash used in financing activities was $22.9 million. We borrowed a total of $33.6 million under our senior bank credit lines. We repaid borrowings under our senior bank credit lines by $42.8 million. We realized proceeds from issuance of common stock of $29 thousand. We also paid fees related to financing activities of $399 thousand, loaned the ESOP $312 thousand and paid preferred dividends of $2.7 million. Bluebird purchased $500 thousand of treasury stock, acquired our 1996 Series A convertible preferred stock in an exchange for $10.0 million and had a net decrease in cash of $68 thousand. Loans repaid by stockholders were $125 thousand.

     BLUEBIRD'S CAPITAL RESOURCES. On May 17, 2001, Bluebird sold all of its proved and unproved oil and gas properties, except for its investment in Tel Offshore Trust, and all of its pipelines and other fixed asset property to Magnum Hunter Production, Inc., for $17.7 million in cash and $10.0 million of our 1996 Series A Convertible preferred stock. Bluebird used the cash to repay and retire its $17.7 million of debt under its senior bank credit line. The effective date of the sale was May 1, 2001. Bluebird remains an unrestricted subsidiary under the Company's senior bank credit agreement. At June 30, 2001, Bluebird had no capital spending plans or commitments and no remaining debt or interest payment requirements.

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

     In December 2000, the Company used $10.0 million in cash to purchase 100% of its 1996 Series A Convertible preferred stock outstanding from Bluebird. This preferred stock was held by another 100% owned affiliate for possible re-issue at a later date. Also in December 2000, the Company spent $30.5 million (including a $5.5 million redemption premium) to redeem 50% of its outstanding 1999 Series A 8% Convertible preferred stock. In January, 2001 the remaining 50% of this preferred stock was converted by the holder to the Company's common stock at the conversion price of $5.25 per share. As a result of the redemption of its 1999 Series A 8% Convertible preferred stock, the Company will save $4.0 million in annual dividend payments. In May 2001 the Company reissued the $10.0 million of its 1996 Series A Convertible preferred stock to Bluebird in connection with the acquisition of Bluebird's oil and gas properties. The Company will make dividend payments of $875 thousand annually to Bluebird.

     On May 17, 2001 the Company closed on a new $225 million Senior Bank Credit Facility, of which $112.5 million was available under the borrowing base. This new credit facility consolidated and replaced both the Company's and Bluebird's previous credit facilities. On June 26, 2001 the borrowing base was increased by $12.5 million to $125.0 million. At June 30, 2001 borrowings under this line were $85.0 million, leaving availability of $40.0 million on that date. On a semiannual basis, the borrowing base is redetermined by the banks based on their review of the Company's oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess.

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

     CAPITAL EXPENDITURES. During the six-month period ended June 30, 2001, the Company's total capital expenditures for property, plant and equipment were $84.5 million. Exploration activities accounted for $29.8 million, development activities accounted for $47.9 million, and additions to other assets accounted for $1.0 million of the capital expenditures. Capital expenditures also included $5.8 million for the acquisition of proved reserves in the Gulf of Mexico. As of June 30, 2001 the Company had total unproved oil and gas property costs of $9.7 million, consisting entirely of property acquisition costs.

     For the year 2001, the Company has budgeted approximately $115 million for exploration and development activities. The Company is not contractually obligated to proceed with any of its material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, oilfield costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

     In the normal course of business, the Company reviews opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company's growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company from time to time will be acceptable to the sellers. In the event of a future significant acquisition, the Company may require additional financing in connection therewith. The Company does not budget for acquisition expenditures.

     On August 7, 2001, the Company executed a definitive Purchase and Sale Agreement to acquire proved oil and gas properties totaling approximately 41.8 BCFE of reserves for $32.2 million, subject to purchase price adjustments. The transaction is scheduled to close on or before September 15, 2001, with an effective date of July 1, 2001. The Company has made a cash deposit of $3.2 million to the seller in anticipation of closing on this transaction. The Company plans to seek additional funding in order to close this transaction, as the cash requirements may exceed those currently available under its Senior bank credit facilities.

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

Inflation and Changes in Prices

     During the 2001 period, the Company experienced substantial increase in prices for oil and gas compared to the same period in the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the adverse effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the projected next 12 months.

     The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. A significant portion of the Company's gas production is currently sold to a 30% owned affiliate, NGTS, LLC or end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

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

     The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company has determined that the interest rate derivative does not qualify for hedge treatment as defined within SFAS No. 133. The crude oil and natural gas derivatives qualify as cash-flow hedges, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. Future hedge ineffectiveness on the cash-flow hedge will be recorded in earnings.

     At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. In June, 2001 the Company terminated its position in this derivative and recognized a gain of $147 thousand as a reduction in interest expense for the three and six month periods.

     With respect to the cash-flow hedges, at the accounting change transition the Company recorded a derivative asset of $648 thousand related to the crude oil derivatives with a cumulative effect increase to other comprehensive income of $403 thousand (net of income taxes) and a derivative liability of $3.5 million related to the natural gas derivatives with a cumulative effect decrease to other comprehensive income of $2.2 million (net of income taxes).

     In May, 2001 the Company entered into additional costless collars for crude oil for the periods July 2001 through December 2001. These crude oil derivatives qualify as cash flow hedges.

     At June 30, 2001, the Company's crude oil and natural gas derivatives had a fair value of $465 thousand and $2.5 million, respectively. For the three-month period ended June 30, 2001, the income statement includes a gain of $671 thousand related to the crude oil derivatives and a gain of $170 thousand related to the natural gas derivatives, net of amounts reclassified out of other comprehensive income. For the six-month period ended June 30, 2001, the income statement includes a gain of $465 thousand related to crude oil derivatives at a loss of $629 thousand related to natural gas derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income at June 30, 2001 will be reclassified into the income statement within the next six months.

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

At June 30, 2001, the Company had the following open contracts:

                                  Type          Volume/Month           Duration              Avg. Price
                     -------------------------------------------------------------------------------------------------
Oil
--------------
                     Collar...............      30,000 Bbl           Jul 01 - Dec 01       Floor - $25.00
                                                                                           Cap   - $31.25
                     Collar...............      15,000 Bbl           Jul 01 - Dec 01       Floor - $25.00
                                                                                           Cap   - $32.10
                     Collar...............      15,000 Bbl           Jul 01 - Dec 01       Floor - $25.00
                                                                                           Cap   - $32.70
Gas
--------------
                     Collar...............     300,000 MMBtu         Jul 01 - Dec 01       Floor - $ 4.50
                                                                                           Cap   - $ 6.15


     Based on future market prices at June 30, 2001, the fair value of open contracts to the Company was an asset of $3.0 million. If future market prices were to increase 10% from those in effect at June 30, 2001, the fair value of open contracts to the Company would be an asset of $1.9 million. If future market prices were to decline 10% from those in effect at June 30, 2001, the fair value of the open contracts to the Company would be an asset of $3.9 million.

     The Company currently intends to commit no more than 75% of its daily production on a Bcfe basis to such arrangements at any point in time. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of the fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve, and to effectively lower interest rate expense over the following twelve months. On June 1, 2000 one of the interest rate swaps terminated. The Company terminated the remaining interest rate swap in June, 2001.

     Fixed and Variable Debt. The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate senior notes, which are valued at their last traded value before June 30, 2001.

   Expected Maturity Dates
       (in thousands)              2001      2002      2003        2004-2006         2007        Total           Fair Value
                                -------------------------------------------------------------------------------------------------
Variable Rate Debt:
Bank Debt with Recourse (a).......$   -     $  -     $ 85,000     $        -       $       -   $  85,000        $    85,000
Fixed Rate Debt:
Senior Notes (b)..................$   -     $  -     $      -     $        -       $ 129,582   $ 129,582        $   132,703
Bank Debt with Recourse (c).......$  10     $ 19     $      1     $        -       $       -   $      30        $        30

------------

(a)  The average interest rate on the bank debt with recourse is 6.43%.
(b)  The interest rate on the senior notes is a fixed 10%.
(c)  The interest rate on the bank debt is a fixed 7.9%.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Number            Description of Exhibit

3.1 & 4.          Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
                  33-30298-D)
3.2 & 4.2         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190)
3.4 & 4.4         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
3.5 & 4.5         By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File
                  No. 33-66190)
3.6 & 4.6         Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.7 & 4.7         Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock (Incorporated
                  by reference to Registration Statement on Form S-3, File No. 333-30453)
3.8 & 4.8         Certificate of Designation for 1999 Series A 8% Convertible Preferred Stock (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11, 1999)
4.9               Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to
                  Registration Statement on Form S-4, File No. 333-2290)
4.10              Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by
                  reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
4.11              Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form S-4,
                  File No. 333-2290)
10.1 *            Third Amended and Restated Credit Agreement, dated May 17, 2001, between Magnum Hunter
                  Resources, Inc. and Bankers Trust Company, et al.
10.2              Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-
                  end December 31, 1999 filed March 30, 2000)
10.3              Employment Agreement for Matthew C. Lutz (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.4              Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.5              Stock Purchase Agreement among Magnum Hunter Resources, Inc. and Trust Company of the West and
                  TCW Asset Management Company, in the capacities described herein, TCW Debt and Royalty Fund IVB and TCW Debt and Royalty Fund IVC, dated as of December 6, 1996 (Incorporated by reference to Form
                  8-K dated December 26, 1996, filed January 3, 1997)
10.6              Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
                  Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to
                  Form 8-K, dated April 30, 1997, filed May 12, 1997)
10.7              Purchase and Sale Agreement between Magnum Hunter Resources, Inc. , NGTS, et al., dated December
                  17, 1997  (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)
10.8              Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc. and
                  Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end
                  December 31, 1998 filed April 14, 1999)
10.9              Stock Purchase Agreement dated February 3, 1999 between ONEOK Resources Company and Magnum
                  Hunter Resources, Inc. (Incorporated by reference to Form 8-K, dated February 3, 1999, filed
                  February 11, 1999)


* Filed herewith

(B) Form 8-K's - None

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                    August 14, 2001
  ---------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                       August 14, 2001
  ---------------------------------------------
     Sr. Vice President and
     Chief Financial Officer


By  /s/ David S. Krueger                                August 14, 2001
    -------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                               August 14, 2001
   --------------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary