Form 10-Q
period 2001-09-30
MAGNUM HUNTER RESOURCES INC
filed 2001-11-14
CIK 854271

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12508

MAGNUM HUNTER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0462881
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code: (972) 401-0752

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]       No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2001: 35,647,934.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

                                                                     September 30,     December 31,
                                                                         2001              2000
                                     ASSETS                           (Unaudited)
Current Assets
  Cash and cash equivalents.......................................    $     3,080       $         9
  Restricted cash ................................................              -             1,820
  Accounts receivable
       Trade, net of allowance of $50.............................         19,844            30,442
       Due from affiliates........................................             22               107
  Notes receivable from affiliate.................................              3               377
  Current portion of long-term notes
    receivable, net of allowance of $1,170........................              -                50
  Current income tax receivable...................................            497                 -
  Derivative assets...............................................          3,085                 -
  Prepaid and other...............................................          3,417             2,033
                                                                  -----------------------------------------
        Total Current Assets......................................         29,948            34,838
                                                                  -----------------------------------------
Property, Plant, and Equipment
  Oil and gas properties, full cost method
        Unproved..................................................         19,541             5,534
        Proved....................................................        505,182           367,822
  Pipelines.......................................................         12,642            12,581
  Other property..................................................          3,588             2,459
                                                                  -----------------------------------------
  Total Property, Plant and Equipment.............................        540,953           388,396
        Accumulated depreciation,
          depletion, amortization and impairment..................       (157,183)         (127,864)
                                                                  -----------------------------------------
  Net Property, Plant and Equipment...............................        383,770           260,532
                                                                  -----------------------------------------
Other Assets
  Deposits and other assets.......................................          4,701             6,570
  Investment in unconsolidated affiliates.........................          9,654             8,054
  Deferred tax asset .............................................              -             5,618
                                                                  -----------------------------------------
  Total Assets....................................................    $    428,073      $   315,612
                                                                  =========================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade payables and accrued liabilities..........................    $    33,269       $    27,094
  Dividends payable...............................................              -               169
  Suspended revenue payable.......................................          2,541             3,201
  Derivative liabilities..........................................            903                 -
  Current income taxes payable....................................              -               234
  Current maturities of long-term debt, with recourse.............             20                19
                                                                  -----------------------------------------
        Total Current Liabilities.................................         36,733            30,717
                                                                  -----------------------------------------
Long-Term Liabilities
  Long-term debt, with recourse, less current maturities..........        266,056           170,520
  Long-term debt, non recourse....................................              -            20,600
  Production payment liability....................................            215               359
  Deferred income taxes payable...................................          7,399                 -
Stockholders' Equity
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
    216,000 designated as Series A; 80,000 issued and outstanding,
    liquidation amount $0.........................................              -                 -
    1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased and held for remarketing by subsidiary, liquidation
     amount $10,000,000...........................................              1                 1
    50,000 designated as 1999 Series A 8% Convertible; none and
     25,000 issued and outstanding, respectively, liquidation
     amount $0 and $25,000,000, respectively......................              -                 -
  Common Stock - $.002 par value; 100,000,000 shares authorized,
    36,189,181 and 30,705,398 shares issued, respectively.........             72                61
  Additional paid-in capital......................................        152,295           148,580
  Accumulated other comprehensive loss............................           (319)             (466)
  Accumulated deficit.............................................        (27,878)          (50,152)
  Receivable from stockholder.....................................           (742)             (442)
  Unearned common stock in ESOP, at cost
    (768,732 and 680,282 shares, respectively)....................         (3,529)           (2,780)
                                                                  -----------------------------------------
                                                                          119,900            94,802
  Treasury stock, at cost (514,713 and 455,063 shares of
    common stock, respectively)...................................         (2,230)           (1,386)
                                                                  -----------------------------------------
  Total Stockholders' Equity......................................        117,670            93,416
                                                                  -----------------------------------------
  Total Liabilities and Stockholders' Equity......................    $   428,073       $   315,612
                                                                  =========================================

            The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except for per share amounts)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                               2001              2000              2001             2000
Operating Revenues:
  Oil and gas sales....................................   $     29,523     $      24,995     $     107,154     $      69,954
  Gas gathering, marketing and processing..............          3,775             5,300            15,707            13,544
  Oil field management services........................            273               394             1,394               870
                                                       ---------------  ----------------   --------------- -----------------
      Total Operating Revenues.........................         33,571            30,689           124,255            84,368
                                                       ---------------  ----------------   --------------- -----------------
Operating Costs and Expenses:
  Oil and gas production lifting costs.................          5,389             3,456            14,995            12,341
  Production taxes and other costs.....................          2,729             3,004             9,913             8,486
  Gas gathering, marketing and processing..............          3,083             4,266            14,086            10,558
  Oil field management services........................            201               200               955               450
  Depreciation, depletion and amortization.............         12,218             5,398            29,319            16,935
  Gains on sale of assets..............................              -                (4)               (4)              (28)
  General and administrative...........................          2,040             1,125             5,817             3,396
                                                       ---------------  ----------------   --------------- -----------------
      Total Operating Costs and Expenses...............         25,660            17,445            75,081            52,138
                                                       ---------------  ----------------   --------------- -----------------
Operating Profit ......................................          7,911            13,244            49,174            32,230
  Equity in earnings of affiliate......................            334                92             1,189               362
  Other income.........................................             67               165               224               394
  Interest expense.....................................         (5,140)           (5,712)          (14,244)          (17,139)
                                                       ---------------  ----------------   --------------- -----------------
Income before income tax...............................          3,172             7,789            36,343            15,847
  Benefit (provision) for income tax:
  Current..............................................          1,885                 -                 -                 -
  Deferred.............................................         (3,086)           (2,915)          (13,765)           (5,865)
                                                       ---------------  ----------------   --------------- -----------------
       Total (provision) for income tax................         (1,201)           (2,915)          (13,765)           (5,865)
                                                       ---------------  ----------------   --------------- -----------------
Income before extraordinary loss.......................          1,971             4,874            22,578             9,982
  Extraordinary loss from early extinguishment of debt,
       net of income tax benefit of $186 ..............              -                 -              (304)                -
                                                       ---------------  ----------------   --------------- -----------------
Net Income.............................................          1,971             4,874            22,274             9,982

  Dividends Applicable to Preferred Stock..............              -            (1,000)                -            (3,294)
                                                       ---------------  ----------------   --------------- -----------------
Income Applicable to Common Shares.....................   $      1,971     $       3,874     $      22,274     $       6,688
                                                       ===============  ================   =============== =================
Net Income.............................................   $      1,971     $       4,874     $      22,274     $       9,982
Other Comprehensive Income (Loss), net of tax
  Cumulative effect on prior years of a change
    in accounting principle............................              -                 -            (1,757)                -
  (Loss) gain on derivatives...........................           (380)                -             3,049                 -
  Reclassification adjustment related to derivative
    contracts..........................................             64                 -              (211)                -
  Unrealized (loss) gain on investments................           (537)              825              (934)            1,415
                                                       ---------------  ----------------   --------------- -----------------
Comprehensive Income...................................   $      1,118     $       5,699     $      22,421     $      11,397
                                                       ===============  ================   =============== =================

Income  per Common Share - Basic
     Income before Extraordinary Loss                     $       0.06     $        0.20     $        0.65     $        0.34
     Extraordinary Loss                                              -                 -             (0.01)                -
                                                       ---------------  ----------------   --------------- -----------------
Income per Common Share - Basic                           $       0.06     $        0.20     $        0.64     $        0.34
                                                       ===============  ================   =============== =================
Income per Common Share - Diluted
  Income before Extraordinary Loss                        $       0.05     $        0.15     $        0.61     $        0.32
  Extraordinary Loss                                                 -                 -             (0.01)                -
                                                       ---------------  ----------------   --------------- -----------------
Income per Common Share - Diluted                         $       0.05     $        0.15     $        0.60     $        0.32
                                                       ===============  ================   =============== =================
Common Shares Used in Per Share Calculation
  Basic................................................     34,896,572        19,502,384        34,790,222        19,594,012
                                                       ===============  ================   =============== =================
  Diluted..............................................     36,805,955        32,159,978        37,178,592        30,546,007
                                                       ===============  ================   =============== =================

                     The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)
(dollars in thousands)

                                                     Preferred Stock         Common Stock         Treasury Stock
                                                     Shares     Amount     Shares    Amount     Shares      Amount
Balance at December 31, 2000 ....................... 1,105,000   $  1    30,705,398   $ 61    (455,063)    $(1,386)
     Conversion of 1999 Series A 8% convertible
          preferred stock ..........................   (25,000)     -     4,761,904     10
     Exercise of employees' common stock options ...                        669,400      1      56,300         171
     Deferred tax benefit on exercise of employees'
          common stock options .....................
     Common stock contributed to 401(k) plan
          and other ................................                         52,479      -
     Purchase of treasury stock ....................                                          (115,950)     (1,015)
     Net income ....................................
     Cumulative effect on prior years of a change in
          accounting principle .....................
     Gain on derivatives ...........................
     Reclassification adjustment related to
          derivative contracts .....................
     Unrealized loss on investments ................
     Loan to stockholder ...........................
     Loan to ESOP ..................................
                                                    ----------------------------------------------------------------
Balance at September 30, 2001 ...................... 1,080,000   $  1    36,189,181   $ 72    (514,713)    $(2,230)
                                                    ================================================================

                                                  Additional  Accumulated Other              Receivable   Unearned shares in
                                                   Paid-In     Comprehensive     Accumulated    from           ESOP
                                                   Capital     Income (Loss)       Deficit   Stockholder  Shares    Amount
Balance at December 31, 2000 ....................  $ 148,580    $   (466)    $  (50,152)     $ (442)     (680,282)  $ (2,780)
  Conversion of 1999 Series A 8% convertible
       preferred stock ..........................        (10)
  Exercise of employees' common stock options ...      2,925
  Deferred tax benefit on exercise of employees'
       common stock options .....................        649
  Common stock contributed to 401(k) plan
       and other ................................        151
  Purchase of treasury stock ....................
  Net income ....................................                                22,274
  Cumulative effect on prior years of a change in
       accounting principle .....................                 (1,757)
  Gain on derivatives ...........................                  3,049
  Reclassification adjustment related to
       derivative contracts .....................                   (211)
  Unrealized loss on investments ................                   (934)
  Loan to stockholder ...........................                                              (300)
  Loan to ESOP ..................................                                                         (88,450)      (749)
                                                    -------------------------------------------------------------------------
Balance at September 30, 2001 ...................  $ 152,295    $   (319)    $  (27,878)     $ (742)     (768,732)  $ (3,529)
                                                    =========================================================================
                           The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..........................................................  $    22,274  $      9,982
   Adjustments to reconcile net income to cash
    provided by operating activities:
        Extraordinary loss.............................................          304             -
        Depreciation, depletion and amortization.......................       29,319        16,935
        Amortization of financing fees.................................          961           837
        Decrease in reserve for doubtful accounts......................            -            (2)
        Deferred income taxes..........................................       13,765         5,865
        Equity in income of unconsolidated affiliate...................       (1,189)         (362)
        Gain on sale of assets.........................................           (4)          (28)
        Change in fair value of derivatives............................         (355)            -
        Changes in certain assets and liabilities
            Accounts and notes receivable..............................       10,683       (11,237)
            Other current assets.......................................       (1,384)         (147)
            Accounts payable and accrued liabilities...................        5,515         8,058
            Current income taxes receivable/payable....................         (731)            -
                                                                       -----------------------------
 Net Cash Provided By Operating Activities.............................       79,158        29,901
                                                                       -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets..........................................          706        43,609
 Additions to property and equipment...................................     (153,259)      (31,569)
 Loan made for promissory note receivable..............................            -        (1,002)
 Payments received on promissory note receivable ......................           66         1,006
 Distribution from unconsolidated affiliate............................        1,589             -
 Investment in unconsolidated affiliate................................       (2,000)       (2,090)
                                                                       -----------------------------
 Net Cash (Used In) Provided By Investing Activities...................     (152,898)        9,954
                                                                       -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of long-term debt and production payment...      231,980        48,556
 Fees paid related to financing activities.............................         (825)         (466)
 Payments of principal on long-term debt and production payment........     (157,539)      (74,395)
 Loan made to stockholder .............................................         (300)            -
 Repayment of note receivable from affiliate...........................          360           353
 Loan made to ESOP.....................................................         (749)         (312)
 Proceeds from issuance of common stock, net of offering costs.........        3,248           310
 Purchase of preferred stock by subsidiary ............................            -       (10,035)
 Purchase of treasury stock ...........................................       (1,015)         (499)
 Decrease (increase) in restricted cash for payment of notes payable ..        1,820            (6)
 Cash dividends paid...................................................         (169)       (3,657)
                                                                       -----------------------------
 Net Cash Provided By (Used In) Financing Activities...................       76,811       (40,151)
                                                                       -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................        3,071          (296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................            9         1,565
                                                                       -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................$       3,080   $     1,269
                                                                       =============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash interest paid....................................................$      10,613   $    14,390
                                                                       -----------------------------
 Cash taxes paid.......................................................$         735   $         -
                                                                       =============================

              The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE 1 - MANAGEMENT’S REPRESENTATION

The consolidated balance sheet as of September 30, 2001, the consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 2001 and 2000, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2001, results of operations, changes in stockholders’ equity and cash flows for the three month and nine month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report and on Form 10-K/A for the Company. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird Energy, Inc. (“Bluebird”), are direct guarantors of the Company’s 10% senior notes and have fully and unconditionally guaranteed the notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Bluebird (See Note 6). There is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, and, except for Bluebird, loans or advances.

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas proved reserves are capitalized into a “full cost pool” as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices subsequently increase. The Company’s capitalized costs exceeded the PV-10 limitation utilizing prices in effect at September 30, 2001 by $81.5 million. However, no write-down for impairment of oil and properties was required as a result of the increase in oil and gas prices subsequent to September 30, 2001. Significant downward revisions of quantity estimates or declines in oil and gas prices, which are not offset by other factors, could possibly result in write-down for impairment of oil and gas properties in the future.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE 2 - EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the basic and diluted earnings per share computations.

                                                                        Three Months Ended
                                                     September 30, 2001                      September 30, 2000
                                                                     Per Share                               Per Share
                                              Income      Shares       Amount          Income     Shares      Amount
                                                               (Thousands, except per share amounts)
Basic EPS
   Income before extraordinary loss
     and dividends.........................$      1,971                             $      4,874
   Dividends on preferred stock............           -                                  (1,000)
                                           ---------------                          -------------
   Income before extraordinary loss........       1,971      34,897    $     0.06          3,874     19,502   $     0.20
   Extraordinary loss......................           -      34,897             -              -     19,502            -
                                           ---------------             --------------------------             -----------
   Income available to common
     stockholders..........................$      1,971      34,897    $     0.06   $      3,874     19,502   $     0.20
                                           ======================================   =====================================
Effect of Dilutive Securities
   Warrants................................           -         156                            -      1,235
   Options.................................           -       1,753                            -      1,899
   Convertible Preferred stock.............           -           -                        1,000      9,524
                                           ------------------------                 ------------------------
Effect of Dilutive Securities..............           -       1,909                        1,000     12,658
                                           ========================                 ========================
Diluted EPS
Income before extraordinary loss-basic.....$      1,971      34,897                 $      3,874     19,502
Effect of dilutive securities..............           -       1,909                        1,000     12,658
                                           ------------------------                 ------------------------
Income before extraordinary loss-diluted...       1,971      36,806    $     0.05          4,874     32,160   $     0.15
Extraordinary loss.........................           -      36,806             -              -     32,160            -
                                           ---------------             --------------------------             -----------
   Income available to common
     stockholders and assumed
     conversions...........................$      1,971      36,806    $     0.05   $       4,874    32,160   $     0.15
                                           ======================================   ====================================

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

                                                                         Nine Months Ended
                                                    September 30, 2001                      September 30, 2000
                                                                    Per Share                                Per Share
                                              Income      Shares      Amount          Income      Shares      Amount
                                                               (Thousands, except per share amounts)
Basic EPS
   Income before extraordinary loss
     and dividends......................... $   22,578                             $     9,982
   Dividends on preferred stock............          -                                  (3,294)
                                           -------------                           -------------
   Income before extraordinary loss........     22,578      34,790  $    0.65            6,688     19,594   $    0.34
   Extraordinary loss......................      (304)      34,790      (0.01)               -     19,594           -
                                           -------------            ----------------------------            ----------
   Income available to common
     stockholders..........................$    22,274      34,790  $    0.64      $     6,688     19,594   $    0.34
                                           ===================================    ====================================
Effect of Dilutive Securities
   Warrants................................          -         222                           -        411
   Options.................................          -       2,167                           -      1,017
   Convertible Preferred stock.............          -           -                       3,000      9,524
                                           ------------------------               ------------------------
Effect of Dilutive Securities..............          -       2,389                       3,000     10,952
                                           ========================               ========================
Diluted EPS
Income before extraordinary loss-basic.....$    22,578      34,790                       6,688     19,594
Effect of dilutive securities..............          -       2,389                       3,000     10,952
                                           ------------------------               ------------------------
Income before extraordinary loss-diluted...     22,578      37,179  $    0.61            9,688     30,546   $    0.32
Extraordinary loss.........................      (304)      37,179      (0.01)               -     30,546           -
                                           -------------            ----------------------------            ----------
   Income available to common
     stockholders and assumed
     conversions...........................$    22,274      37,179  $    0.60      $     9,688     30,546   $    0.32
                                           ===================================    ===================================

At September 30, 2001, warrants representing 644,749 shares of common stock and options representing 4,086,500 shares of common stock were outstanding. For the three and nine months ended September 30, 2001, 488,786 and 422,534 shares of stock under warrants, respectively, and 2,333,079 and 1,919,344 shares under options, respectively, were excluded from the diluted net income per share computation as the exercise price exceeded the average market price of the Company's stock for these periods. On January 1, 2001, the remaining $25.0 million (liquidation value) of the Company’s 1999 Series A 8% convertible preferred stock was converted into 4,761,904 shares of common stock. At December 31, 2000, 73,126 shares of stock under warrants and 3,455,337 shares of stock under options were excluded from the diluted net income per share computation as the exercise price exceeded the average market price of the Company’s common stock. At September 30, 2000, warrants representing 11,487,149 shares of common stock and options representing 3,767,050 shares of common stock were outstanding. For the three and nine months ended September 30, 2000, 10,252,722 and 11,075,693 shares of stock under warrants, respectively, and 1,867,723 and 2,750,351 shares under options, respectively, were excluded from the diluted net income per share computation as the exercise price exceeded the average market price of the Company's stock for these periods.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE 3 - LONG-TERM DEBT

On May 17, 2001, the Company closed on an amended and restated $225.0 million senior bank credit facility to consolidate and replace the Company’s and Bluebird’s previous credit facilities. The borrowing base, set at $112.5 million initially, replaced the combined borrowing bases totaling $90.0 million under the previous agreements. In addition to increasing the Company’s borrowing capacity, the amended agreement improved on many of the previous borrowing terms, including the Company’s cost of funds. The maturity date of the amended agreement was extended to May 17, 2004. The agreement includes covenants, the most restrictive of which requires maintenance of a current ratio, interest coverage ratio and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. The borrowing base was increased three times since the initial setting to its current level of $160.0 million. At September 30, 2001, borrowings under the facility were $136.5 million.

In connection with the sale of oil and gas and other property from Bluebird to Magnum Hunter Production, Inc., on May 17, 2001, the Company caused $17.7 million of Bluebird’s indebtedness under its senior bank credit line to be repaid. At that time, the credit line was retired.

On June 25, 2001, the Company repurchased $10.5 million principal amount of its 10% Senior Notes due 2007, which reduced the total outstanding balance of 10% Senior Notes from $140 million to $129.5 million. The Company recorded an extraordinary loss from early extinguishment of debt of $304 thousand, net of income tax benefit, as a result of this transaction.

NOTE 4 - NEW ACCOUNTING STANDARDS

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

At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. In June, 2001 the Company terminated its position in this derivative. For the nine months ended September 30, 2001, the Company recognized a gain of $916 thousand as a reduction of interest expense for this derivative.

With respect to the cash-flow hedges, at the accounting change transition, the Company recorded a derivative asset of $648 thousand related to the crude oil derivatives with a cumulative effect increase to other comprehensive income of $403 thousand (net of income taxes) and a derivative liability of $3.5 million related to the natural gas derivatives with a cumulative effect decrease to other comprehensive income of $2.2 million (net of income taxes).

In May, 2001 the Company entered into additional costless collars for crude oil for the periods July 2001 through December 2001. In August, 2001 the Company entered into a swap transaction for natural gas for the periods September 2001 through November 2001 and interest rate swaps (receive variable/pay fixed) on $50 million of its variable rate bank debt for the period August 2001 through August 2003. These crude oil, natural gas and interest rate derivatives qualify as cash flow hedges.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

At September 30, 2001, the Company’s crude oil and natural gas derivatives had a fair value of $616 thousand and $2.5 million, respectively, and were recognized as derivative assets. The Company recognized a liability of $903 thousand on its interest rate derivatives. For the three-month period ended September 30, 2001, the income statement includes a loss of $216 thousand related to the crude oil derivatives, a gain of $1.6 million related to the natural gas derivatives and a loss of $39 thousand on the interest rate derivatives, net of amounts reclassified out of other comprehensive income. For the nine-month period ended September 30, 2001, the income statement includes a gain of $246 thousand related to the crude oil derivatives, a gain of $943 thousand related to the natural gas derivatives and a loss of $39 thousand on the interest rate derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income related to the oil and natural gas derivatives at September 30, 2001 will be reclassified into the income statement within the next three months and for the interest rate derivatives within the next two years.

Recently Issued Statements

SFAS No. 141 - SFAS No. 141, "Business Combinations", is effective for the Company beginning July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001, and eliminates the use of the pooling-of-interests method.

SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

In addition, SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and establishes a new method of testing goodwill that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

SFAS No. 143 - SFAS No. 143, “Accounting for Asset Retirement Obligations”, will be effective for the Company beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

The Company is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

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

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the two gathering systems and three natural gas liquids processing plants in three geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

Segment data for the periods ended September 30, 2001 and 2000 follows (in thousands):

                                                       Gas Gathering,
                                        Exploration&    Marketing&   Oil Field
 Three Months Ended September 30, 2001:   Production     Processing     Services   All Other  Elimination  Consolidated
Revenue from external customers.........   $   29,523    $   3,775     $   273     $      -    $           $  33,571
Intersegment revenues...................                     3,373       1,598            -      (4,971)           -
Depreciation, depletion and amortization       11,891          222         100            5                   12,218

Segment profit (loss)...................        9,515          480      (1,201)        (883)                   7,911
Equity in earnings of affiliates........                                                334                      334
Interest expense........................                                             (5,140)                  (5,140)
Other income............................                                                 67                       67
                                                                                                           -----------
Income before income taxes..............                                                                   $   3,172
Provision for income tax................                                             (1,201)                  (1,201)
Extraordinary loss......................
                                                                                                           -----------
Net income..............................                                                                   $   1,971
                                                                                                           ===========
Capital expenditures (net of asset sales)  $   67,878    $      48     $   103     $      -                $  68,029

                                                       Gas Gathering,
                                        Exploration&    Marketing&   Oil Field
 Three Months Ended September 30, 2000:   Production     Processing     Services   All Other  Elimination  Consolidated
Revenue from external customers.........   $   24,995    $   5,300     $   402     $     (8)   $      -    $  30,689
Intersegment revenues...................                     5,386       1,424            -      (6,810)           -
Depreciation, depletion and amortization        5,095          220          78            5                    5,398

Segment profit (loss)...................       12,799          788         508         (851)                  13,244
Equity earnings (losses) of affiliates..                                                 92                       92
Interest expense........................                                             (5,712)                  (5,712)
Other income............................                                                165                      165
                                                                                                           -----------
Income before income taxes..............                                                                       7,789
Provision for deferred income tax.......                                             (2,915)                  (2,915)
Extraordinary loss......................                                                                           -
                                                                                                           -----------
Net income..............................                                                                   $   4,874
                                                                                                           ===========
Capital expenditures (net of asset sales)  $   (1,258)   $      40     $   154     $      -                $  (1,064)

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

                                                       Gas Gathering,
                                        Exploration&    Marketing&   Oil Field
 Nine Months Ended September 30, 2001:    Production     Processing     Services   All Other  Elimination Consolidated
Revenue from external customers.........   $  107,154     $   15,707    $  1,394    $      -    $      -    $  124,255
Intersegment revenues...................                      16,191       4,570           -     (20,761)            -
Depreciation, depletion and amortization       28,350            662         293          14                    29,319
Segment profit (loss)...................       53,900            964      (2,689)     (3,001)                   49,174
Equity in earnings of affiliates........                                               1,189                     1,189
Interest expense........................                                             (14,244)                  (14,244)
Other income............................                                                 224                       224
                                                                                                            -------------
Income before income taxes..............                                                                    $   36,343
Provision for income tax................                                             (13,765)                  (13,765)
Extraordinary loss......................                                                (304)                     (304)
                                                                                                            -------------
Net income..............................                                                                    $   22,274
                                                                                                            =============
Capital expenditures (net of asset sales)  $  151,367     $       61    $    274    $    855    $      -    $  152,557

                                                       Gas Gathering,
                                        Exploration&    Marketing&   Oil Field
 Nine Months Ended September 30, 2000:    Production     Processing     Services   All Other   Elimination   Consolidated
Revenue from external customers.........   $   69,954     $   13,544    $    870    $      -    $      -    $   84,368
Intersegment revenues...................                      13,082       4,695           -     (17,777)            -
Depreciation, depletion and amortization       16,046            657         218          14                    16,935

Segment profit (loss)...................       31,012          2,211       1,688      (2,681)                   32,230
Equity earnings (losses) of affiliates..                                                 362                       362
Interest expense........................                                             (17,139)                  (17,139)
Other income............................                                                 394                       394
                                                                                                            -------------
Income before income taxes..............                                                                    $   15,847
Provision for deferred income tax ......                                              (5,865)                   (5,865)
Minority interest.......................                                                   -                         -
                                                                                                            -------------
Net income..............................                                                                    $    9,982
                                                                                                            =============
Capital expenditures (net of asset sales)  $  (12,460)    $      107    $    257    $     56    $      -    $  (12,040)

                                               Gas Gathering,
                                  Exploration&   Marketing&    Oil Field
As of September 30, 2001:         Production     Processing    Services    All Other  Elimination   Consolidated
Segment assets..................   $ 372,213      $ 16,749      $ 31,961    $ 7,150                  $ 428,073
Equity subsidiary investments...                                            $ 9,654                  $   9,654

As of December 31, 2000:
Segment assets..................   $ 270,195      $ 20,561      $ 16,154    $ 8,702                  $ 315,612
Equity subsidiary investments...                                            $ 8,054                  $   8,054

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE 6 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and its wholly-owned subsidiaries, except Bluebird, are direct guarantors of the Company’s 10% senior notes and have fully and unconditionally guaranteed the notes on a joint and several basis. In addition to not being a guarantor of the Company’s 10% senior notes, Bluebird cannot be included in determining compliance with certain financial covenants under the Company’s credit agreements. The Company has concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors.

In December 2000, the Company used $10.0 million in cash to purchase 100% of its 1996 Series A Convertible preferred stock outstanding from Bluebird. This preferred stock was held by another 100% owned affiliate for possible re-issue at a later date. Also in December 2000, the Company spent $30.5 million (including a $5.5 million redemption premium) to redeem 50% of its outstanding 1999 Series A 8% Convertible preferred stock. In January, 2001 the remaining 50% of this preferred stock was converted by the holder to the Company’s common stock at the conversion price of $5.25 per share. As a result of the redemption of its 1999 Series A 8% Convertible preferred stock, the Company will save $4.0 million in annual dividend payments. In May 2001, the Company reissued the $10.0 million of its 1996 Series A Convertible preferred stock to Bluebird in connection with the acquisition of Bluebird’s oil and gas properties. The Company will make dividend payments of $875 thousand annually to Bluebird.

Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of September 30, 2001 and December 31, 2000, and for the three months and nine months ended September 30, 2001 and 2000, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Balance Sheets

                                                  September 30, 2001
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
ASSETS
Current assets..............................    $      26,228           $     3,720       $       -       $     29,948
Property and equipment
  (using full cost accounting)..............          375,603                 8,167               -            383,770
Investment in subsidiaries
  (equity method)...........................           15,225                     -         (15,225)                 -
Investment in parent's bonds and
  preferred and common stock................                -                15,750         (15,750)                 -
Other assets................................           14,355                     -               -             14,355
                                             -----------------------------------------------------------------------------
  Total assets.............................     $     431,411           $    27,637       $ (30,975)      $    428,073
                                             =============================================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.........................    $      36,454           $       279       $       -       $     36,733
Long-term liabilities.......................          266,237                12,133          (4,700)           273,670
Shareholders' equity........................          128,720                15,225         (26,275)           117,670
                                             -----------------------------------------------------------------------------
  Total liabilities and shareholders' equity    $     431,411           $    27,637       $ (30,975)      $    428,073
                                             =============================================================================

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

                                                   December 31, 2000
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
ASSETS
Current assets..............................    $     33,556         $     6,894     $     (5,612)      $     34,838
Property and equipment
  (using full cost accounting)..............         208,115              52,417                -            260,532
Investment in subsidiaries
 (equity method)............................          25,574                   -          (25,574)                 -
Other assets................................          27,173                 319           (7,250)            20,242
                                            ---------------------------------------------------------------------------
  Total Assets.............................     $    294,418         $    59,630     $    (38,436)      $    315,612
                                            ===========================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities.........................    $     30,123         $     6,206     $     (5,612)      $     30,717
Long-term liabilities.......................         170,879              27,850           (7,250)           191,479
Shareholders' equity........................          93,416              25,574          (25,574)            93,416
                                            ---------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity    $    294,418         $    59,630     $    (38,436)      $    315,612
                                            ===========================================================================

             Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statement of Operations

                                    For the Three Months ended September 30, 2001
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
Revenues...................................    $        33,007        $         570       $      (6)     $    33,571
Expenses...................................             29,959                  446              (6)          30,399
                                           -----------------------------------------------------------------------------
Income before                                            3,048                  124               -            3,172
 Equity in net earnings of subsidiary......                 77                    -             (77)               -
                                           -----------------------------------------------------------------------------
Income before income taxes.................              3,125                  124             (77)           3,172
Income tax provision.......................             (1,154)                 (47)              -           (1,201)
                                           -----------------------------------------------------------------------------
Income before extraordinary loss...........              1,971                   77             (77)           1,971
Extraordinary loss.........................                  -                    -               -                -
                                           -----------------------------------------------------------------------------
  Net income...............................    $         1,971        $          77       $     (77)     $     1,971
                                           =============================================================================

                                         Three Months Ended September 30, 2000
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
Revenues...................................    $        19,309        $      11,476       $     (96)     $    30,689
Expenses...................................             16,792                6,204             (96)          22,900
                                           -----------------------------------------------------------------------------
Income before..............................              2,517                5,272               -            7,789
 Equity in net earnings of subsidiary......              3,275                    -          (3,275)               -
                                           -----------------------------------------------------------------------------
Income before income taxes.................              5,792                5,272          (3,275)           7,789
Provision for deferred income tax..........               (918)              (1,997)              -           (2,915)
                                           -----------------------------------------------------------------------------
  Net income...............................    $         4,874        $       3,275       $  (3,275)     $     4,874
                                           =============================================================================

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

                                     For the Nine Months ended September 30, 2001
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
Revenues...................................     $    100,302         $      24,160        $   (207)      $  124,255
Expenses...................................           76,852                11,267            (207)          87,912
                                           ----------------------------------------------------------------------------
Income before                                         23,450                12,893               -           36,343
 Equity in net earnings of subsidiary......            8,010                     -          (8,010)               -
                                           ----------------------------------------------------------------------------
Income before income taxes.................           31,460                12,893          (8,010)          36,343
Income tax provision.......................           (8,882)               (4,883)              -          (13,765)
                                           ----------------------------------------------------------------------------
Income before extraordinary loss...........           22,578                 8,010          (8,010)          22,578
Extraordinary loss.........................             (304)                    -               -             (304)
                                           ----------------------------------------------------------------------------
  Net income...............................    $      22,274         $       8,010        $ (8,010)      $   22,274
                                           ----------------------------------------------------------------------------

                                         Nine Months Ended September 30, 2000
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
Revenues...................................     $     54,549         $      30,128        $   (309)      $   84,368
Expenses...................................           50,964                17,866            (309)          68,521
                                           ----------------------------------------------------------------------------
Income before..............................            3,585                12,262               -           15,847
 Equity in net earnings of subsidiary......            7,618                     -          (7,618)               -
                                           ----------------------------------------------------------------------------
Income before income taxes.................           11,203                12,262          (7,618)          15,847
Provision for deferred income tax..........           (1,221)               (4,644)              -           (5,865)
                                           ----------------------------------------------------------------------------
  Net income...............................     $      9,982         $       7,618        $ (7,618)      $    9,982
                                           ============================================================================

            Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows

                                     For the Nine Months Ended September 30, 2001
                                                 Magnum Hunter          Bluebird                       Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                           And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
Cash flow from operating activities.........     $      65,397         $    13,761         $       -     $    79,158
Cash flow from investing activities.........          (175,127)             40,807           (18,578)       (152,898)
Cash flow from financing activities.........           112,942             (54,709)           18,578          76,811
                                             ------------------------------------------------------------------------
Net increase (decrease) in cash.............             3,212                (141)                -           3,071
Cash at beginning of period.................            (1,811)              1,820                 -               9
                                             ------------------------------------------------------------------------
Cash at end of period.......................     $       1,401         $     1,679         $       -     $     3,080
                                             ========================================================================

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
                                             ------------------------------------------------------------------------
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
                                             ========================================================================

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE 7 - ACQUISITION

On September 17, 2001, the Company acquired proved oil and gas properties located in Southeast New Mexico totaling approximately 41.8 Bcfe of reserves for $31.3 million, net of purchase price adjustments. The transaction had an effective date of July 1, 2001, and had no material effect on the Company’s operating results for the three and nine month periods ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with Magnum Hunter’s consolidated financial statements and the notes associated with them contained in its Form 10-K/A for the year ended December 31, 2000. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum Hunter.

Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section of this document for an explanation of these types of assertions.

The Company’s results of operations have been significantly affected by our past success in acquiring oil and gas properties and our ability to maintain or increase oil and natural gas production through exploration and exploitation activities. Fluctuations in oil and gas prices have also significantly affected the results of operations.

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas proved reserves are capitalized into a “full cost pool” as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices subsequently increase. The Company’s capitalized costs exceeded the PV-10 limitation utilizing prices in effect at September 30, 2001 by $81.5 million. However, no write-down for impairment of oil and properties was required as a result of the increase in oil and gas prices subsequent to September 30, 2001. Significant downward revisions of quantity estimates or declines in oil and gas prices, which are not offset by other factors, could possibly result in write-down for impairment of oil and gas properties in the future.

The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations.

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
Oil and Gas Operations                     2001             2000            2001            2000

Reported Production:
   Oil (MBbls).............................      392             294           1,019             998
   Gas (MMcf)..............................    6,821           4,779          18,106          14,611
   Oil and Gas (MMcfe).....................    9,174           6,541          24,221          20,601
   Equivalent Daily Rate (MMcfe/day).......     99.7            71.1            88.7            75.2
Underlying Production (*):
   Oil (MBbls).............................      392             294           1,019             876
   Gas (MMcf)..............................    6,821           4,595          18,106          13,040
   Oil and Gas (MMcfe).....................    9,174           6,358          24,221          18,294
   Equivalent Daily Rate (MMcfe/day).......     99.7            69.1            88.7            66.8
   (*) Adjusted for the sale of properties in June and September 2000.

Average Sale Prices (after hedging)
   Oil (per Bbl)...........................  $ 24.52       $   21.31         $ 26.03         $ 22.07
   Gas (per Mcf)...........................     2.92            3.92            4.45            3.28
   Oil and Gas (per Mcfe)..................     3.22            3.82            4.42            3.40
Effect of hedging activities (per Mcfe)....  $  0.15       $   (0.66)        $  0.05         $ (0.43)
Lease Operating Expense (per Mcfe)
   Lifting costs...........................  $  0.59       $    0.53         $  0.62         $  0.60
   Production tax and other costs..........     0.30            0.46            0.41            0.41
Gross margin (per Mcfe)....................  $  2.33       $    2.83         $  3.39         $  2.39

Gas Gathering, Marketing and
   Processing Operations

Throughput Volumes (Mcf per day)
   Gathering.............................     15,525          16,424          16,111           16,600
   Processing............................     14,311          15,190          13,637           17,145
Gross margin (in thousands)..............    $   692        $  1,034         $ 1,621         $  2,986
   Gathering (per Mcf throughput)........    $  0.19        $   0.17         $  0.08         $   0.17
   Processing (per Mcf throughput).......    $  0.32        $   0.53         $  0.34         $   0.46

Period to Period Comparison

For the Three Months Ended September 30, 2001 and 2000

We reported net income of $2.0 million for the three months ended September 30, 2001, a 60% decrease from net income of $4.9 million for the same period in 2000. Total operating revenues increased 9% to $33.6 million and operating profit decreased 40% to $7.9 million in 2001. A 16% decrease in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 40% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for these results. Income applicable to common shares was $2.0 million in the 2001 period versus $3.9 million in the 2000 period, a 49% decrease. Income per common share-diluted declined 67% to $0.05 per share in the 2001 period compared to $0.15 per share, diluted, in the 2000 period. No dividends were recorded in the 2001 period due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock. We had previously redeemed $25.0 million (liquidation value) of the 1999 Series A 8% Convertible preferred stock in December, 2000 and Bluebird acquired 100% of our $10.0 million (liquidation value) in 1996 Series A Convertible preferred stock during May, 2000.

Oil and Gas Operations:

For the three months ended September 30, 2001, we reported oil production of 392 Mbbls (thousand barrels) and gas production of 6,821 MMcf (million cubic feet), which represents an increase of 33% in oil and an increase of 43% in gas produced from the comparable period in 2000. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 40% to 99.7 MMcfe/day in the 2001 period. The reported production in the 2000 period was impacted by the sale of certain non-core oil and gas properties which took effect in June and September 2000. Excluding the production of these properties from both periods, our underlying equivalent daily rate of production increased 44% . These increases were the result of the success of our drilling program offsetting normal production declines.

The decrease in gas prices was a significant factor affecting the decrease in net income in the 2001 period. Prices realized in the 2001 period averaged $24.52 per barrel of oil and $2.92 per Mcf of gas. Prices realized in the 2000 period averaged $21.31 per barrel of oil and $3.92 per Mcf of gas. On a thousand cubic feet of gas equivalent (Mcfe) basis, this represented a 16% decrease in prices realized. The unit prices realized include the effects of hedging.

From time to time, we enter into hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2001 period, hedging decreased the average price we received for oil by $0.55 per barrel and increased the average price we received for gas by $0.23 per Mcf. For the three-month period in 2001 we had approximately 15% of our natural gas production hedged at a weighted average price using cost-less collars of $4.50 to $6.15 per Mcf and a swap at $2.82 per Mcf and we had approximately 70% of our crude oil and plant liquid production hedged at a weighted average price using cost-less collars of $25.00 to $32.02 per barrel.

As a result of higher production levels, oil and gas revenues increased 18% to $29.5 million in the 2001 period compared to $25.0 million in the 2000 period.

For the 2001 period, oil and gas production lifting costs, on a unit of production basis, were $0.59 per Mcfe as compared to $0.53 per Mcfe in the 2000 period, an increase of 11% due to generally higher labor, fuel and maintenance costs. Production tax and other costs were $0.30 per Mcfe in the 2001 period compared to $0.46 per Mcfe in the 2000 period, a decrease of 35%, principally due to a decrease of $0.12 per Mcfe in production tax, which is a function of lower gas prices.

Gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2001 period was $21.4 million, or $2.33 per Mcfe, compared to $18.5 million, or $2.83 per Mcfe in the 2000 period, a decrease of 18% on a per unit of production basis, primarily as a result of lower gas prices.

Gathering, Marketing and Processing Operations:

For the three months ended September 30, 2001, our gathering systems throughput was 15.5 MMcf per day versus 16.4 MMcf per day for the same period in 2000, a decline of 5% due to normal production declines behind the systems. Gas processing throughput was 14.3 MMcf per day in 2001 versus 15.2 MMcf per day in 2000, a decrease of 6%, due to natural declines in producing properties supplying the gas processing plants.

Revenues from gathering, marketing and processing decreased 29% to $3.8 million in 2001 versus $5.3 million in 2000. We received significantly lower prices for natural gas in the 2001 period compared to the 2000 period. Operating costs for the gathering, marketing and processing segment decreased 28% to $3.1 million in 2001 from $4.3 million in 2000. Lower natural gas prices affected the cost of gas marketed and processed.

The gross margin realized from gathering, marketing and processing for 2001 was $692 thousand versus $1.0 million in 2000, a decrease of 33%. Gathering margin was $0.19 per Mcf gathered in 2001 versus $0.17 per Mcf in 2000 due to an increase in marketing spreads. Processing margin was $0.32 per Mcf in 2001 compared to $0.53 per Mcf in 2000 due to less favorable processing economics.

Oil Field Management Services Operations:

Revenues from oil field management services were $273 thousand in the 2001 period versus $394 thousand in the 2000 period due to a decrease in customers for whom we provided management and operations services compared to the year earlier period. Operating costs of $201 thousand in 2001 compared to $200 thousand in 2000 were essentially unchanged. The gross margin for this segment in 2001 was $72 thousand versus $194 thousand in 2000, a decrease of 63%.

Other Income and Expenses:

Depreciation and depletion expense was $12.2 million in the 2001 period versus $5.4 million in the 2000 period, an increase of 126% due to higher production levels and higher unit costs. Depreciation and depletion on oil and gas properties was $1.30 per Mcfe in 2001 versus $0.78 per Mcfe in 2000. This 66% increase in the equivalent unit cost was due primarily to an increase in development costs associated with our exploration efforts in the Gulf of Mexico. Management expects the depreciation and depletion rate for the fourth quarter of 2001 will be lower than the third quarter of 2001 rate due to proved reserve additions in the Gulf of Mexico recently evaluated by the Company’s third party engineering consultants.

General and administrative expense for 2001 increased 81% to $2.0 million from $1.1 million in 2000. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company’s overall headcount associated with its increased activity level. We recorded equity in earnings of affiliate of $334 thousand in 2001 versus $92 thousand in 2000. This increase was due to increased net earnings from gas marketing operations of the Company’s 30% owned affiliate. Other income was $67 thousand for 2001 versus $165 thousand in 2000. The decrease was caused by a decrease in interest income.

Interest expense was $5.1 million for 2001 versus $5.7 million for 2000, a decrease of 10%. During the 2001 period, the interest rate on our primarily LIBOR-based bank debt declined 34% from the rate in the 2000 period. Interest expense was also reduced in the 2001 period by the repurchase of $10.5 million of our 10% Senior Notes in June, 2001. This effect was offset by a 32% increase in our weighted average daily bank debt outstanding in the 2001 period. Interest expense was increased by $8 thousand due to interest rate derivatives in the 2001 period versus an increase of $89 thousand in the 2000 period.

We recorded a total provision for income tax expense of $1.2 million in 2001 versus $2.9 million in 2000. The 2001 period provision included a $1.9 million benefit for current taxes payable based on revised estimates of taxes due for 2001.

There were no dividends applicable to preferred stock in 2001 as compared to $1.0 million for the 2000 period. The elimination of the outstanding preferred stock was due to the purchase, redemption and conversion of all of the Company’s outstanding dividend paying preferred stock.

For the Nine Months Ended September 30, 2001 and 2000

We reported net income of $22.3 million for the nine months ended September 30, 2001 as compared to net income of $10.0 million for the same period in 2000, an increase of 123%. The 2001 period results include an extraordinary loss from early extinguishment of debt of $304 thousand, net of tax benefits, from the repurchase of $10.5 million of the Company’s 10% Senior Notes. Total operating revenues increased 47% to $124.3 million in 2001 from $84.4 million in 2000 and operating profit increased 53% to $49.2 million in 2001 from $32.2 million in 2000. A 30% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with an 18% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for these improved results. Income applicable to common shares was $22.3 million in the 2001 period versus $6.7 million in the 2000 period. Income per common share-diluted was $0.60 per share in the 2001 period compared to $0.32 per share-diluted, in the 2000 period, an increase of 88%. The effect of the extraordinary loss in the 2001 period was $0.01 per share, basic and diluted. No dividends were recorded in the 2001 period due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock. We had previously redeemed $25.0 million (liquidation value) of the 1999 Series A 8% Convertible preferred stock in December, 2000 and Bluebird acquired 100% of our $10.0 million (liquidation value) in 1996 Series A Convertible preferred stock during May, 2000.

Oil and Gas Operations:

For the nine months ended September 30, 2001, we reported oil production of 1.0 MMbbls (million barrels) and gas production of 18,106 MMcf (million cubic feet), which represents an increase of 2% in oil and an increase of 24% in gas produced from the comparable period in 2000. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 18% to 88.7 MMcfe/day in the 2001 period from 75.2 Mmcfe/day in the 2000 period. The reported production in the 2000 period was impacted by the sale of certain non-core oil and gas properties which took effect in June and September 2000. Excluding the production of these properties from both periods, our underlying oil production increased 17% and our underlying gas production increased 39% in the 2001 period compared to the 2000 period, with the underlying equivalent daily rate of production increasing 33% to 88.7 MMcfe/day . These increases were the result of the success of our drilling program offsetting normal production declines.

The increase in oil and gas prices was the most significant factor affecting the increase in net income in the 2001 period. Prices realized in the 2001 period averaged $26.03 per barrel of oil and $4.45 per Mcf of gas. This represents a 30% increase on a thousand cubic feet of gas equivalent (Mcfe) basis over the 2000 period average realized prices of $22.07 per barrel of oil and $3.28 per Mcf of gas. The unit prices realized include the effects of hedging. During the 2001 period, hedging increased the average price we received for oil by $0.24 per barrel and decreased the average price we received for gas by $0.05 per Mcf.

As a result of higher realized prices and higher production levels, oil and gas revenues increased 53% to $107.2 million in the 2001 period compared to $70.0 million in the 2000 period.

For the 2001 period, oil and gas production lifting costs, on a unit of production basis, were $0.62 per Mcfe as compared to $0.60 per Mcfe in the 2000 period, an increase of 3%. Production tax and other costs were $0.41 per Mcfe in both the 2001 and 2000 periods.

Gross margin for oil and gas operations for the 2001 period was $82.2 million, or $3.39 per Mcfe, compared to $49.1 million, or $2.39 per Mcfe in the 2000 period, an increase of 42% on a per unit of production basis, primarily as a result of higher oil and gas prices and the increase in our daily unit production rate.

Gathering, Marketing and Processing Operations:

For the nine months ended September 30, 2001, our gathering systems throughput was 16.1 MMcf per day versus 16.6 MMcf per day for the same period in 2000, a decline of 3% due to normal production declines behind the systems. Gas processing throughput was 13.6 MMcf per day in 2001 versus 17.1 MMcf per day in 2000, a decrease of 20%. Our reported throughput in the 2001 period was reduced due to (i) the sale in September 2000 of a substantial ownership interest in oil and gas properties supplying one of our plants, (ii) the voluntary shutdown of one gas processing plant for approximately 1½ months of the 2001 period due to adverse processing economics as a result of high natural gas prices and (iii) normal production declines on properties supplying the plants.

Revenues from gathering, marketing and processing increased 16% to $15.7 million in 2001 versus $13.5 million in 2000. We received significantly higher prices for natural gas liquids and plant products sold in the 2001 period compared to the 2000 period. Operating costs for the gathering, marketing and processing segment increased 33% to $14.1 million in 2001 from $10.6 million in 2000. Higher natural gas prices paid affected the cost of gas marketed and processed.

The gross margin realized from gathering, marketing and processing for 2001 was $1.6 million versus $3.0 million in 2000, a decrease of 46%. Gathering margin was $0.08 per Mcf gathered in 2001 versus $0.17 per Mcf in 2000 due to a decrease in marketing spreads and losses incurred on pipeline imbalance positions. Processing margin was $0.34 per Mcf in 2001 compared to $0.46 per Mcf in 2000 due to higher prices, less favorable processing economics, and the temporary shutdown of a plant for a portion of the 2001 period.

Oil Field Management Services Operations:

Revenues from oil field management services were $1.4 million in the 2001 period versus $870 thousand in the 2000 period due to higher management and operations services fees charged to third parties, primarily on offshore operations. Operating costs increased to $955 thousand in 2001 from $450 thousand in 2000 due to higher costs for labor and overhead. The gross margin for this segment in 2001 was $439 thousand versus $420 thousand in 2000, an increase of 5%.

Other Income and Expenses:

Depreciation and depletion expense was $29.3 million in the 2001 period versus $16.9 million in the 2000 period, an increase of 73% due to higher production levels and higher unit costs. Depreciation and depletion on oil and gas properties was $1.17 per Mcfe in 2001 versus $0.78 per Mcfe in 2000. This 50% increase in the equivalent unit cost was due primarily to an increase in development costs associated with our exploration efforts in the Gulf of Mexico. Management expects the depreciation and depletion rate for the year ended December 31, 2001, will be lower than the rate for the nine months ended September 30, 2001, due to proved reserve additions in the Gulf of Mexico recently evaluated by the Company’s third party engineering consultants.

General and administrative expense for 2001 increased 71% to $5.8 million from $3.4 million in 2000. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company’s overall headcount associated with its increased activity level. We recorded equity in earnings of affiliate of $1.2 million in 2001 versus a gain of $362 thousand in 2000. This increase was due to increased net earnings from gas marketing operations of the Company’s 30% owned affiliate. Other income was $224 thousand for 2001 versus $394 thousand in 2000. The decrease was caused by a reduction in interest income.

Interest expense was $14.2 million for 2001 versus $17.1 million for 2000, a decrease of 17%. During the 2001 period, the interest rate and weighted average daily balance on our primarily LIBOR-based bank debt were lower than in 2000. Interest rates fell 22% and weighted average daily outstanding balances fell 16% in 2001 versus 2000. We also benefitted in the 2001 period by the repurchase of $10.5 million of our 10% Senior Notes in June, 2001. In addition, interest expense was reduced in the 2001 period by $877 thousand as a result of interest rate derivatives versus an increase in interest expense of $64 thousand from interest rate derivatives in the 2000 period.

We recorded a total provision for income tax expense of $13.8 million in 2001 versus $5.9 million in 2000, an increase of 135%.

There were no dividends applicable to preferred stock in 2001 as compared to $3.3 million for the 2000 period. The elimination of the outstanding preferred stock was due to the purchase, redemption and conversion of all of the Company’s outstanding dividend paying preferred stock.

Liquidity and Capital Resources

CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the nine month periods in 2001 and 2000 was $79.2 million and $29.9 million, respectively. The substantial increase in our operating cash flows in 2001 over 2000 is primarily the result of higher realized oil and gas prices and higher production levels. Our net working capital position at September 30, 2001 was a deficit of $6.8 million. On that date, we also had available $23.5 million under our senior bank credit facility.

INVESTING ACTIVITIES. Net cash used in investing activities was $152.9 million in the 2001 period. We made capital expenditures of $153.3 million during the first nine months of 2001. Our capital expenditures are discussed in further detail below. Additionally, we received a distribution of $1.6 million from an unconsolidated affiliate and we made an investment in an unconsolidated affiliate of $2.0 million. We realized proceeds of $706 thousand from sale of assets and received payments on promissory notes receivable totaling $66 thousand during the 2001 period.

In the 2000 period, net cash provided by investing activities was $10.0 million, which included proceeds from asset sales of $43.6 million, capital expenditures of $31.6 million, a loan made and repaid for $1.0 million and investment in unconsolidated affiliate of $2.1 million.

FINANCING ACTIVITIES. Net cash provided by financing activities was $76.8 million in the nine month period in 2001. We borrowed $232.0 million under our senior bank credit lines. We repaid borrowings under our senior bank credit lines by $146.6 million, made payments of $145 thousand on production payment and other loans and repurchased $10.5 million principal value of our 10% Senior Notes on the open market for $10.8 million. We received $3.2 million in cash from the issuance of common stock. We paid $825 thousand for fees related to financing activities, made a loan to stockholder of $300 thousand, received repayment of stockholder loans of $360 thousand, made a loan to the ESOP of $749 thousand and purchased treasury stock for $1.0 million. Cash dividends paid were $169 thousand in 2001. Due to the repayment of Bluebird’s bank debt, its cash is no longer restricted.

In the 2000 period, net cash used in financing activities was $40.2 million. We borrowed a total of $48.6 million under our senior bank credit lines. We repaid borrowings under our senior bank credit lines by $74.3 million and repaid a production payment loan by $76 thousand. We realized proceeds from issuance of common stock of $310 thousand. We also paid fees related to financing activities of $466 thousand, loaned the ESOP $312 thousand and paid preferred dividends of $3.7 million. Bluebird purchased $499 thousand of treasury stock, acquired our 1996 Series A convertible preferred stock in an exchange for $10.0 million and had a net decrease in cash of $6 thousand. Loans repaid by stockholders were $353 thousand. BLUEBIRD’S CAPITAL RESOURCES. On May 17, 2001, Bluebird sold all of its proved and unproved oil and gas properties, except for its investment in Tel Offshore Trust, and all of its pipelines and other fixed asset property to Magnum Hunter Production, Inc., for $17.7 million in cash and $10.0 million of our 1996 Series A Convertible preferred stock. Bluebird used the cash to repay and retire its $17.7 million of debt under its senior bank credit line. The effective date of the sale was May 1, 2001. Bluebird remains an unrestricted subsidiary under the Company’s senior bank credit agreement. At September 30, 2001, Bluebird had no capital spending plans or commitments and no remaining debt or interest payment requirements.

MAGNUM HUNTER’S LIQUIDITY AND CAPITAL RESOURCES. The following discussion of Magnum Hunter’s capital resources refers to the Company and its affiliates other than Bluebird, whose capital resources were discussed separately above. Internally generated cash flow and the borrowing capacity under its senior bank credit line are the Company’s major source of liquidity. From time to time, the Company may also sell properties in order to increase liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, the Company has accessed both public and private capital markets to provide liquidity for specific activities and general corporate purposes.

In December 2000, the Company used $10.0 million in cash to purchase 100% of its 1996 Series A Convertible preferred stock outstanding from Bluebird. This preferred stock was held by another 100% owned affiliate for possible re-issue at a later date. Also in December 2000, the Company spent $30.5 million (including a $5.5 million redemption premium) to redeem 50% of its outstanding 1999 Series A 8% Convertible preferred stock. In January, 2001 the remaining 50% of this preferred stock was converted by the holder to the Company’s common stock at the conversion price of $5.25 per share. As a result of the redemption of its 1999 Series A 8% Convertible preferred stock, the Company will save $4.0 million in annual dividend payments. In May 2001, the Company reissued the $10.0 million of its 1996 Series A Convertible preferred stock to Bluebird in connection with the acquisition of Bluebird's oil and gas properties. The Company will make dividend payments of $875 thousand annually to Bluebird.

On May 17, 2001, the Company closed on a new $225 million Senior Bank Credit Facility, of which $112.5 million was available under the borrowing base. This new credit facility consolidated and replaced both the Company’s and Bluebird’s previous credit facilities. Since the initial setting of the borrowing base, it was raised three times until reaching its current level of $160.0 million. At September 30, 2001, borrowings under this line were $136.5 million, leaving availability of $23.5 million on that date. On a semiannual basis, the borrowing base is redetermined by the banks based on their review of the Company’s oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess.

The Company’s internally generated cash flow, results of operations, and financing for its operations are dependent on oil and gas prices. As a result of substantial increases in oil and gas prices in the first quarter of 2001 versus 2000, our earnings and cash flows in the 2001 period have been materially increased compared to the 2000 period. To the extent that oil and gas prices decline, the Company’s earnings and cash flows may be adversely affected. Due to the level of success that the Company has achieved in the offshore Gulf of Mexico, the Company has increased its proposed capital expenditure budget for the year 2001 to $156.1 million. However, the Company believes that its cash flow from operations, existing working capital and availability under its new senior line of credit may not be sufficient to fund our currently anticipated capital expenditure budget for the remainder of 2001.

For the Company to fund its currently anticipated capital expenditure budget for the remainder of 2001, the Company is actively exploring new sources of financing including sale/leaseback transactions, industry partners to purchase interest in Company properties, the issuance of equity securities and the sale of non-core assets which may include certain affiliates. For example, the Company has been actively negotiating with a financial party to consummate a sale/leaseback of some of its offshore platforms recently installed and under construction. The Company has a term sheet with such financial partner on terms acceptable to the Company and the financial party is seeking formal credit approval for the transaction. Should such a transaction be consummated, the Company anticipates receiving in excess of $15 million. In addition, the Company is currently seeking industry partners to acquire an interest in certain of the Company’s offshore properties, resulting in an influx of cash and/or a corresponding decrease in future capital expenditures on such project. Finally, the Company is pursuing the sale of certain equity investments. The Company has received a bona-fide offer from a third party to acquire its equity investment in an affiliated entity in an amount exceeding the Company’s book value of such investment.

In addition to these specific items of liquidity, the Company may also issue equity securities under its universal shelf registration statement, dispose of assets in its unrestricted subsidiary, Bluebird, and monetize or dispose of certain other non-strategic assets.

In the event that these additional sources of financing are not sufficient to meet the Company’s currently anticipated capital expenditure budget for the remainder of 2001, the Company would be required to reduce such expenditures to equal its funding sources. In such event, the Company may be required to go non-consent on certain projects and be subject to the customary and standard penalties under the applicable operating agreements.

CAPITAL EXPENDITURES. During the nine month period ended September 30, 2001, the Company’s total capital expenditures for property, plant and equipment were $153.3 million. Exploration activities accounted for $20.2 million, development activities accounted for $95.0 million, and additions to other assets accounted for $1.2 million of the capital expenditures. Capital expenditures also included $5.8 million for the acquisition of proved reserves in the Gulf of Mexico and $31.1 million for the acquisition of proved reserves in Southeast New Mexico. As of September 30, 2001, the Company had total unproved oil and gas property costs of $19.5 million, consisting entirely of property acquisition costs.

For the year 2001, the Company has budgeted approximately $156.1 million for exploration and development activities. The Company is currently in the process of formulating its capital spending plans for 2002. The Company is not contractually obligated to proceed with any of its material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company’s control or ability to forecast, including drilling results, oilfield costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

In the normal course of business, the Company reviews opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company’s growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company from time to time will be acceptable to the sellers. In the event of a future significant acquisition, the Company may require additional financing in connection therewith. The Company does not budget for acquisition expenditures.

FORWARD-LOOKING STATEMENTS. This Form 10-Q and the information incorporated by reference contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words “expect”, “project”, “estimate”, “believe”, anticipate, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

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

Inflation and Changes in Prices

During the 2001 period, the Company experienced substantial increase in prices for oil and gas compared to the same period in the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the adverse effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company’s oil and gas production during the projected next 12 months.

The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. A significant portion of the Company’s gas production is currently sold to a 30% owned affiliate, NGTS, LLC, or end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

New Accounting Standards

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

At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company has designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. In June, 2001 the Company terminated its position in this derivative. For the nine months ended September 30, 2001, the Company recognized a gain of $916 thousand as a reduction of interest expense for this derivative.

With respect to the cash-flow hedges, at the accounting change transition, the Company recorded a derivative asset of $648 thousand related to the crude oil derivatives with a cumulative effect increase to other comprehensive income of $403 thousand (net of income taxes) and a derivative liability of $3.5 million related to the natural gas derivatives with a cumulative effect decrease to other comprehensive income of $2.2 million (net of income taxes).

In May, 2001, the Company entered into additional costless collars for crude oil for the periods July 2001 through December 2001. In August, 2001, the Company entered into a swap transaction for natural gas for the periods September 2001 through November 2001 and interest rate swaps (receive variable/pay fixed) on $50 million of its variable rate bank debt for the period August 2001 through August 2003. These crude oil, natural gas and interest rate derivatives qualify as cash flow hedges.

At September 30, 2001, the Company’s crude oil and natural gas derivatives had a fair value of $616 thousand and $2.5 million, respectively, and were recognized as derivative assets. The Company recognized a liability of $903 thousand on its interest rate derivatives. For the three-month period ended September 30, 2001, the income statement includes a loss of $216 thousand related to the crude oil derivatives, a gain of $1.6 million related to the natural gas derivatives and a loss of $39 thousand on interest rate derivatives, net of amounts reclassified out of other comprehensive income. For the nine-month period ended September 30, 2001, the income statement includes a gain of $246 thousand related to the crude oil derivatives, a gain of $943 thousand related to the natural gas derivatives and a loss of $39 thousand on the interest rate derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income related to the oil and natural gas derivatives at September 30, 2001 will be reclassified into the income statement within the next three months and for the interest rate derivatives within the next two years.

Recently Issued Statements

SFAS No. 141 - SFAS No. 141, "Business Combinations", is effective for the Company beginning July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

In addition, SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and establishes a new method of testing goodwill that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for the Company beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

The Company is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Energy swap agreements. The Company produces, purchases, and sells crude oil, natural gas, condensate, and natural gas liquids. As a result, the Company’s financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company engages in futures contracts with certain of its oil and gas production through various contracts (“Swap Agreements”). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange (“NYMEX”) light sweet oil and the Inside FERC natural gas index price posting (“Index”). The Company has contracts which contain specific contracted prices (“Swaps”) that are settled monthly based on the differences between the contract prices and the specified Index prices for each month applied to the related contract volumes. To the extent the Index exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the Index price, the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (“Costless Collars”). To the extent the Index price exceeds the contract ceiling, the Company pays the spread between the ceiling and the Index price applied to the related contract volumes. To the extent the contract floor exceeds the Index, the Company receives the spread between the contract floor and the Index price applied to the related contract volumes.

To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

At September 30, 2001, the Company had the following open contracts:

             Type         Volume/Month           Duration             Avg. Price

Oil

          Collar.......     30,000 Bbl         Oct 01 - Dec 01       Floor - $25.00
                                                                     Cap   - $31.25

          Collar.......     30,000 Bbl         Oct 01 - Dec 01       Floor - $25.00
                                                                     Cap   - $32.10

          Collar.......     30,000 Bbl         Oct 01 - Dec 01       Floor - $25.00
                                                                     Cap   - $32.70

Gas

          Collar.......    300,000 MMBtu       Oct 01 - Dec 01       Floor - $ 4.50
                                                                     Cap   - $ 6.15

          Swap.........    150,000 MMBtu       Oct 01 - Nov 01               $ 2.98

Based on future market prices at September 30, 2001, the fair value of open contracts to the Company was an asset of $3.1 million. If future market prices were to increase 10% from those in effect at September 30, 2001, the fair value of open contracts to the Company would decrease in value to an asset of $2.1 million. If future market prices were to decline 10% from those in effect at September 30, 2001, the fair value of the open contracts to the Company would increase to an asset of $3.6 million.

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

On August 9, 2001, the Company entered into two interest rate swaps in order to shift a portion of its variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps.

        Type               Notional Amount      Termination Date       Pay Rate         Receive Rate

Pay Fixed/Receive Variable     $50,000,000            8/23/03         4.25 % Fixed        3 month
                                                                                         LIBOR rate
                                                                                      currently 3.5275%

The rate the Company receives will be reset every three months to exactly match the rate the Company will pay on $50.0 million of its outstanding LIBOR-based bank debt.

Based on future market prices at September 30, 2001, the fair value of open interest rate swap contracts to the Company was a liability of $903 thousand. If future market rates were to increase 10% from those in effect at September 30, 2001, the fair value of open contracts to the Company would be a liability of $564 thousand. If future market rates were to decline 10% from those in effect at September 30, 2001, the fair value of the open contracts to the Company would be a liability of $1.2 million.

Fixed and Variable Debt.   The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

The following table presents the carrying and fair value of the Company’s debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate senior notes, which are valued at their last traded value before September 30, 2001.

   Expected Maturity Dates
     (in thousands)             2001    2002    2003      2004-2006   2007        Total    Fair Value
Variable Rate Debt:
Bank Debt with Recourse (a)... $  -    $  -   $136,500      $  -      $      -  $ 136,500   $   136,500
Fixed Rate Debt:
Senior Notes (b).............. $  -    $  -   $      -      $  -      $129,550  $ 129,550   $   130,522
Bank Debt with Recourse (c)... $  5    $ 19   $      1      $  -      $      -  $      25   $        25

(a)   The average interest rate on the bank debt with recourse is 5.47%.
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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.

/s/Gary C. Evans Gary C. Evans Chairman of the Board, President and Chief Executive Officer	November 14, 2001

/s/Chris Tong Chris Tong Sr. Vice President and Chief Financial Officer	November 14, 2001

/s/David S. Krueger David S. Krueger Vice President and Chief Accounting Officer	November 14, 2001

/s/Morgan F. Johnston Morgan F. Johnston Vice President, General Counsel and Secretary	November 14, 2001