Form 10-K
period 2001-12-31
MAGNUM HUNTER RESOURCES INC
filed 2002-04-15
CIK 854271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark one) [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________ .


                           Commission File No. 1-12508

                          MAGNUM HUNTER RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                Nevada 87-0462881
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
           --------------------------------------------------------------
               (Address of principal executive offices)        (zip code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2002, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the American Stock Exchange, was $343,891,333.

     The number of shares outstanding of the registrant's common stock at March 15, 2002 was 70,065,447.

                                TABLE OF CONTENTS

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1.    Business...............................................................................................1
            The Company...........................................................................................1
            Business Strategy ....................................................................................3
            Properties ...........................................................................................4
            Development and Exploration Activities ...............................................................7
            Gathering and Processing of Gas ......................................................................8
            Marketing of Production ..............................................................................9
            Petroleum Management and Consulting Services ........................................................10
            Competition..........................................................................................10
            Regulation ..........................................................................................10
            Employees ...........................................................................................13
            Facilities ..........................................................................................13
            Risk Factors.........................................................................................14
Item 2.    Description of Properties.............................................................................22
            Oil and Gas Reserves ................................................................................22
            Oil and Gas Production, Prices and Costs ............................................................25
            Drilling Activity ...................................................................................26
            Oil and Gas Wells ...................................................................................27
            Oil and Gas Acreage .................................................................................27
Item 3.    Legal Proceedings.....................................................................................28
Item 4.    Submission of Matters to a Vote of Security Shareholders..............................................28

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..............................................28
Item 6.    Selected Financial Data...............................................................................29
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................32
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................47
Item 8.   Financial Statements and Supplementary Data...........................................................F-1
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure...................49

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................................49
Item 11.  Executive Compensation.................................................................................54
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................57
Item 13.  Certain Relationships and Related Transactions.........................................................58
          Glossary...............................................................................................59
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.........................................61


                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This document includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

     o benefits, effects or results of the merger with Prize Energy Corp. ("Prize);
     o cost reductions, operating efficiencies or synergies and the integration of operations in connection;
     o with the merger with Prize;
     o future stock market valuations;
     o tax and accounting treatment of the merger and the warrants offering;
     o repayment of debt;
     o business strategies;
     o expansion and growth of operations after the merger with Prize; and
     o future operating results and financial condition.

     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including:

     o general economic and business conditions;
     o prices of crude oil, natural gas and natural gas liquids and industry expectations about future prices;
     o the business opportunities, or lack of opportunities, that may be presented to and pursued by us;
     o the ability to integrate our operations with Prize; and
     o changes in laws or regulations.

     These factors are in addition to the risks described in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this document. Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Item 1. Business

The Company

     Magnum Hunter Resources, Inc., a Nevada corporation ("Magnum Hunter" or the "Company"), is an independent energy company engaged in the exploration, exploitation and development, acquisition and operation of oil and gas properties with a geographic focus in the Mid-Continent Region, the Permian
Basin and the Gulf of Mexico/Gulf Coast. Management of the Company has implemented a business strategy that emphasizes acquisitions of long-lived proved reserves with significant exploitation and development opportunities where the Company generally could control the operations of the properties. As part of this strategy, from 1996 through 2001, the Company acquired significant properties from Burlington Resources Inc. ("Burlington"), Spirit Energy 76 ("Spirit 76"), a business unit of Union Oil Company of California, Vastar Resources, Inc. ("Vastar") and Mallon Resources Corporation ("Mallon"). In addition to its focus on selected exploratory drilling prospects in the Gulf of Mexico as described below, the Company intends to continue to concentrate its efforts on additional producing property acquisitions strategically located within its geographic area of operations. The Company also intends to continue to develop its substantial inventory of drilling and workover opportunities located onshore. The Company has identified over 358 development drilling locations (including both production and injection wells) and workover opportunities on its properties to which Proved reserves have been attributed, substantially all of which are low-risk in-fill drilling opportunities.

     In 1998, the Company acquired an approximate 40% beneficial ownership interest in TEL Offshore Trust ("TEL"), a trust created under the laws of the state of Texas. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana in the shallow waters in the Gulf of Mexico. As of March 31, 2002, the Company owned approximately 36% of the units of beneficial ownership in TEL.

     Additionally, the Company owns over 480 miles of gas gathering systems and a 50% or greater ownership interest in three natural gas processing plants that are located adjacent to certain Company-owned and operated producing properties located in the states of Texas, Oklahoma and Arkansas.

     At December 31, 2001, the Company had an interest in 3,241 wells and had estimated Proved reserves of 378 Bcfe with a PV-10 of $311.9 million.
Approximately70% of these reserves were Proved developed reserves: 31% were attributable to the Mid-Continent Region, 33% were attributable to the Permian Basin, and 36% were attributable to the Gulf of Mexico/Gulf Coast region. At December 31, 2001, the Company's Proved reserves had an estimated Reserve Life of approximately 11.3 years and were 66% natural gas. The Company serves as operator for approximately 70% of its properties, based on the gross number of producing wells in which the Company owns an interest and 75% of its properties, based upon the year-end PV-10 value.

     As a result of its property acquisitions and successful drilling activities during 2001, the Company has achieved growth as described below:

     o Proved reserves increased 3% to 378 Bcfe at year- end 2001 from 367 Bcfe at year-end 2000; and

     o Average daily production increased 22% to 91,292 MMcfe during fiscal 2001 from 74,777 MMcfe in fiscal 2000. The Company had an exit rate of approximately 100 MMcfe at year-end 2001.

Recent Activities

     Merger with Prize Energy Corp. On March 15, 2002 we acquired Prize Energy Corp., which was merged into one of our wholly-owned subsidiaries. Prize was a publicly traded independent oil and gas company engaged primarily in the acquisition, enhancement and exploitation of producing oil and gas properties. Prize owned oil and gas properties principally located in three core operating areas, which were in the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Oklahoma and the Texas Panhandle. Over 80% of Prize's oil and gas property base was located in Texas.

     The merger resulted in an exchange of 2.5 shares of Magnum Hunter common stock and $5.20 in cash for each share of Prize common stock, with the stockholders of Prize becoming stockholders of Magnum Hunter. As a result of the merger, we became owned approximately 52% by our then current stockholders and 48% by the former stockholders of Prize, without taking into account subsequent stock sales and the options and warrants that remained outstanding at the time of the merger.

     In connection with our merger with Prize, we issued $300 million of 9.6% unsecured senior notes due 2012 and established a new senior bank credit facility with a borrowing base of $300 million secured by the assets of the combined company. Proceeds from the senior notes offering and initial borrowings under the new senior bank credit facility were used to refinance the outstanding indebtedness under the existing senior bank credit facilities of both Magnum Hunter and Prize, fund the cash component of the merger consideration in the merger with Prize and pay costs and fees associated with the merger.

Magnum Hunter Warrants Offering.

     We have distributed to our stockholders of record on January 10, 2002, warrants to purchase 7,228,457 shares of our common stock at an exercise price of $15.00 per share and expiring three years from the date of distribution. The warrant distribution occurred on or about March 21, 2002 and the warrants are traded on the American Stock Exchange. The stockholders and warrantholders of Prize did not receive any of these warrants in the merger or otherwise.

     Recent Commodity Hedging Transactions. Periodically, we enter into commodity price hedging transactions to reduce the effects of fluctuations in crude oil and natural gas prices. At March 31, 2002, Magnum Hunter had 72% of its natural gas production and 69% of its crude oil production hedged through December 31, 2002. None of these hedges were with Enron, which recently filed for bankruptcy.

Business Strategy

     Our overall strategy is to increase our reserves, production, cash flow and earnings utilizing a properly balanced program of:

     o selective exploration;
     o the exploitation and development of acquired properties; and
     o strategic acquisitions of additional proved reserves.

     The following are key elements of our strategy:

Exploration.

     We plan to continue to participate in drilling Gulf of Mexico exploratory wells in an effort to add shorter-lived, higher output production to our reserve mix. The continued use of 3-D seismic information as a tool in our exploratory drilling in the Gulf of Mexico will be significant. We have recently built a significant inventory of undrilled offshore lease blocks. We plan to continue to align ourselves with other active Gulf of Mexico industry partners who have similar philosophies and goals with respect to a "fast track" program of placing new production online. This typically involves drilling wells near existing infrastructure such as production platforms, facilities and pipelines. We also maintain an active onshore exploration program primarily concentrated in West Texas and Southeastern New Mexico where we have various other operations in core areas. From time to time, we participate in higher risk new exploration projects generated by third parties in areas along the Gulf Coast of Texas and Louisiana.

Exploitation and Development of Existing  Properties.

     As a result of the merger with Prize, we now have a substantial inventory of over 1,000 development/exploitation projects which include development drilling, workovers and recompletion opportunities. We will continue to seek to maximize the value of our existing properties through development activities including in-fill drilling, waterflooding and other enhanced recovery techniques. Typically, our exploitation projects do not have significant time limitations due to the existing mineral acreage being held by current production. By operating substantially all of our properties, our management is provided maximum flexibility with respect to the timing of capital expended to develop these opportunities.

Property Acquisitions.

     Although we currently have an extensive inventory of exploitation and development opportunities, we will continue to pursue strategic acquisitions which fit our objectives of increasing proved reserves in similar geographic
regions  that  contain  development  or  exploration   potential  combined  with
maintaining operating control. We plan to continue to pursue an acquisition strategy of acquiring long-lived assets where operating synergies may be obtained and production enhancements, either on the surface or below ground, may be achieved.

Management of Overhead and Operating Costs.

     We will continue to emphasize strict cost controls in all aspects of our business and will continue to seek to operate our properties wherever possible utilizing a minimum number of personnel. By operating approximately 75% of our properties on a PV-10 basis we will generally be able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities. This operating control also provides greater flexibility as to the timing requirements to fund new capital expenditures. By strictly controlling Magnum Hunter's general and administrative expenses, management strives to maximize its net operating margin.

     Expansion of Gas Gathering and Processing Operations. We have implemented several programs to expand and increase the efficiency of our gas gathering systems and gas processing plants. We will consider opportunities to acquire or develop additional gas gathering and processing facilities that are primarily associated with our current production.

Properties

     The Company's major properties are located in three core areas: (i) the Mid-Continent Region, (ii) the Permian Basin and (iii) the Gulf of Mexico/Gulf Coast.

Mid-Continent Region

     The Company's properties located in the Mid-Continent region were acquired principally from Burlington, Spirit 76 and Vastar. The Company has received an engineering evaluation from DeGolyer and MacNaughton ("D&M") and Cawley Gillespie & Associates, Inc. ("Cawley Gillespie"), independent petroleum engineers engaged by the Company to evaluate the Company's properties, on the net reserves in the Mid-Continent Region. According to D&M and Cawley Gillespie, as of December 31, 2001, the Mid-Continent properties had Proved reserves of
5.147 MMBbl of oil and 109.556 Bcf of natural gas, or on a Natural Gas Equivalent basis, 140.44 Bcfe. D&M and Cawley Gillespie further estimated the PV-10 for the Mid-Continent properties to be $97.011 million as of December 31, 2001. The Proved reserves are located principally in the Ardmore Basin in south central Oklahoma, in the Oklahoma/Texas panhandle and in Southwestern Arkansas. Approximately 78% of the estimated reserves are natural gas and 22% are oil located on approximately 235,083 net mineral leasehold acres in twelve counties in Oklahoma, five counties in Texas and two counties in Arkansas. Total net daily production from the Mid-Continent properties for the month of December 2001 was approximately 24.2 million cubic feet of natural gas production and 944 barrels of oil. The Company's wholly-owned subsidiary, Gruy Petroleum Management Co., is the operator of approximately 89% of the wells located in the Mid-Continent region.

     The major fields in the Mid-Continent Region are the Panoma, Cumberland, Walnut Bend and Madill.

     Panoma. The Panoma Properties currently consist of approximately 599 natural gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 66 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce natural gas from the Granite Wash and/or Brown Dolomite formations. For the month of December 2001, net production natural gas sales were approximately
9.5 MMcf/d, which excludes liquids processed from this natural gas stream through the Company's gas processing facility located adjacent to these fields, known as the McLean Plant.

     Cumberland. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development drilling plans exist for four additional proved undeveloped locations to exploit the shallow gas on 160-acre spacing. The shallowest zone in the field is the Goddard, which is a channel sand. The Company has an interest in a total of 120 wells, with working interests varying from 17% to 100%. The Company operates all but nine of these wells. For the month of December 2001, gross production from the field averaged 5,720 Mcf/d and 183 Bbl/d (or 3,955 Mcf/d and 127 Bbl/d net to the Company). December 2001 production was reduced due to a nine day pipeline shutdown owned and operated by a third party.

     Walnut Bend. The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930's and produces oil and gas from numerous intervals ranging in depth from 2,000' in the Montgomery sands to over 7,000' in the Ellenburger carbonate. There are currently 104 active producing wells and 34 active injection wells. The Company's working interest ownership in the wells is approximately 93%. For the month of December 2001, gross production from the wells averaged 170 Mcf/d and 756 Bbl/d (or 140 Mcf/d and 617 Bbl/d net to the Company).

     Madill. The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750' to 5,700'. There are currently 59 active producing wells. The Company's working interest ownership in the wells varies from 41% to 100%. For the month of December 2001, gross production from the wells averaged 1,393 Mcf/d and 67 Bbl/d (or 948 Mcf/d and 46 Bbl/d net to the Company). December 2001 production was reduced due to a nine day pipeline shutdown owned and operated by a third party.

Permian Basin

     The Company owns certain oil and gas properties consisting of 25 field areas in west Texas and 22 field areas in southeast New Mexico (the "Permian Basin Properties"). The primary producing formations include the Yates, Seven Rivers and Queen in Lea and Eddy Counties, New Mexico; the Atoka in the Brunson Ranch Field in Loving County, Texas; the Clearfork in the Westbrook Field in Mitchell County, Texas; and the San Andres in the Levelland/Slaughter Field in Cochran County, Texas. The Permian Basin Properties include 1,574 producing oil and gas wells on approximately 134,212 net acres. One of the Company's subsidiaries, Gruy, serves as operator on approximately 53% of the wells on the Permian Basin Properties. Management believes the Permian Basin Properties will continue to provide significant opportunities for exploitation and development opportunities of both oil and gas through workovers and recompletions, enhanced recovery projects and in-fill drilling. For example, the Company has identified more than 102 possible sites in the Westbrook Field (4.1 MMBbl of Proved reserves) and opportunities for tertiary recovery using carbon dioxide injection in the Levelland-Slaughter Field (1.5 MMBbl of Proved reserves).

     According to D&M and Cawley Gillespie, as of December 31, 2001, the Permian Basin Properties had Proved reserves of 12.635 MMBbl of oil and 77.9 Bcf of gas, or on a Natural Gas Equivalent basis, 153.72 Bcfe. D&M and Cawley Gillespie further estimated the PV-10 for the Permian Basin Properties to be $102.78 million as of December 31, 2001.

     The   major   fields   in   the   Permian   Basin   are   the    Westbrook,
Levelland/Slaughter and Southeast New Mexico.

     Westbrook. The Westbrook Field covers 45 square miles of the Permian Basin in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. The Company owns three principal properties in the Westbrook Field, being the Southwest Westbrook Unit, the Morrison "G" Lease and the North Westbrook Unit. There are currently 284 active producing wells. The Company's working interest ownership in the wells varies from 0.02% to 100%. For the month of December 2001, gross production from the wells averaged 1,212 Bbl/d.

     Most of the leases and units in the field had waterflood projects initiated in the 1960's and those projects are still active. The Company has continued waterflood enhancement operations on the Southwest Westbrook Unit and the Morrison "G" Lease in 2001.

     Levelland/Slaughter. The Levelland and Slaughter Fields consist of 164wells located in Cochran County, Texas that produce from the San Andres formation at a depth of 5,000 feet. The Company owns five principal properties in the Levelland and Slaughter Fields, being the TLB Unit, the Veal Lease, the NW Slaughter Unit, the Starnes Lease and the Magnum Levelland Unit. There are currently 93 active producing wells. The Company's working interest ownership in the wells varies from 6% to 100%. For the month of December 2001, gross production from the wells averaged 306 Mcf/d and 513 Bbl/d (or 84 Mcf/d and 266 Bbl/d net to the Company).

     Discovered  in  the  1930's,   all  five   properties  have  been  actively
waterflooded since the 1970's. While the projects are mature, additional drilling and waterflood enhancement opportunities are available. No Proved undeveloped reserves were assigned by D&M to either the TLB Unit or the Veal Lease. Proved undeveloped reserves were assigned by D&M to the NW Slaughter Unit in contemplation of a carbon dioxide injection project which is planned in the future for that property. The operator of an adjacent property has been injecting carbon dioxide for a number of years and has enhanced production.

     Southeast New Mexico Properties. The Southeast New Mexico Properties consist of approximately 410 wells in Lea and Eddy Counties, New Mexico. The Lea County properties include the Rhodes, Jalmat, Monument, Langlie Mattix, Eumont and Eunice Fields. The fields produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. Additionally, the Company owns interests in approximately 33 wells that produce from the Morrow formation in Eddy County, New Mexico where an increased density program is ongoing. The Morrow formation is found at approximately 11,500 feet. We participated in the drilling of 7 wells in 2001 and have budgeted to drill an additional 20 wells in 2002. For the Southeast New Mexico properties, approximately 37 proved undeveloped locations have been identified by the Company's third-party petroleum engineering consultants.

Gulf of Mexico/Gulf Coast

     The Company owns properties both offshore Gulf of Mexico and onshore Gulf Coast.

     The Company has received an engineering evaluation from DeGolyer and MacNaughton on the net reserves in the Gulf of Mexico/Gulf Coast. According to D&M, as of December 31, 2001, the Gulf of Mexico/Gulf Coast properties had Proved reserves of 3.818 MMBbl of oil and 61.016 Bcf of natural gas, or on a Natural Gas Equivalent basis, 83.93 Bcfe. D&M further estimated the PV-10 for the Gulf of Mexico properties to be $112.074 million as of December 31, 2001. Approximately 73% of the estimated reserves are natural gas and 27% are oil located on approximately 170,250 net mineral leasehold acres. Total net daily production from the Gulf of Mexico properties for the month of December 2001 was approximately 23.2 million cubic feet of natural gas production and 1,569 barrels of oil.

     Offshore Gulf of Mexico. On March 27, 1998, the Company acquired approximately 40% beneficial ownership interest in TEL Offshore Trust, a trust created under the laws of the state of Texas pursuant to a cash tender offer for an aggregate purchase price of approximately $10.4 million. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana. As of March 31, 2002, the Company owned approximately 36% of the units of beneficial ownership in TEL. TEL produced a total of approximately .52 Bcfe in calendar 2001 net to the Company and the Company received distributions from the partnership totaling $2.8 million during 2001.

     The Company entered the Gulf of Mexico as a working interest participant in new exploratory drilling on the shallow water shelf in May 1999. By the end of 2001, this program achieved a result of 34 completed wells in 39 attempts. Proved reserves have been assigned in 26 offshore blocks representing the discoveries. Seventeen of these successes are producing approximately 40 million cubic feet of natural gas equivalent per day net to the Company as of the end of March 2002. Seven additional new discoveries are scheduled to commence production during the remainder of 2002 and will add substantially to existing daily net production rates. The Company currently owns an interest in 87 blocks in the Gulf of Mexico ranging from 12.5% to 100% and will add to this lease inventory as the Company was the high bidder on 41 additional lease blocks at the March 2002 offshore lease sale. The Company plans to participate in ten new exploratory offshore drilling projects in 2002. Over 470 blocks of 3-D seismic coverage are providing the basis for new prospect generation internally.
Additionally, alliances with other offshore operators provides access to additional high- quality drilling opportunities.

     Onshore Gulf Coast. Other onshore Gulf Coast properties are located in the Mossy Grove prospect in Walker County, Texas, the Giddings Field, the First Shot Field and the Clinton Field. Other than the Clinton Field, which produces from a vertical well, these properties are typically producing from horizontal legs of vertical wells in these fields.

Gas Processing Plants

     McLean Plant. In January 1997, the Company complemented its Panoma acquisition by purchasing a 50% ownership interest in the McLean Gas Plant and a related 22 mile products pipeline. This plant is a modern cryogenic plant utilizing approximately 2,000 horsepower of high speed compression and a gas processing capacity of approximately 23 million cubic feet per day. For the month of December 2001, throughput of the plant averaged 14,725 million cubic feet per day with processed liquids of 895 barrels per day.

     Madill Plant. In December 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera Gas Gathering Co., L.L.C., of Tulsa, Oklahoma who subsequently paid 50% of the purchase price. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. For the month of December 2001, throughput of the plant averaged 10.7 million cubic feet per day of natural gas with processed liquids of 480 barrels per day.

     Walker Creek Plant. In conjunction with the Vastar acquisition, the Company acquired an approximate 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, the Company sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower of leased compression and has a gas processing capacity of 12 million cubic feet per day. For the month of December 2001, throughput of the plant averaged 6,320 MMcf/d with processed liquids of 310 Bbl/d.

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

Development Drilling

     The Company's development strategy focuses on maximizing the value and productivity of its oil and gas asset base through development drilling and enhanced recovery projects. The Company has budgeted approximately $55 million for exploitation and development activities for 2002 with $26 million of such budget allocated to the Company's proved undeveloped reserves. The Company has identified 358 development drilling locations (including both production and injection wells) and workover opportunities on its properties to which Proved reserves have been attributed. In exploiting its producing properties, the Company relies upon its in-house technical staff of petroleum engineering and geological professionals and utilizes the services of outside consultants on a selective basis.

     Mid-Continent Region. The Company believes that developmental drilling can continue to enhance the value of the Panoma Properties, which produce from the Brown Dolomite and Granite Wash formations in the Texas Panhandle and western Oklahoma. The easternmost fields are developed on 160 acre spacing because the original spacing of 640 acres proved inadequate to drain reserves efficiently. The westernmost field has now been developed with approximately 320 acre spacing, and future develop drilling will bring the spacing down to a more efficient 160 acres per well.

     The Cumberland Field was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Goddard, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. The Company has identified four locations in which additional wells could be drilled in proved undeveloped reserves to complete development of the shallow gas on 160-acre spacing. Additional drilling and recompletions are budgeted in 2002.

     Additional Mid-Continent development drilling, recompletion activities and improvements to existing waterflood operations will focus on the Walnut Bend Field in Cooke County, Texas and the Madill Field in Marshall County, Oklahoma.

     Permian Basin Properties. In evaluating the Permian Basin Properties, the Company has identified over 180 drilling locations including production and injection wells. Primary development focus will be on the increased density drilling opportunities. Numerous workovers, recompletions and development wells are targeted for the shallow gas properties in Lea County, New Mexico. Further development of the Westbrook Field in Mitchell County, Texas began in 2000 when seven producing wells and five injection wells were drilled. Approximately ten new wells are scheduled to be drilled in the Westbrook Field in 2002.

Exploratory Drilling

     The Company spent $ 37.7 million of its $154.8 million 2001 capital budget on exploratory drilling and related land and geophysical costs. Fifteen offshore exploratory wells were drilled in 2001 of which 13 were completed as producing wells providing the Company with a 87% success rate. The most significant change in strategy occurred when the Company entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This new program yielded 34 completions in 39 attempts by the end of 2001 and as the Proved reserves associated with these new wells are developed, they are projected to add significant cash flow. Production from its 17 offshore blocks was approximately 40 MMcfe/d net to the Company as of the end of March 2002. Six new platforms scheduled to commence production in 2002 should add substantially to these levels. The Company owns an interest ranging from 12.5% to 100% in 87 offshore blocks and expects to add significantly to the number of OCS blocks in 2002 as the Company was the high bidder on 41 additional blocks in the March 2002 lease sale. An aggressive drilling program will continue in 2002.

     The onshore exploration program remains active. Drilling in New Mexico in 2001 and early 2002 has resulted in seven new Morrow gas wells with working interests ranging from 12.5% to 100%. Per well production has ranged from one million to five million cubic feet of natural gas per day. Forty seven proved undeveloped locations remain to be drilled in New Mexico and over 120 drill sites are identified as a result of activity in New Mexico.

     In West Texas, 13 consecutive producing wells have been drilled during the past year in the Goldsmith Area. Occidental Petroleum Corporation is the operator and the Company owns a 25% - 35% working interest in a 30,000 acre area of mutual interest. The latest well tested over 500 Bbl/d (100 Bbl/d net to the Company). Twenty two proved undeveloped locations remain to be drilled and over 65 drill sites are identified as a result of activity in the Goldsmith Area.

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

     Generally, the gathering systems transport the natural gas from wells to a common point where it is dehydrated prior to redelivery to downstream pipelines. In managing its gas gathering systems, the Company has emphasized operating efficiency and overhead management and introduced a program which ties throughput costs to volume transported rather than to compression capacity. The Company believes that its focus on volume-based pricing reduces the potential financial impact of a decline in actual throughput. Since most of the compression costs are not fixed, but are tied to volumes transported, the compression operator has an incentive to ensure that as much volume is being transported as possible. The lower the volume transported, the lower the fee to the compression operator.

     The Panoma system, the largest of the Company's gas gathering systems, consists of approximately 446 miles of pipeline. The main trunklines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. At December 31, 2001, gas throughput for the Panoma gas gathering system was approximately 15,618 MMcf per day. The Panoma gas gathering system is connected to a third party "header" system which provides access to all major interstate pipelines in the area via seven pipeline interconnects serving Midwestern, Western and Oklahoma intrastate markets. The Company, which operates approximately 599 of the approximately 645 wells connected to the Panoma system, is also actively seeking to add new wells to such system through acquisition, development or arrangements with third party producers.

     Effective January 1997, the Company purchased a 50% ownership interest in the McLean Gas Plant, a gas processing facility located adjacent to the Company's Panoma gas gathering system. The purchase also included a 22 mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 MMcf per day. For the month of December 2001, throughput was approximately 14,725 MMcf per day with processed liquids of 895 barrels per day. The Company acquired its 50% ownership interest in the plant from Carrera Gas Company, L.L.C. ("Carrera") of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility on behalf of the Company.

     In December 1999, the Company acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with the Company's 50% partner, Carrera. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 million cubic feet per day. For the month of December 2001, throughput of the plant was approximately 10,730 MMcf per day of natural gas with processed liquids of 480 barrels per day.

     In conjunction with the Vastar acquisition, the Company acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, the Company sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 million cubic feet per day. For the month of December 2001, throughput of the plant was approximately 6,320 MMcf/d with processed liquids of 310 Bbl/d.

Marketing of Production

     The Company markets all of its gas production as well as gas it purchases from third parties to gas marketing firms or end-users either on (i) the spot market under contracts of less than one year at prevailing spot market prices (approximately 75% of our volume) or (ii) at market responsive prices under multi-year contracts (approximately 25% of our volume). Marketing gas for its own account exposes the Company to the attendant commodities risk which the Company attempts to mitigate through various financial hedges. The Company normally sells its own oil under month-to-month contracts with a variety of crude oil purchasers. Oil is usually sold for the Company's own account through the services of Enmark Services, a marketing agent in Dallas, Texas. While the Company has historically been able to sell oil above posted prices, it is also exposed to the commodities risk inherent in short-term contracts which the Company attempts to mitigate through various financial hedges. For a discussion of the Company's hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Hedging Activity" and Note 13 to the Company's Consolidated Financial Statements.

     In December 1997, Hunter Gas Gathering, Inc. acquired a thirty percent (30%) membership interest in NGTS, LLC, a subsidiary of Natural Gas Transmission Services, Inc. NGTS is a Dallas-based natural gas marketing and trading company with operations concentrated in the western two-thirds of the country. As of December 31, 2001, NGTS marketed approximately 26% of the Company's natural gas under short term contracts. The balance of the Company's production is marketed through other marketing companies or gatherer/processors.

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

Petroleum Management and Consulting Services

     The Company acquired Gruy in December 1995. Gruy, which conducts operations for both the Company and third parties, has over a 45-year history of managing properties for financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding environmental and other regulatory compliance; receipt and disbursement functions, expert witness testimony and other managerial services and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties, gathering systems and processing plants located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of the Company's acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often uniquely able to identify attractive acquisition opportunities.

     For additional information on the Company's business segments, see Note 16 to the Company's consolidated financial statements.

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

Employees

     At December 31, 2001, the Company had 105 full-time employees of which 13 were management, 36 were administrative and 56 were field personnel. None of the Company's employees are represented by a union. Management considers its relations with employees to be good.

Facilities

     The Company occupies approximately 23,386 square feet of office space at 600 East Las Colinas Boulevard, Suite 1100, Irving, Texas, under a lease that expires in October 2004. The Company owns field offices and production yards in Shamrock and Gainesville, Texas, Cumberland, Oklahoma and Taylor, Arkansas. The Company also leases field production offices in Midland and Abilene, Texas, Hobbs, New Mexico and Oklahoma City and Madill, Oklahoma.

                                  RISK FACTORS

RISKS RELATED TO SUBSTANTIAL LEVERAGE

We have a significant amount of debt.

In connection with our merger with Prize, we issued $300 million of 9.6% unsecured senior notes due 2012 and established a new credit facility with a borrowing base of $300 million secured by the assets of the combined company. Proceeds from the senior notes offering and borrowings under the new credit facility were used to refinance the outstanding indebtedness under the existing senior credit facilities of both Magnum Hunter and Prize, fund the cash component of the consideration in the merger with Prize and pay costs and fees associated with the merger. As a result of the merger, the combination of our outstanding 10.00% senior notes due 2007, our new issuance of the 9.6% senior notes due 2012 and our new senior bank credit facility, created outstanding long term debt of approximately $634.9 million as of March 31, 2002. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. The covenants contained in our new credit facility and the indentures relating to our two outstanding issues of senior notes require us to meet financial tests and limit our ability to borrow additional funds or to acquire or dispose of assets. Also, our ability to obtain additional financing in the future may be impaired by our substantial leverage. Additionally, the senior, as opposed to subordinated, status of our 10% senior notes due 2007 and our 9.6% senior notes due 2012, our high debt to equity ratio, and the pledge of substantially all of our assets as collateral for our new credit facility will, for the foreseeable future, make it difficult for us to obtain additional financing on an unsecured basis, or to obtain secured financing other than "purchase money" indebtedness collateralized by the acquired assets.

We may not be able to meet our capital requirements.

     We will need to continue to make substantial capital expenditures for the acquisition, enhancement, exploitation and production of oil and natural gas reserves. Without successful enhancement, exploitation and acquisition activities, our reserves and revenues will decline over time due to natural depletion. The Company's oil and natural gas capital expenditures for the year 2002 are budgeted at $115 million, which the Company intends to use for enhancement, exploitation and exploration drilling activities. We intend to finance our capital expenditures, other than significant acquisitions, from internally generated funds provided by operations and borrowings under our new credit facility. The timing of most of our capital expenditures is discretionary, with no long-term capital commitments. Consequently, we have a significant degree of flexibility to adjust the amounts and timing of our capital expenditures as circumstances may warrant. However, in the long term, if our cash flow from operations and availability under our new credit facility are not sufficient to satisfy capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to allow us to fund our continued growth.

     Our new credit facility and the indentures governing our senior notes impose restrictions on us that may limit the discretion of our management in operating our business that, in turn, could impair our ability to repay our obligations under the notes.

     Our new credit facility and the indentures governing our senior notes contain various restrictive covenants that limit our management's discretion in operating our business. In particular, these covenants limit our ability to, among other things:

     o incur additional debt;
     o make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock);
     o make certain investments or acquisitions;

     o grant liens on assets;
     o sell our assets;
     o engage  in  transactions  with  affiliates;  and
     o merge, consolidate or transfer substantially all of our assets.

     Under some circumstances, including if we fail to meet certain financial tests, the indentures governing our senior notes prohibit us from borrowing the full amount of availability under our new credit facility.

     Our new credit facility also requires us to maintain specified financial ratios and satisfy some financial tests. Our ability to maintain or meet these financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet these ratios and tests or that the lenders under the new credit facility will waive any failure to meet these ratios or tests. A breach of any of these covenants could result in an event of default under the new credit facility, in which case, the lenders could elect to declare all amounts borrowed under the new senior bank credit facility, together with unpaid accrued interest, to be immediately due and payable and to terminate all commitments under the new senior bank credit facility.

RISKS RELATING TO THE OIL AND GAS INDUSTRY

A decrease in oil and natural gas prices will adversely affect our financial results.

     Our revenues, profitability and the carrying value of our oil and gas properties, including the properties we acquired in the merger with Prize, depend substantially upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Oil and gas prices also substantially affect our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on attractive terms. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas fluctuate widely in response to:

     o relatively minor changes in the supply of, and demand for, oil and gas;
     o market uncertainty both domestically and worldwide; and
     o a variety of additional factors, all of which are beyond our control.

     These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Also, our ability to market our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Currently, we sell substantially all our natural gas production to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices.

     Under the full cost accounting method, we are required to take a non-cash charge against earnings if capitalized costs of acquisition, exploration and development, net of depletion, depreciation and amortization, less deferred income taxes, exceed the present value of our proved reserves and the lower of cost or fair value of unproved properties after income tax effects. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

     At December 31, 2000, NYMEX prices were $26.80 per Bbl for oil and $9.78 per Mcf for gas. At December 31, 2001, NYMEX prices were $19.78 per Bbl for oil, a decline of 26% from year-end 2000, and $2.72 per Mcf for gas, a decline of 72% from year-end 2000. Our capitalized costs exceeded the PV-10 limitation utilizing commodity prices in effect at December 31, 2001 under the full cost method of accounting. However, no writedown for impairment of our oil and gas properties is required, due to higher oil and gas prices that have been recorded in the market subsequent to December 31, 2001.

You should not place undue reliance on our reserve data because they are estimates.

     This document contains estimates of Magnum Hunter's oil and gas reserves and the future net cash flows that were prepared by independent petroleum consultants as of December 31, 2001. There are numerous uncertainties inherent in estimating quantities of proved reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The estimates in this document rely on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves.

     You should not construe the present value of proved reserves referred to in this document as the current market value of the estimated proved reserves of oil and natural gas attributable to our properties. We have based the estimated discounted future net cash flows from proved reserves generally on year-end prices and costs, but actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flows:

     o the timing of both production and related expenses;
     o changes in consumption levels; and
     o governmental regulations or taxation.

     In addition, the calculation of the present value of the future net cash flows uses a 10% discount rate, which is not necessarily the most appropriate discount rate based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, we may need to revise our reserves downward or upward based upon actual production, results of future development and exploration, supply and demand for oil and natural gas, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Maintaining reserves and revenues in the future depends on successful exploration and development.

     Our future success depends upon our ability to find or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully explore or develop or acquire properties containing proved reserves, our proved reserves will generally decline as we produce them due to natural depletion. The decline rate varies depending upon reservoir characteristics and other factors. Our future oil and gas reserves and production, and, therefore, cash flow and income, depend greatly upon our success in exploiting our current reserves and acquiring or finding additional reserves. We cannot assure you that our planned development projects and acquisition activities will result in significant additional reserves or that we will successfully drill productive wells at economic returns to replace our current and future production.

Our operations are subject to delays and cost overruns, and our activities may not be profitable.

     We intend to increase our exploration activities and to continue our development activities. Exploratory drilling and, to a lesser extent, developmental drilling of oil and gas reserves involve a high degree of risk. We have expanded, and plan to increase our capital expenditures on, our exploration efforts, including offshore exploration, which involve a higher degree of risk than our development activities. It is possible that we will not obtain any commercial production or that drilling and completion costs will exceed the value of production. The cost of drilling, completing and operating wells is often uncertain. Numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment, may curtail, delay or cancel drilling operations. Furthermore, completion of a well does not assure a profit on the investment or a complete recovery of drilling, completion and operating costs.

We conduct waterflood projects and other secondary recovery operations.

     Secondary recovery operations involve certain risks, especially the use of waterflooding techniques. Our inventory of development prospects includes waterflood projects. With respect to our properties located in the Permian Basin, we have identified significant potential expenditures related to further developing existing waterfloods. Waterflooding involves significant capital expenditures and uncertainty as to the total amount of recoverable secondary reserves. In waterflood operations, there is generally a time delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related production enhancement costs. Costs are also higher during the later stages of the life of the project as production naturally declines. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the amount of primary production, the porosity and permeability of the formation, the technique used, the location of injection wells and the spacing of both producing and injection wells.

We hedge our oil and gas production.

     Periodically, we have entered into hedging transactions to reduce the effects of fluctuations in crude oil and natural gas prices. At March 31, 2002, Magnum Hunter had 72% of its natural gas production and 69% of its crude oil production hedged through December 31, 2002. The hedging activities of the combined company, while intended to reduce sensitivity to changes in market prices of oil and gas, are subject to a number of risks including instances in which we or the counterparties to our hedging contracts fail to perform. Additionally, the fixed price sales and hedging contracts limit the benefits the combined company will realize if actual prices rise above the contract prices.

Our operations are subject to many laws and regulations.

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

     Numerous environmental laws, including but not limited to, those governing the management of waste, the protection of water and air quality, the discharge of materials into the environment, and the preservation of natural resources, impact and influence our operations. If we fail to comply with environmental laws regarding the discharge of oil, gas, or other materials into the air, soil or water we may be subject to liabilities to the government and third parties, including civil and criminal penalties. These regulations may require us to incur costs to remedy the discharge. Laws and regulations protecting the environment have become more stringent in recent years, and may, in some circumstances, result in liability for environmental damage regardless of negligence or fault. New laws or regulations, or modifications of or new interpretations of existing laws and regulations, may increase substantially the cost of compliance or adversely affect our oil and gas operations and financial condition. From time to time, we have agreed to indemnify sellers of producing properties against some liabilities for environmental claims associated with these properties. Material indemnity claims may also arise with respect to properties acquired by or from us. Additionally, as a result of the merger with Prize, we are now responsible for any environmental liabilities Prize may have had in the past or which may occur in the future from these properties. While we do not anticipate incurring material costs in connection with environmental compliance and remediation, we cannot guarantee that we will not incur material costs.

Marketability of our oil and natural gas production may be affected by factors beyond our control.

     The marketability of our production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas is delivered through gathering systems and pipelines that we do not own. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our oil and natural gas.

Our acquisitions involve certain risks.

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

     As the merger with Prize demonstrates, we have begun to focus our acquisition efforts on larger packages of oil and gas properties. Acquisitions of larger oil and gas properties may involve substantially higher costs and may pose additional issues regarding operations and management. We cannot assure you that we will be able to successfully integrate all of the oil and gas properties that we acquire into our operations or that we will achieve desired profitability objectives.

We are subject to substantial competition.

     We encounter substantial competition in acquiring properties, drilling for new reserves, marketing oil and gas, securing trained personnel and operating our properties. Many competitors have financial and other resources that substantially exceed our resources. Our competitors in acquisitions, development, exploration and production include major oil companies, natural gas utilities, independent power producers, numerous independents who are both public and private, individual proprietors and others. Our competitors may be able to pay more for desirable leases and may be able to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

Our business may be adversely affected if we lose our key personnel.

     We depend greatly upon three key  individuals  within our management  team:
Gary C. Evans, Richard R. Frazier and Charles R. Erwin. The loss of the services of any of these individuals could materially impact our operations.

RISKS ASSOCIATED WITH OUR MERGER WITH PRIZE

We may not achieve the expected benefits of the merger.

     The merger was intended to achieve specific goals. The likelihood of achieving those goals represented the subjective judgment of our senior management and board of directors. Some of those goals may not be achieved or, if achieved, may not be achieved in the time frame in which they were expected. Whether the combined company will actually realize these anticipated benefits depends on future events and circumstances beyond the control of the combined company, including the following:

     o A decline in economic conditions in general or in the oil and gas industry in particular could cause our combined company to fail to meet the expectations of our board of directors for revenue, earnings and cash flow.

     o Differing opinions of securities analysts and investors regarding the prospects for our combined company's business and our future financial condition could reduce the likelihood that our combined company will enjoy the hoped-for increase in stock market valuation multiples relative to the stock market valuation multiples of smaller competitors.

     o The other risk factors discussed below may prevent the achievement of the believed advantages of the merger.

     Because of these and other factors, it is possible that our combined company will not realize some or all of the expected benefits of the merger.

We may face difficulties in integrating the operations of Magnum Hunter and Prize.

     Before the merger, Magnum Hunter and Prize operated separately. Magnum Hunter's management team has no experience in running the combined business. We may not be able to integrate all of the operations of Magnum Hunter and Prize within the time frame anticipated and without an unexpected loss of key employees, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, we may not be able to realize all of the operating efficiencies, synergies, cost savings or other benefits originally anticipated from the merger. Any unexpected costs or delays incurred in connection with the integration could have an adverse effect on our business, results of operations or financial condition.

As a result of the merger with Prize, our risk profile is different from that of Magnum Hunter and Prize before the merger.

     We were relatively more active in onshore exploration and in offshore exploration and production than Prize, which did not engage in these activities. As a result, the combined company will have a different risk profile than either company had before the merger.

     The combined company's oil and gas business involves a variety of operating risks, including unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution, marine hazards and other risks, any of which could cause personal injuries, loss of life, damage to properties and substantial losses. Although we carry, and will continue to carry insurance at levels that we believe are reasonable, we will not be fully insured against all risks. We will not carry business interruption insurance except on rare occasions. Losses and liabilities arising from uninsured or under-insured events could materially affect the combined company's financial condition and operations.

The price of our common stock may decline as a result of the merger with Prize.

     The number of issued shares of Magnum Hunter common stock increased substantially as a result of the merger with Prize, from 35,972,484 shares on March 1, 2002 to 70,065,447 shares as of March 15, 2002. If holders of a significant number of these new shares elect not to retain their shares, the market price of our common stock may vary sharply or decline for reasons unrelated to the financial performance of the combined company.

RISKS RELATED TO MAGNUM HUNTER COMMON STOCK

     The market price of our common stock and our ability to raise equity could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

     A substantial number of our shares are issuable upon the exercise of options and warrants. A substantial number of shares will be available for sale by our management and their affiliates under Rule 144 who collectively own approximately 35% of our outstanding stock as of March 15, 2002.

     In addition, we will have a significant number of shares that are freely transferable without restriction. We had approximately 70,065,447 shares of common stock issued and outstanding as of March 15, 2002. The possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing and future market prices for our common stock and could impair our ability to raise capital through the sale of equity securities in the future.

We have never paid cash dividends on our common stock.

     We have not previously paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to reinvest all available funds for the development and growth of our business. In addition, our new credit facility and the indentures governing our 10% senior notes due 2007 and our 9.6% senior notes due 2012, restrict the payment of cash dividends on some types of securities.

We have outstanding preferred stock and have the ability to issue more.

     Our common stock is subordinate to all outstanding classes of preferred stock in the payment of dividends and other distributions made with respect to the common stock, including distributions upon liquidation or dissolution of Magnum Hunter. Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock without first obtaining stockholder approval, except in limited circumstances. We have previously issued several series of preferred stock. Although only the 1996 Series A Convertible Preferred Stock is currently outstanding and is presently owned 100% by a wholly-owned subsidiary, we have the ability to resale such securities to a third party. If we designate or issue other series of preferred stock, it will create additional securities that will have dividend and liquidation preferences over the common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest.

Anti-takeover provisions may affect your rights as a stockholder.

     Our articles of incorporation and bylaws and Nevada law include provisions that may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. These provisions include authorized "blank check" preferred stock, restrictions, under some circumstances, on business combinations with stockholders who own 10% or more of our common stock and restrictions, under some circumstances, on a stockholder's ability to vote the shares of our common stock it owns when it crosses specified thresholds of ownership. Our ability to issue preferred stock may also delay or prevent a change in control of Magnum Hunter without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. Under some circumstances, the issuance of preferred stock could depress the market price of our common stock.

     In addition, in January 1998, our Board of Directors adopted a stockholder rights plan. Under the stockholder rights plan, the rights initially represent the right to purchase one one-hundredth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per share. The rights become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of our common stock, a so-called "acquiring person." The stockholder rights plan was amended so that Natural Gas Partners V, L.P., one of the Selling Stockholders, would not be considered an "acquiring person" by reason of the merger with Prize. Until these rights become exercisable, they attach to and trade with our common stock. The rights issued under the stockholder rights plan expire January 20, 2008.

     In addition, a change of control, as defined under the indentures relating to our senior notes, would entitle the holders of those notes to put those notes to us under the indentures and would entitle the lenders to accelerate payment of outstanding indebtedness under our new credit facility. Both of these events could discourage takeover attempts by making such attempts more expensive and requiring greater capital resources.

Item 2. Description of Properties

Oil and Gas Reserves

General

     All information set forth in this Form 10-K regarding estimated Proved reserves, related estimated future net cash flows and PV-10 of the Company's oil and gas interests is taken from reports prepared by:

     (a) DeGolyer and MacNaughton of Dallas, Texas and Cawley Gillespie & Associates, Inc. of Fort Worth, Texas, both independent petroleum engineers with respect to the Company's interests at December 31, 2001 (using oil and gas prices in effect at December 31, 2001),

     (b) Ryder Scott Company of Houston, Texas, DeGolyer and MacNaughton and Cawley Gillespie & Associates, Inc., all independent petroleum engineers with respect to the Company's interests at December 31, 2000 (using oil and gas prices in effect at December 31, 2000), and

     (c) Ryder Scott Company and Pollard, Gore and Harrison of Austin, Texas, both independent petroleum engineers with respect to the Company's interests at December 31, 1999 (using oil and gas prices in effect at December 31, 1999).

     The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by the Company.

     PV-10 is the present value of Proved reserves which is an estimate of the discounted future net cash flows from each of the Company's properties at December 31, 2001, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and gas prices and operating costs, as of December 31, 2001, or as otherwise indicated.

     The estimates of future net cash flows from Proved reserves and their PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. The Company's estimates of Proved reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

                       Prices used in Reserve Reports at December 31,
                   -----------------------------------------------------
                          2001              2000              1999
                   -----------------------------------------------------
Gas (per Mcf)......       $2.53             $9.28             $2.25
Oil (per Bbl)......      $17.19            $25.59            $24.03

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

     Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's Proved reserves since December 31, 2001. No estimates of Proved reserves of oil and gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the Securities and Exchange Commission) since January 1, 2001.

Company Reserves

     The following tables set forth the estimated Proved reserves of oil and gas of the Company and the PV-10 thereof on an actual basis at December 31, 2001, 2000 and 1999.

                Estimated Proved Oil and Natural Gas Reserves (a)

                                                  At December 31,
                                    --------------------------------------------
                                        2001            2000          1999
                                    --------------------------------------------
Net gas reserves (Mcf):
     Proved developed...............  188,413,106    179,697,015  184,954,732
     Proved undeveloped.............   60,066,682     53,511,550   45,044,794
                                    --------------------------------------------
       Total proved gas reserves....  248,479,788    233,208,565  229,999,526
                                    ============================================

Net oil reserves (Bbl):
    (including condensate and NGL)
     Proved developed...............   12,959,569     13,923,380   16,299,585
     Proved undeveloped.............    8,641,555      8,380,082    9,234,165
                                    --------------------------------------------

       Total proved oil reserves....   21,601,124     22,303,462   25,533,750
                                    ============================================

Total Proved Reserves (Mcfe)........  378,086,532    367,029,337  383,202,026
                                    ============================================

                     Estimated PV-10 of Proved Reserves (a)

                                                      At December 31,
                                 -----------------------------------------------
                                        2001              2000          1999
                                 -----------------------------------------------
Estimated PV-10 (b) :
 Proved developed.............  $  264,930,820   $  829,688,640   $  282,481,193
 Proved undeveloped ..........      46,939,305      269,843,116       87,609,991
                                 -----------------------------------------------
   Proved Reserves PV-10 (c)..  $  311,870,125   $1,099,526,756   $  370,091,184
                                 ===============================================

     ------------ (a) Based upon reserve reports at December 31, 2001 prepared by D&M and, Cawley Gillespie, at December 31, 2000 prepared by Ryder Scott, D&M and Cawley Gillespie and at December 31, 1999 prepared by Ryder Scott and PG&H.

     (b) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

     (c) The standardized measure of discounted future net cash flows related to proved oil and gas reserves at December 31, 2001, 2000 and 1999, respectively, were as follows: $305,693,000, $804,923,000 and $315,616,000.

       Significant Properties

     On December 31, 2001, 100% of the Company's Proved reserves on a Bcfe basis were located in the Mid- Continent Area, the Permian Basin Region and the Gulf of Mexico/Gulf Coast. On such date, the Company's properties included working interests in 3,241 gross (1,835 net) productive oil and gas wells.

     The following table sets forth summary information with respect to the Company's estimated Proved reserves of oil and gas at December 31, 2001.

                                               PV-10 (a)                           Proved Reserves
                                     ------------------------------------------------------------------------------
                                                                                                    Natural Gas
                                           Amount         % of          Oil             Gas          Equivalent
                                       (in thousands)     Total        (Bbl)           (Mcf)           (Bcfe)
                                     -------------------------------------------- --------------- ---------------
Mid-Continent Area (b)...............       $    97,011    31%           5,147,280    109,556,265      140.44
Permian Basin Region (b).............           102,785    33%          12,635,526     77,907,306      153.72
Gulf Coast/Gulf of Mexico (b) .......           112,074    36%           3,818,318     61,016,217       83.93
                                     ------------------------------------------------------------------------------
       Total ........................       $   311,870   100%          21,601,124    248,479,788      378.09
                                     ------------------------------------------------------------------------------

----------
     (a) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

     (b) Based on reserve reports at December 31, 2001 prepared by D&M and Cawley Gillespie.

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

                                                                  Year Ended December 31,
                                                          2001             2000              1999
                                                   --------------------------------------------------------
Oil and gas production:
  Oil (Mbbl)......................................              1,410           1,298             1,307
  Gas (MMcf)......................................             24,861          19,579            19,026
  Natural Gas Equivalents (MMcfe).................             33,322          27,368            26,868
Average sales price (a):
  Before Hedge Contracts:
     Oil (per Bbl)................................      $       23.64     $     28.91       $     17.55
     Gas (per Mcf)................................               3.82            4.08              2.16
     Natural Gas Equivalents (per Mcfe)...........               4.13            4.28              2.38
  After Hedge Contracts:
     Oil (per Bbl)................................      $       24.53     $     22.95       $     15.01
     Gas (per Mcf)................................               3.96            3.90              2.16
     Natural Gas Equivalents (per Mcfe)...........               3.99            3.88              2.26
Oil and gas production lifting costs (per Mcfe) ..      $        0.61     $     0 .60       $      0.57
Production taxes and other costs (per Mcfe) (b)...      $        0.39     $     0 .46       $      0.30


----------
     (a) Before deduction of production taxes and net of hedging results.

     (b) Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

Drilling Activity

     The following table sets forth the results of the Company's drilling activities during the three fiscal years ended December 31, 2001, 2000 and 1999.

                                               Gross Wells (a)                                     Net Wells (b)
    Year         Type of Well       Total      Producing (c)       Dry (d)            Total            Producing (c)    Dry (d)
    ----         ------------       -----      -------------       -------            -----            -------------    -------
    2001       Exploratory
                 Texas                2              1                1                 1.3                     1          0.3
                 Oklahoma             0              0                0                   0                     0            0
                 New Mexico           3              3                0                1.37                  1.37            0
                 Other               10              8                2                4.31                  3.68         0.71
               Development
                 Texas               64             64                0               13.48                 13.48            0
                 Oklahoma             3              2                1                0.89                  0.39          0.5
                 New Mexico          13             13                0                7.69                  7.69            0
                 Other                7              6                1                3.05                  2.80         0.25

    2000       Exploratory
                 Texas               13             12                1                2.82                  2.51         0.31
                 Oklahoma             1              1                0                0.25                  0.25            0
                 New Mexico           6              6                0                2.23                  2.23            0
                 Other               16             15                1                6.12                  5.63         0.50
               Development
                 Texas               47             47                0               23.10                 23.10            0
                 Oklahoma             1              1                0                0.50                  0.50            0
                 New Mexico           2              2                0                1.18                  1.18            0
                 Other                2              2                0                0.33                  0.33            0

    1999       Exploratory
                 Texas                6              5                1                2.77                  2.46         0.31
                 Oklahoma             1              1                0                0.18                  0.18            0
                 New Mexico           0              0                0                   0                     0            0
                 Other                7              5                2                2.38                  1.88         0.50
               Development
                 Texas               10             10                0                9.14                  9.14            0
                 Oklahoma             3              1                2                3.00                  1.00            2
                 New Mexico           3              3                0                2.34                  2.34            0
                 Other                1              1                0                0.25                  0.25            0

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

Oil and Gas Wells

     The following table sets forth the number of oil and natural gas wells in which the Company had a working interest at December 31, 2001. All of these wells are located in the United States.

                                                               Productive Wells
                                                            As of December 31, 2001
                                            Gross (a)                                    Net (b)
Location                        Oil             Gas          Total           Oil            Gas           Total
--------                        ---             ---          -----           ---            ---           -----

Texas......................    1,487            736          2,223         597.30         526.43       1,123.73
Offshore Texas ............        0              4              4              0              1              1
Oklahoma...................      120            270            390         107.68         182.57         290.25
Mississippi................        1              0              1              1              0              1
New Mexico.................      201            353            554         132.53          17.34         149.87
Offshore Louisiana.........        0             44             44              0          20.72          20.72
Arkansas...................       25              0             25          15.23              0          15.23
                           --------------------------------------------------------------------------------------
         Total.............    1,834          1,407          3,241         853.75         981.30       1,835.05

----------

       (a) The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions.
       (b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 2001.

                                               Developed                              Undeveloped
                                               ---------                              -----------
                                    Gross (a)             Net (b)          Gross (a)            Net (b)
                                    ---------             -------          ---------            -------
Offshore..................          174,044              71,816             240,346             112,328
Texas.....................          268,600             217,490              73,150              26,100
Oklahoma..................          102,500              73,496               6,600              19,259
Mississippi...............              528                 452                   0                   0
New Mexico................           56,517              44,800                   0                   0
Louisiana.................                0                   0               4,160               1,000
                          -------------------------------------------------------------------------------
      Total ..............          602,189             408,054             324,256             158,687
                          ===============================================================================

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company had no matters requiring a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock is listed on the American Stock Exchange under the symbol "MHR." The following table shows the quarterly high and low sales price per share and the average daily trading volume for our common stock for the periods indicated.

                                                               Average Daily
                                                               Trading Volume
                                    High          Low            (Shares)
2001
   First Quarter ..............    $ 13.90     $  10.11           128,456
   Second Quarter..............    $ 12.48     $   8.11           128,842
   Third Quarter ..............    $  9.69     $   7.70           108,418
   Fourth Quarter..............    $ 11.30     $   7.53           129,426
2000
   First Quarter ..............    $  4.06     $   2.56            34,688
   Second Quarter..............    $  6.63     $   3.38            45,703
   Third Quarter ..............    $  9.13     $   5.88            80,593
   Fourth Quarter .............    $ 10.81     $   6.50           106,183


     On April 10, 2002 the last reported sale price of our common stock on the American Stock Exchange was $7.59 per share. As of April 11, 2002, there were 3,279 record holders of Magnum Hunter common stock.

     The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business activities. The Company may not pay any dividends on Common Stock unless and until all dividend rights on outstanding Preferred Stock have been satisfied. The Company's existing credit facility restricts the payment of cash dividends on the Company's securities.

Item 6. Selected Financial Data

     The selected historical financial data sets forth our summary historical consolidated financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, which have been derived from the audited consolidated financial statements and notes thereto. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to our operations, see "Business" and "Properties." Certain reclassifications have been made to the selected historical financial data of the prior years, as well as to certain quarterly financial data, to conform with the current presentation. All data is in thousands, except per share data.

                                                        1997           1998           1999          2000             2001
                                                      --------       --------      ---------      --------         ---------
Income Statement Data:
Total operating revenues..........................    $ 48,834       $ 51,400       $ 69,626       $127,510         $152,806
Total operating costs and expenses (a)............      38,833         94,414         54,514         77,181          104,755
                                                       -------       --------       --------       --------         --------

Operating profit (loss)...........................      10,001        (43,014)        15,112         50,329           48,051
Provision for impairment of investment (b)........         -              -              -              -             (7,123)
Income (loss) before extraordinary loss...........      (2,128)       (47,080)        (6,826)        22,260           13,820
Extraordinary loss from early extinguishment
  of debt, net of taxes ..........................      (1,384)             -              -              -             (304)
Net Income (loss) ................................      (3,512)       (47,080)        (6,826)        22,260           13,516
Dividends applicable to preferred shares (c)......        (875)          (875)        (4,509)        (9,708)             -
Income (loss) applicable to common shares.........    $ (4,387)      $(47,955)      $(11,335)      $ 12,552         $ 13,516
Income (loss) per common share before
 extraordinary item
   Basic (c)......................................    $  (0.21)      $  (2.27)      $  (0.57)      $   0.60         $   0.40
   Diluted (c)....................................    $  (0.21)      $  (2.27)      $  (0.57)      $   0.51         $   0.37
Income (loss) per common share after
 extraordinary item
   Basic (c)......................................    $  (0.30)      $  (2.27)      $  (0.57)      $   0.60         $   0.39
   Diluted (c)....................................    $  (0.30)      $  (2.27)      $  (0.57)      $   0.51         $   0.36

Other Data:
EBITDA (d)........................................    $ 22,740       $ 22,112       $ 37,538       $ 76,362         $ 92,333
Capital expenditures (e)..........................    $160,059       $ 70,187       $ 59,968       $ 64,311         $204,370
Cash flow from operations.........................    $  5,652       $ 13,688       $ 17,435       $ 49,466         $104,074

--------

     (a) Includes in 1998 the non-cash write-down of $42.745 million of oil and gas properties in the full-cost pool due to the ceiling test limitation and in 2001 a provision for loss of $3.156 million related to the Enron bankruptcy.

     (b) Includes in 2001 a provision for $2.142 million for the impairment of available-for-sale equity securities deemed by management to have suffered an other than temporary impairment. The impairment was determined using a quoted market price at December 31, 2001 of $0.86 per share. The Company had previously reported losses in accumulated other comprehensive income of $507,000 ($466,000 net of income tax benefit) through December 31, 2000. Also included in 2001 was an impairment provision of $4.981 million due to the bankruptcy of a privately held company in which Magnum Hunter owned a minority interest and had invested $4.528 million in equity securities and $453 thousand in secured loans.

     (c) Includes the effect in the year 2000 of the payment of $5.5 million fee paid upon redemption of $25.0 million (liquidation value) of the Company's 1999 Series A 8% Convertible preferred stock. The fee was treated as a dividend, reducing income per common share, basic and diluted, by $0.26 per share and $0.17 per share, respectively, for the year 2000.

     (d) EBITDA is defined as income (loss) before income taxes and minority interest, plus the sum of depletion and depreciation, provision for asset impairment, and interest expense. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles or as an indicator of the Company's operating performance or liquidity. This measure may not be comparable to similarly titled measures reported by other companies.

     (e) Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets.
Additionally, the year 2000 amount includes the cost of property acquired through the issuance of common stock with a fair market value of $3.481 million on the acquisition date.

                                                       1997           1998           1999           2000          2001
                                                    -----------    -----------    -----------    -----------   -----------
Balance Sheet Data:
Property, plant and equipment, net.................   $ 221,259      $ 228,436      $ 265,195      $ 260,532      $ 419,837
Total assets.......................................     251,069        265,724        304,022        315,612        454,385
Total debt (a).....................................     161,543        231,020        234,806        191,139        288,583
Stockholders' equity...............................   $  72,152      $  19,697      $  51,552      $  93,416      $ 117,974


-----------

     (a) Consists of current notes payable and long-term debt, including current maturities of long-term debt, and excluding production payment liabilities of $743 thousand, $633 thousand, $460 thousand, $359 thousand and $203 thousand as of December 31, 1997, 1998, 1999, 2000 and 2001, respectively. As of December 31, 2000 and 1999, $20.6 million and $41.8 million, respectively, of the debt was non-recourse to the Company.

     The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                                                 2001
                                                   ----------------------------------------------------------------
                                                       First           Second           Third           Fourth
                                                   --------------  ---------------  --------------  ---------------
Revenues...........................................    $   50,754       $   39,930      $   33,571       $   28,551
Depreciation, depletion and amortization...........         7,415            9,686          12,218           14,680
Net Operating Profit (Loss)........................        26,030           15,233           7,911           (1,123)
Provision for impairment of investment (a).........             -                -               -           (7,123)
Net Income (Loss)..................................        14,028            6,275           1,971           (8,758)
Income (Loss) per common share, basic (b)..........    $     0.41       $     0.18      $     0.06       $    (0.25)
Income (Loss) per common share, diluted (b)........    $     0.37       $     0.17      $     0.05       $    (0.25)


                                                                                 2000
                                                   ----------------------------------------------------------------
                                                       First           Second           Third           Fourth
                                                   --------------  ---------------  --------------  ---------------
Revenues...........................................    $   25,393       $   28,286      $   30,689       $   43,142
Depreciation, depletion and amortization...........         5,971            5,566           5,398            8,621
Net Operating Profit...............................         8,139           10,847          13,244           18,099
Net Income.........................................         1,580            3,528           4,874           12,278
Income per common share, basic (c).................    $     0.02       $     0.13      $     0.20       $     0.24
Income per common share, diluted (c)...............    $     0.02       $     0.12      $     0.15       $     0.19


     (a) Includes in 2001 a provision for $2.142 million for the impairment of available-for-sale equity securities deemed by management to have suffered an other than temporary impairment. The Company had previously reported losses in accumulated other comprehensive income of $507,000 ($466,000 net of income tax benefit) through December 31, 2000. Also included in 2001 was an impairment provision of $4.981 million due to the bankruptcy of a privately held company in which Magnum Hunter owned a minority interest and had invested $4.528 million in equity securities and $453 thousand in secured loans.

     (b) Loss per common share for the fourth quarter of 2001 was the same for basic and diluted due to the exclusion of warrants and options whose effect were anti-dilutive.

     (c) Includes the effect in the fourth quarter of 2000 of the payment of a $5.5 million fee paid upon redemption of $25 million (liquidation value) of the Company's 1999 Series A 8% Convertible preferred stock. The fee was treated as a dividend, reducing income per common share, basic and diluted by $0.22 per share and $0.15 per share, respectively, for the fourth quarter of 2000.

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

     On December 31, 1998, the Company through its newly formed 100% owned subsidiary, Bluebird, acquired from Spirit Energy 76 ("Spirit 76") natural gas reserves and associated assets in producing fields located in Oklahoma and Texas in the total amount of $25 million. The effective date of the acquisition was December 31, 1998. As part of the capitalization of Bluebird, the Company contributed 1,840,271 units of TEL Offshore Trust. Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements.

     On June 8, 1999, the Company and Bluebird acquired oil and gas reserves and related assets from Vastar including interests in 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas in the total amount of $32.5 million. The effective date of the acquisition was April 1, 1999.

     On December 1, 1999 Bluebird acquired a 50% ownership interest in the Madill gas processing plant and associated gathering system located in Marshall and Bryan counties, Oklahoma in the total amount of $8.4 million. The effective date of the acquisition was November 1, 1999.

     Effective September 1, 2000 the Company acquired a 5.5% net profits interest in the Panoma production and gas gathering facilities for $3.5 million of the Company's restricted common stock. By acquiring this interest, the Company lowered its lease operating expense, increased oil field services income, and reduced a permanent burden on this property.

     Effective April 1, 2000 the Company exchanged interests with another oil and gas company in certain onshore oil producing properties for interests in certain offshore oil and gas producing properties and production facilities located in the Gulf of Mexico in a tax free like-kind exchange. The transaction did not have a material effect on reported production in 2000, but the Company gained significantly increased exposure in an offshore area of interest where it continues to conduct active exploration and development activities.

     During 2000, we realized proceeds of $43.8 million from the sale of non-core oil and gas and other properties, of which approximately $11.6 million was attributable to Bluebird.

     Effective July 1, 2001, the Company acquired proved and unproved oil and gas properties located in Southeast New Mexico totaling approximately 41.8 Bcfe of reserves for $31.6 million, net of purchase price adjustments. The transaction had an effective date of July 1, 2001.

     On December 18, 2001, the Company announced a merger with Prize Energy Corp. (Prize), an independent oil and gas development and production company. The merger was completed on March 15, 2002. The transaction has been accounted for as a purchase of Prize by the Company in accordance with the provisions of FAS 141. Under the terms of the merger, the Company has distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2001 and 2000 as if the acquisitions had occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes:


                                                                      (Unaudited)
                                                              2001                   2000
                                                       --------------------------------------------
                                                       (in thousands, except for per share amounts)
                                                       --------------------------------------------
Revenue..............................................    $      334,873            $    276,999
Total Operating Costs and Expenses...................          (224,138)               (172,320)
                                                        --------------------    -------------------
Operating Profit.....................................           110,735                 104,679
Interest Expense and Other...........................           (52,680)                (48,178)
                                                        --------------------    -------------------
Income before Tax....................................            58,055                  56,501
Provision for Income Tax.............................           (21,792)                (17,429)
Extraordinary loss from early extinguishment of debt.              (304)                      -
                                                        --------------------    -------------------
Net Income...........................................            35,959                  39,072
Dividends Applicable to Preferred Stock..............                 -                 (10,167)
                                                        --------------------    -------------------
Net Income Applicable to Common Stock................            35,959                  28,905
                                                        ====================    ===================
Net Income Per Common Share
   Basic.............................................    $         0.52            $       0.53
                                                        ====================    ===================
   Diluted...........................................    $         0.50            $       0.50
                                                        ====================    ===================


     The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations:

                                                                Years Ended
                                                   2001            2000             1999
Oil and Gas Operations                          -----------------------------------------------
-----------------------------------------------
Production:
   Oil (MBbls).................................        1,410           1,298            1,307
   Gas (MMcf)..................................       24,861          19,579           19,026
   Oil and Gas (MMcfe).........................       33,322          27,368           26,868
   Equivalent Daily Rate (MMcfe/day)...........         91.3            74.8             73.6


Average Sale Prices (after hedging)
   Oil (per Bbl)...............................    $   24.53       $   22.95        $   15.01
   Gas (per Mcf)...............................         3.96            3.90             2.16
   Oil and Gas (per Mcfe)......................         3.99            3.88             2.26
Effect of hedging activities (per Mcfe)........         0.14           (0.41)           (0.12)
Lease Operating Expense (per Mcfe)
   Lifting costs...............................         0.61            0.60             0.57
   Production tax and other costs..............         0.39            0.46             0.30
Gross margin (per Mcfe)........................    $    2.99       $    2.82        $    1.39

Gas Gathering, Marketing and
   Processing Operations
-----------------------------------------------
Throughput Volumes (Mcf per day)
   Gathering...................................       16,139          16,639           18,536
   Processing..................................       13,257          16,506           21,510
Gross margin (in thousands)....................
   Gathering (per Mcf throughput)..............         0.04            0.18             0.14
   Processing (per Mcf throughput).............         0.27            0.50             0.16


Period to Period Comparisons
For the Years Ended December 31, 2001 and 2000

     We reported net income of $13.5 million for the year ended December 31, 2001 as compared to net income of $22.3 million for the same period in 2000, a decrease of 39%. The 2001 period results include a loss on Enron related assets of $3.2 million, a provision for impairment of investments of $7.1 million, and an extraordinary loss from early extinguishment of debt of $304 thousand, net of tax benefits, from the repurchase of $10.5 million of the Company's 10% Senior Notes. Total operating revenues increased 20% to $152.8 million in 2001 from $127.5 million in 2000 and operating profit decreased 5% to $48.0 million in 2001 from $50.3 million in 2000. A 3% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 22% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for the improvement in revenues, while higher depreciation, depletion and amortization expense and the Enron related loss were primarily responsible for the increase in operating costs and expenses. Income applicable to common shares was $13.5 million in the 2001 period versus $12.6 million in the 2000 period, an increase of 8%. Income per common share-diluted was $0.36 per share in the 2001 period compared to $0.51 per share-diluted, in the 2000 period, a decrease of 29% due to a 13% increase in diluted shares. The effect of the extraordinary loss in the 2001 period was $0.01 per share, basic and diluted. No dividends were recorded in the 2001 period due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock. We had previously redeemed $25.0 million (liquidation value) of the 1999 Series A 8% Convertible preferred stock in December, 2000 and Bluebird acquired 100% of our $10.0 million (liquidation value) in 1996 Series A Convertible preferred stock during 2000.

Oil and Gas Operations:

     For the year ended December 31, 2001, we reported oil production of 1.4 MMbbls (million barrels) and gas production of 24,861 MMcf (million cubic feet), which represents an increase of 9% in oil and an increase of 27% in gas produced from the comparable period in 2000. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 22% to
91.3 MMcfe/day in the 2001 period from 74.8 Mmcfe/day in the 2000 period. These increases were primarily the result of the success of our drilling program offsetting normal production declines.

     Prices realized in the 2001 period averaged $24.53 per barrel of oil and $3.96 per Mcf of gas. This represents a 3% increase on a thousand cubic feet of gas equivalent (Mcfe) basis over the 2000 period average realized prices of $22.95 per barrel of oil and $3.90 per Mcf of gas. The unit prices realized include the effects of hedging. During the 2001 period, hedging increased the average price we received for oil by $0.89 per barrel and the average price we received for gas by $0.14 per Mcf. Excluding the effects of hedging, oil prices declined 18% and natural gas prices declined 6% in 2001 from those received in 2000.

     As a result of higher realized prices and higher production levels, oil and gas revenues increased 25% to $133.0 million in the 2001 period compared to $106.1 million in the 2000 period.

     For the 2001 period, oil and gas production lifting costs, on a unit of production basis, were $0.61 per Mcfe as compared to $0.60 per Mcfe in the 2000 period, an increase of 2%. Production tax and other costs were $0.39 per Mcfe in the 2001 period compared to $0.46 per Mcfe in the 2000 period, a decline of 15%, principally due to lower production taxes. Lower production taxes are a result of lower oil and gas prices before the effect of hedge transactions and higher production levels in the Gulf of Mexico on which no production taxes are levied.

     Gross margin for oil and gas operations for the 2001 period was $99.7 million, or $2.99 per Mcfe, compared to $77.1 million, or $2.82 per Mcfe in the 2000 period, an increase of 6% on a per unit of production basis, primarily as a result of higher oil and gas prices realized and the increase in our daily unit production rate.

Gathering, Marketing and Processing Operations:

     For the year ended December 31, 2001, our gathering systems  throughput was
16.1 MMcf per day versus 16.6 MMcf per day for the same period in 2000, a decline of 3% due to normal production declines behind the systems. Gas processing throughput was 13.3 MMcf per day in 2001 versus 16.5 MMcf per day in 2000, a decrease of 20%. Our reported processing throughput in the 2001 period was reduced due to (i) the sale in September 2000 of a substantial ownership interest in oil and gas properties supplying one of our plants, (ii) the voluntary shutdown of two gas processing plants for approximately 1 1/2 months of the 2001 period due to adverse processing economics as a result of high natural gas prices and (iii) normal production declines on properties supplying the plants.

     Revenues from gathering, marketing and processing decreased 11% to $17.9 million in 2001 versus $20.0 million in 2000, primarily due to a decline in natural gas liquids prices and a decrease in throughput. Operating costs for the gathering, marketing and processing segment increased 3% to $16.1 million in 2001 from $15.7 million in 2000.

     The gross margin realized from gathering, marketing and processing for 2001 was $1.8 million versus $4.3 million in 2000, a decrease of 59%. Gathering margin was $0.04 per Mcf gathered in 2001 versus $0.18 per Mcf in 2000 due to a decrease in marketing spreads and losses incurred on pipeline imbalance positions. Processing margin was $0.27 per Mcf in 2001 compared to $0.50 per Mcf in 2000 due to less favorable processing economics because of the decline in natural gas liquids prices and the temporary shutdown of two plants for a portion of the 2001 period.

Oil Field Management Services Operations:

     Revenues from oil field management services were $1.8 million in the 2001 period versus $1.4 million in the 2000 period due to higher management and operations services fees charged to third parties, primarily on offshore operations. Operating costs increased to $1.3 million in 2001 from $903 thousand in 2000 due to higher costs for labor and overhead. The gross margin for this segment in 2001 was $551 thousand versus $545 thousand in 2000, an increase of 1%.

Other Income and Expenses:

     Depreciation and depletion expense was $44.0 million in the 2001 period versus $25.6 million in the 2000 period, an increase of 72% due to higher production levels and higher unit costs. Depreciation and depletion on oil and gas properties was $1.28 per Mcfe in 2001 versus $0.89 per Mcfe in 2000. This 44% increase in the equivalent unit cost was due primarily to an increase in development costs associated with our exploration efforts in the Gulf of Mexico.

     General and administrative expense for 2001 increased 13% to $6.9 million from $6.1 million in 2000. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its increased activity level. The number of personnel employed by the Company at fiscal year-end 2000 and 2001 were 95 and 105, respectively. We recorded equity in earnings of affiliate of $1.1 million in 2001 versus income of $1.3 million in 2000, a 17% decrease, due to decreased net earnings from gas marketing operations of the Company's 30% owned affiliate. Other income was $283 thousand for 2001 versus $477 thousand in 2000, a 41% decrease, due to a reduction in interest income.

     We made provision for a $3.2 million loss on assets associated with the Enron Corp. bankruptcy in the 2001 period. Of the total loss provision recorded, approximately $2.5 million was related to accounts receivable for Enron for physical gas sales and approximately $701 thousand was related to a receivable from a natural gas commodity hedge in which Enron was the counterparty.

     The Company had equity and debt investments in a privately held entity which declared bankruptcy subsequent to December 31, 2001, and for which the Company provided an impairment charge against earnings of $5.0 million at December 31, 2001. Additionally, the Company had an investment in available-for-sale securities of another entity of $2.8 million at December 31, 2001. Because of the deteriorating financial condition of this entity, the Company reported an other than temporary impairment of $2.1 million as a charge against earnings at December 31, 2001, based on the entity's reported market value on that date.

     Interest expense was $19.9 million for 2001 versus $22.3 million for 2000, a decrease of 11%. During the 2001 period, the interest rate on our primarily LIBOR-based bank debt was 6.3% versus 9.1% in 2000, a decline of 31%. The weighted average daily balance of bank debt increased 17% to $93.3 million in 2001 from $79.7 million in 2000. We also benefitted in the 2001 period by the repurchase of $10.5 million of our 10% Senior Notes in June, 2001. In addition, interest expense was reduced in the 2001 period by $744 thousand as a result of interest rate derivatives versus an increase in interest expense of $13 thousand from interest rate derivatives in the 2000 period.

     We recorded a total provision for income tax expense of $8.6 million in 2001 versus $7.6 million in 2000, an increase of 14%. We made no adjustment to the valuation allowance charged against deferred tax assets in the 2001 period, whereas the 2000 period benefitted from a $3.9 million reduction in the valuation allowance charged against deferred tax assets.

     There were no dividends applicable to preferred stock in 2001 as compared to $9.7 million for the 2000 period. The elimination of the dividend was due to the purchase, redemption and conversion of all of the Company's outstanding dividend paying preferred stock not controlled by wholly-owned entities.

For the Years Ended December 31, 2000 and 1999

     We reported record net income of $22.3 million for the year ended December 31, 2000 versus a net loss of $6.8 million for the same period in 1999. Total operating revenues increased 83% to $127.5 million and operating profit increased 233% to $50.3 million in 2000. A 72% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 2% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for these results. We also reported significant increases in revenues and gross operating margins from our gas gathering, marketing and processing and oil field services segments in 2000 compared to 1999 due to improved product prices and processing economics and an increase in customers for whom we are providing operations services. Income applicable to common shares was $12.6 million in 2000 versus a loss applicable to common shares of $11.3 million in 1999. Income per common share - basic was $0.60 per share and income per common share - diluted was $0.51 per share in 2000 compared to a loss applicable to common shares of $0.57 per share, both basic and diluted, in 1999. Income per share in 2000 includes the effect of a $5.5 million non-recurring fee paid upon redemption of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock. The fee was treated as a dividend, which reduced income per common share, basic and diluted, by $0.26 per share and $0.17 per share, respectively, for the year 2000.

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

     The increase in oil and gas prices was the most significant factor affecting the increase in net income in 2000. Prices realized in 2000 averaged $22.95 per barrel of oil and $3.90 per Mcf of gas. This represents a 72% increase on a thousand cubic feet of gas equivalent (Mcfe) basis over 1999 average realized prices of $15.01 per barrel of oil and $2.16 per Mcf of gas. The unit prices realized include the effects of commodity hedging.

     From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During 2000, commodity hedging reduced the average price we received for oil by $5.96 per barrel and for gas by $0.18 per Mcf. During 2000, we had approximately 19% of our natural gas production and 73% of our oil production hedged. Beginning January 1, 2000 we had approximately 14% of our expected natural gas production hedged for 2001 at a weighted average price using cost-less collars of $4.50 to $6.15 per Mcf and we had approximately 45% of our expected crude oil production for the first six months of 2001 hedged at a weighted average price using cost-less collars of $25.00 to $34.73 per barrel.

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

     Interest expense was $22.3 million for 2000 versus $22.1 million for 1999. During most of 2000, the interest rate on our LIBOR-based bank debt and an interest rate swap were higher than in 1999. This was offset by a decrease in outstanding LIBOR-based bank debt in the latter part of 2000 due to reducing debt from cash raised from the sale of non-core oil and gas properties and the exercise of warrants and options for our common stock.

     We recorded a total provision for income tax expense of $7.6 million in 2000 versus none in 1999. The year 2000 provision included a $234 thousand current provision due to alternative minimum tax regulations. The provision for deferred income tax expense of $7.3 million in 2000 reflects a reduction of $3.9 million in the valuation allowance charged against our deferred tax asset. We made this reduction in the valuation allowance in 2000 after consideration of current production levels, current expectations regarding near-term oil and gas prices, current commodity hedging positions, anticipated capital expenditures, the estimated reversal of book and tax temporary differences, available tax-planning strategies and expectations regarding future taxable income. The valuation allowance reduces the deferred tax asset to an amount that is more likely than not to be realized based on the factors previously discussed. No income tax benefit was provided in 1999 because of uncertainty at that time in our ability to realize additional tax benefits on our net operating losses in the future.

     Dividends applicable to preferred stock were $9.7 million for 2000 versus $4.5 million in 1999. The dividends in 2000 included the $5.5 million premium (non-recurring) on redemption of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities during 2001, 2000 and 1999 was $104.1 million, $49.5 million and $17.4 million, respectively. The substantial increase in our operating cash flows in 2001 over 2000 and 2000 over 1999 is primarily the result of higher net realized oil and gas prices and higher production levels. In the 2001 period compared to the 2000 period, a reduction in trade accounts receivable and an increase in trade accounts payable balances also contributed to increased operating cash flows.

     Our net working capital position at December 31, 2001 was a deficit of $23.6 million. On that date, we had available $5.0 million under our senior bank credit facility. Several items contributed to the deficit in working capital, including a delay in obtaining $11.2 million of sale and leaseback financing of offshore production platforms until January 2002, the $3.2 million loss we sustained as a result of the Enron bankruptcy, and the postponement of negotiations for the expected $5.4 million sale of certain assets, also a result of uncertainty in the marketplace caused by Enron. We also cancelled plans to sell an interest in a recent Gulf of Mexico discovery for $10 million because of falling oil and gas prices in the fourth quarter of 2001 and general market uncertainties. Subsequent to December 31, 2001, several actions taken by management eliminated this deficit in working capital. See "Magnum Hunter's Liquidity and Capital Resources" later in this discussion for a more complete description of these actions.

     INVESTING ACTIVITIES. Net cash used in investing activities was $204.0 million in the 2001 period. We made capital expenditures of $204.4 million during 2001. Our capital expenditures are discussed in further detail below. We received a distribution of $1.6 million from NGTS, LLC, a 30% owned natural gas marketing affiliate which we account for under the equity method. Additionally, we made an investment in another 10% owned company of $2.5 million. This affiliate is accounted for as an investment. We realized proceeds of $1.1 million from sale of assets, received payments on promissory notes receivable totaling $70 thousand and had a decrease in deposits of $50 thousand during the 2001 period.

     In the 2000 period, net cash used in investing activities was $20.0 million, which included proceeds from asset sales of $43.8 million, capital expenditures of $60.8 million, a loan made for $1.4 million, repayments on a loan of $1.0 million and investment in unconsolidated affiliate of $2.6 million.

     In 1999, net cash used in investing activities was $58.5 million, which included proceeds from asset sales of $1.5 million and capital expenditures of $60.0 million.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $102.7 million in 2001. We borrowed $262.5 million under our senior bank credit lines and $4.0 million through vendor provided financing for offshore construction. We repaid borrowings under our senior bank credit lines by $158.6 million, made payments of $180 thousand on production payment and other loans and repurchased $10.5 million principal value of our 10% Senior Notes on the open market for $10.8 million. We received $5.8 million in cash from the issuance of common stock. Cash dividends paid were $169 thousand in 2001. Due to the repayment of Bluebird's bank debt, its cash is no longer restricted, which provided $1.8 million in cash. We paid $956 thousand for fees related to financing activities, made a loan to stockholder of $300 thousand, received repayment of stockholder loans of $360 thousand, made a loan to the ESOP of $898 thousand, received a loan repayment from the ESOP of $1.1 million, and purchased treasury stock for $1.0 million. With respect to the ESOP, and as required under Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares when they are committed to be released. The difference between cost and the fair market value of the committed to be released shares is recorded in additional paid-in-capital. Unreleased shares held by the ESOP are excluded from the calculation of earnings per share.

     In the 2000 period, net cash used in financing activities was $31.0 million. We borrowed a total of $101.1 million under our senior bank credit lines of which $11.5 million was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $144.8 million, of which $32.7 million was attributable to Bluebird. We received $60.0 million in cash from the issuance of common and preferred stock, net of offering costs. We paid $534 thousand of fees related to financing activities. We spent $25.0 million to redeem our 1999 Series A preferred stock, while Bluebird also spent $10.5 million to acquire Magnum Hunter preferred and common stock. Cash dividends paid were $10.2 million in 2000. We loaned the ESOP $1.6 million to purchase our common stock. Bluebird had a net decrease in cash of $325 thousand.

     In 1999, net cash provided by financing activities was $37.7 million. We borrowed a total of $106.8 million under our senior bank credit lines, of which $46.3 million was attributable to Bluebird. We repaid borrowings under our senior bank credit lines by $103.2 million, of which $30.5 million was attributable to Bluebird. We realized proceeds from issuance of common and preferred stock of $46.3 million, net of offering costs. We also paid fees related to financing activities of $1.6 million, paid a short term note of $2 million, loaned the ESOP $759 thousand, loaned a shareholder $123 thousand, purchased treasury stock for $1.7 million and paid preferred dividends of $4.2 million. Bluebird had a net increase in cash of $1.7 million.

     BLUEBIRD'S CAPITAL RESOURCES. On May 17, 2001, Bluebird sold all of its proved and unproved oil and gas properties, except for its investment in Tel Offshore Trust, and all of its pipelines and other fixed asset property to Magnum Hunter Production, Inc., for $17.7 million in cash and $10 million of our 1996 Series A Convertible preferred stock. Bluebird used the cash to repay and retire its $17.7 million of debt under its senior bank credit line. The effective date of the sale was May 1, 2001. On June 25, 2001, Bluebird purchased $4.7 million face value of Magnum Hunter Resources, Inc. 10% Senior Notes on the open market. Bluebird remains an unrestricted subsidiary under the Company's senior bank credit agreement. At December 31, 2001, Bluebird had no capital spending plans or commitments and no remaining debt or interest payment requirements.

     MAGNUM HUNTER'S LIQUIDITY AND CAPITAL RESOURCES. The following discussion of Magnum Hunter's capital resources refers to the Company and its affiliates other than Bluebird, whose capital resources were discussed separately above. Internally generated cash flow and the borrowing capacity under its senior bank credit line are the Company's major sources of liquidity. From time to time, the Company may also sell oil and gas properties in order to increase liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, the Company has accessed both public and private capital markets to provide liquidity for specific activities and general corporate purposes.

     In December 2000, the Company used $10.0 million in cash to purchase 100% of its 1996 Series A Convertible preferred stock outstanding from Bluebird. This preferred stock was held by another 100% owned affiliate for possible re-issue at a later date. Also in December 2000, the Company spent $30.5 million (including a $5.5 million redemption premium) to redeem 50% of its outstanding 1999 Series A 8% Convertible preferred stock. In January, 2001 the remaining 50% of this preferred stock was converted by the holder to the Company's common stock at the conversion price of $5.25 per share. As a result of the redemption of its 1999 Series A 8% Convertible preferred stock, the Company saved $4.0 million in annual dividend payments. In May 2001, the Company reissued the $10.0 million of its 1996 Series A Convertible preferred stock to Bluebird in connection with the acquisition of Bluebird's oil and gas properties. The Company will make dividend payments of $875 thousand annually to Bluebird, however, such payments are eliminated under consolidated financial reporting.

     On May 17, 2001, the Company closed on a new $225 million Senior Bank Credit Facility, of which $160 million was available under the borrowing base at December 31, 2001. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. This new credit facility consolidated and replaced both the Company's and Bluebird's previous credit facilities. At December 31, 2001, borrowings under this line were $155.0 million, leaving availability of $5.0 million on that date versus a deficit in working capital of $27.4 million (excluding Bluebird). As described below, the Company entered into several courses of action to remedy this working capital shortfall. On a semiannual basis, the borrowing base is redetermined by the banks based on their review of the Company's oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess.

    On December 5, 2001, the Company announced that a distribution of one warrant for every five shares of common stock owned on January 10, 2002. These warrants were distributed on March 21, 2002. Each new warrant will entitle the holder to purchase one share of common stock at $15. The warrants will expire three years from the date of distribution.

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed offshore production platforms and associated pipelines that were recently placed into service. The Company received a total of $11.2 million in new funding which was used for general corporate purposes including a voluntary reduction under the Company's corporate bank revolving credit facility. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds of approximately 5.30% per annum, based on current interest rates. This transaction will be accounted for as a capital lease.

     On March 15, 2002, the Company amended and restated its Senior Bank Credit Facility (the facility) in conjunction with the merger with Prize. The amended facility provides for total borrowings of $500 million, up from $225 million, and raises the borrowing base limit from $160 million to $300 million. On March 15, 2002, the Company borrowed $185.6 million against the facility, leaving $114.4 million of excess credit line for working capital and other corporate purposes.

     On March 15, 2002, the Company also completed a private placement of $300 million of Senior Notes (the private placement) due 2012 that are unsecured. Interest on the Senior Notes bear an annual rate of 9.6% due semi-annually, commencing September 15, 2002.

     With the funds provided by the new facility and the private placement of Senior Notes, the Company repaid indebtedness under its old credit facility of $155.7 million, repaid debt under Prize's previous credit agreement of $246.8 million, funded the cash component of the merger consideration of $70.9 million, and paid other fees and expenses related to the merger, facility and private placement of approximately $12.2 million. In connection with the merger with Prize, the Company issued 34,062,963 shares of its common stock to Prize shareholders, increasing its total shares outstanding by 96%. Also in connection with the merger with Prize, 11,811,073 Prize warrants remain outstanding and are exercisable at $9.12 for up to a total of 4,218,241 shares of the Company's common stock. These warrants expire in November 2002. Additionally, 150,000 Prize warrants remain outstanding and are exercisable at $6.38 for up to 53,573 shares of the Company's common stock. These warrants expire in June 2002.

     The Company's internally generated cash flow, results of operations, and financing for its operations are dependent on oil and gas prices. To the extent that oil and gas prices decline, the Company's earnings and cash flows may be adversely affected.

     CAPITAL EXPENDITURES. For the year ended December 31, 2001, the Company's total capital expenditures for property, plant and equipment were $204.4 million. The following summarizes the Company's capital expenditures by cost component (in millions):

                                 Oil & Gas Properties
                            ------------------------------       Other
                              Unproved          Proved          Property          Total
                            -------------    -------------    ------------    -------------
Acquisition Costs             $      12.2       $     36.1        $    1.3       $     49.6
Exploration Costs                     4.1             33.6               -             37.7
Development Costs                       -            117.1               -            117.1
                            -------------    -------------    ------------    -------------
Total                         $      16.3       $    186.8        $    1.3       $    204.4


     Acquisition costs include $4.8 million for unproved and $26.8 million for proved reserves in the Mallon acquisition and $5.8 million for the purchase of additional proved reserves in South Timbalier block 264. As of December 31, 2001, the Company had total unproved oil and gas property costs of $18.7 million, consisting of $14.7 million of property acquisition costs and $4.0 million of exploration costs.

     For the year 2002, the Company has budgeted approximately $115 million for exploration and development activities, including $40 million on properties acquired in the Prize merger. We anticipate that the 2002 capital expenditure budget will be funded by cash flow from operations and credit facility utilization. The Company is not contractually obligated to proceed with any of its material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, oilfield costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

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

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS. We have the following contractual obligations as of December 31, 2001:

                                                              Payments Due by Period (in thousands)
Contractual Obligations                 Total            Less than 1         1 - 3 Years         4 - 5 Years       After 5 Years
                                                             Year
-------------------------------    ----------------    ----------------    ---------------     ---------------    ---------------
Long-Term Debt                         $    284,539        $         73        $   155,000        $    129,466          $     -
Notes Payable                                 4,044               4,044                -                   -                  -
Operating Leases                              3,732               1,037              2,576                 119                -
                                   ----------------    ----------------    ---------------     ---------------    ---------------
Total Contractual Obligations          $    292,315        $      5,154        $   157,576        $    129,585          $     -


     We have commercial commitments in the form of guarantees on a several basis to trade creditors of our 30% owned affiliate, NGTS, LLC. The total amount committed as of December 31, 2001 is $11,040,000. The guarantees expire up to one year from the dates of original issuance.

Critical Accounting Policies and Other

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using significant accounting policies, practices and estimates as described below. We believe the reported financial results are reliable and that the ultimate actual results will not differ significantly from those reported.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates on a pro rata basis its approximately 39%, as of at December 31, 2001, ownership of TEL Offshore Trust. The Company accounts for its investment in NGTS, LLC under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform with the current presentation.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Bluebird Energy, Inc. ("Bluebird"), are direct guarantors of the Company's 10% senior notes and have fully and unconditionally guaranteed the notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Bluebird), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Bluebird (See
Note 17 to the Consolidated Financial Statements). There is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, and, except for Bluebird, loans or advances.

Oil and Gas Properties

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas proved reserves are capitalized into a "full cost pool" on a country-by-country basis as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves, as determined by independent petroleum engineers. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of unamortized cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write- down of oil and gas properties is not reversible at a later date even if oil or gas prices subsequently increase. The Company's capitalized costs exceeded the PV-10 limitation utilizing prices in effect at December 31, 2001 by $76 million. However, no writedown for impairment of oil and gas properties was required as a result of the increase in oil and gas prices subsequent to December 31, 2001. Significant downward revisions of quantity estimates, declines in oil and gas prices, higher operating costs or additional capital costs which are not offset by incremental increases in oil and gas reserves or other factors could possibly result in a write-down for impairment of oil and gas properties in the future.

     Reserve engineering is a subjective process that is dependent on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are subject to change over time as additional information becomes available.

Revenue Recognition

     Revenues are recognized when title to the product transfers to purchasers. We follow the "sales method" of accounting for revenue for oil and natural gas production, so that we recognize sales revenue on all production sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. Ultimate revenues from the sales of oil and gas production is not known with certainty until up to three months after production and title transfer occur. Current revenues are accrued based on our expectation of actual deliveries and actual prices received.

Inflation and Changes in Prices

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

     The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. A significant portion of the Company's gas production is currently sold to a 30% owned affiliate, NGTS, LLC, or end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

Hedging

     Periodically the Company enters into futures, options, and swap contracts to reduce the adverse effects of fluctuations in crude oil and gas prices and interest rates. It is the policy of the Company to not enter into any such commodity hedging arrangements which cause the Company's aggregate commodity hedge position to exceed 75% of the oil and gas production during the projected next 12 months. We also utilize financial derivative instruments to hedge the risk associated with interest on our outstanding debt. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction is recognized. The Company's accounting of the fair value of derivative instruments is discussed below.

New Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Derivative instruments that are not hedges must be adjusted to the fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income
(loss).

     The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company determined that the interest rate derivative did not qualify for hedge treatment as defined within SFAS No. 133. The crude oil and natural gas derivatives qualified as cash-flow hedges.

     At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. In June, 2001 the Company terminated its position in this derivative. For the year ended December 31, 2001, the Company recognized a gain of $980 thousand as a reduction of interest expense for this derivative.

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

     At December 31, 2001, the Company had no crude oil derivatives, and its natural gas derivatives had a fair value of $3.6 million, recognized as derivative assets of $5.1 million and derivative liabilities of $1.5 million. The Company recognized a liability of $1.0 million on its interest rate derivatives. For the year ended December 31, 2001, the income statement includes a gain of $1.3 million related to the crude oil derivatives, a gain of $3.4 million related to the natural gas derivatives and a loss of $204 thousand on interest rate derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income related to the natural gas derivatives at December 31, 2001, will be reclassified into the income statement within the next eighteen months and for the interest rate derivatives, within the next twenty months.

Recently Issued Statements

     SFAS No. 141 - SFAS No. 141, "Business Combinations", is effective for the Company beginning July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method. The adoption of SFAS No. 141 as of July 1, 2001 did not have an impact on our consolidated financial statements.

     SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

     In addition, SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations. The adoption of SFAS No. 142 will not have a material impact on our consolidated financial statements.

     SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for the Company beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. We are in the process of evaluating the impact of the provisions of SFAS No. 143.

     SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. We are in the process of evaluating the impact of the provisions of SFAS No. 144.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements, special purpose entities or financing partnerships. We have agreed to provide guarantees on a several basis to trade creditors of our 30% owned affiliate, NGTS, LLC. The upper limit of liability we have agreed to guarantee is $15 million. At December 31, 2001, the aggregate amount of our guarantees for NGTS, LLC was $11,040,000.

     The Company had equity and debt investments in a privately held entity which declared bankruptcy subsequent to December 31, 2001, and for which the Company provided an impairment charge against earnings of $5.0 million at December 31, 2001. The Company is not responsible for any debts of this entity. The Company had an investment in available-for-sale securities of another entity of $2.8 million at December 31, 2001. Because of the deteriorating financial condition of this entity, the Company reported an other than temporary impairment of $2.1 million as a charge against earnings at December 31, 2001. The Company is not responsible for any debts of this entity.

Other

     Our hedging activity has resulted in gas revenue that reflects approximately 60% of our gas sales volumes realized at fixed prices. The remainder of our hydrocarbon volumes are sold at market prices. Future commodity price declines will negatively impact future income and cash flow to the extent of any production sold at market prices. These declines could ultimately affect the quantity of proved oil and gas reserves and cost center ceiling values. These results, individually or collectively, could result in bank debt default and/or debt acceleration, restrict our ability to attract qualified personnel or cause further industry consolidation. There are no requirements from any of the Company's lenders to hedge our products.

     Our domestic operations are concentrated in the southwestern and midcontinent regions of the United States and shallow water region of the Gulf of Mexico offshore Texas and Louisiana. We currently have no operations outside of the United States of America. We currently have eighteen wells which individually produce 1.5 MMcfe per day or greater, but these are not concentrated in any one field. We have no individual fields in which disruptions could reduce our financial results.

     FORWARD-LOOKING STATEMENTS. This Form 10-K and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "budget", "plan", "forecast", "predict" and other similar expressions are intended to identify forward- looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward- looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

     Energy swap agreements. The Company produces, purchases, and sells crude oil, natural gas, condensate, and natural gas liquids. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable and to reduce volatility. The Company engages in futures contracts with certain of its oil and gas production through various contracts ("Swap Agreements"). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

     The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet crude oil and the Inside FERC natural gas index price posting ("Index"). The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the specified Index prices for each month applied to the related contract volumes. To the extent the Index exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the Index price, the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the Index price exceeds the contract ceiling, the Company pays the spread between the ceiling and the Index price applied to the related contract volumes. To the extent the contract floor exceeds the Index, the Company receives the spread between the contract floor and the Index price applied to the related contract volumes.

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     At December 31, 2001, the Company had the following open contracts:


            Type           Volume/Day       Duration         Wtd. Avg. Price
          -----------     ------------    ------------      ------------------
Gas
-------
          Swap......      60,000 MMBtu   Jan 02 - Dec 02        $ 2.87
          Swap......      50,000 MMBtu   Jan 03 - Jun 03        $ 2.88

     Based on future market prices at December 31, 2001, the fair value of open contracts to the Company was a net asset of $3.6 million. If future market prices were to increase 10% from those in effect at December 31, 2001, the fair value of open contracts to the Company would decrease in value to a net liability of $4.5 million. If future market prices were to decline 10% from those in effect at December 31, 2001, the fair value of the open contracts to the Company would increase to a net asset of $11.6 million.

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

             Type                     Notional Amount          Termination Date         Pay Rate              Receive Rate
            ------                    ---------------          ----------------      --------------         ----------------
  Pay Fixed/Receive Variable            $50,000,000                8/23/03            4.25 % Fixed              3 month
                                                                                                               LIBOR rate
                                                                                                             currently 2.195%

     The rate the Company receives will be reset every three months to exactly match the rate the Company will pay on $50.0 million of its outstanding LIBOR-based bank debt.

     Based on future market prices at December 31, 2001, the fair value of open interest rate swap contracts to the Company was a liability of $1.0 million. If future market rates were to increase 10% from those in effect at December 31, 2001, the fair value of open contracts to the Company would be a liability of $864 thousand. If future market rates were to decline 10% from those in effect at December 31, 2001, the fair value of the open contracts to the Company would be a liability of $1.2 million.

Fixed and Variable Debt.

     The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate senior notes, which are valued at their last traded value before December 31, 2001.


     Expected Maturity Dates
         (in thousands)               2002        2003      2004-2006      2007        Total      Fair Value
                                    ---------  ----------   ----------   ---------   ----------   -----------
Variable Rate Debt:
Bank Debt with Recourse (a)......   $      -    $ 155,000    $     -      $    -      $ 155,000    $ 155,000
Fixed Rate Debt:
Senior Notes (b).................   $      -    $     -      $     -      $129,466    $ 129,466    $ 130,113
Other............................   $      73   $     -      $     -      $    -      $      73    $      73
Notes Payable - Current (c)......   $   4,044   $     -      $     -      $    -      $   4,044    $   4,044

--------------------

     (a) The weighted average interest rate on the bank debt with recourse at December 31, 2001 is 4.71%.
     (b) The interest rate on the senior notes is a fixed 10%.
     (c) The interest rate on notes payable - current is a fixed 7%.

Item 8. Consolidated Financial Statements and Unaudited Supplemental Information


                   Index to Consolidated Financial Statements

                                                                                                           Page

     Independent Auditors' Report...........................................................................F-1

     Financial Statements:
             Consolidated Balance Sheets at December 31, 2001and 2000.......................................F-2

            Consolidated Statements of Operations and Comprehensive Income for the
                     Years Ended December 31, 2001, 2000 and 1999...........................................F-3

             Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 2001, 2000 and 1999..........................................F-4

             Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 2001, 2000 and 1999................................................F-5

     Notes to Consolidated Financial Statements.............................................................F-6

     Supplemental Information (Unaudited)..................................................................F-30


                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 2001, and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP


Dallas, Texas
March 22, 2002

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                      December 31,        December 31,
                                                                                          2001                2000
                                                                                --------------------------------------------
                                     ASSETS

Current Assets
     Cash and cash equivalents..................................................$           2,755        $        9
     Restricted cash ..........................................................                 -             1,820
     Accounts receivable
          Trade, net of allowance of $3,264 and $50, respectively...............           14,251            30,442
          Due from affiliates...................................................              235               107
     Notes receivable from affiliate............................................              300               377
     Current portion of long-term notes receivable, net of allowance of $1,170..                -                50
     Income tax refund receivable...............................................              300                 -
     Derivative assets, current.................................................            5,045                 -
     Prepaid and other..........................................................            2,220             2,033
                                                                                --------------------------------------------
           Total Current Assets.................................................           25,106            34,838
                                                                                --------------------------------------------
Property, Plant, and Equipment
     Oil and gas properties, full cost method
           Unproved.............................................................           18,653             5,534
           Proved...............................................................          556,766           367,822
     Pipelines..................................................................           12,642            12,581
     Other property.............................................................            3,640             2,459
                                                                                --------------------------------------------
     Total Property, Plant and Equipment........................................          591,701           388,396
           Accumulated depreciation, depletion, amortization and impairment.....         (171,864)         (127,864)
                                                                                --------------------------------------------
     Net Property, Plant and Equipment..........................................          419,837           260,532
                                                                                --------------------------------------------
Other Assets
     Deposits and other assets..................................................            4,420             6,570
     Investment in unconsolidated affiliates, net of allowance
       of $453 and $0, respectively.............................................            5,022             8,054
     Deferred tax asset ........................................................                -             5,618
                                                                                --------------------------------------------
     Total Assets.............................................................. $         454,385        $  315,612
                                                                               =============================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade payables and accrued liabilities.....................................$          41,446        $   27,094
     Dividends payable..........................................................                -               169
     Suspended revenue payable..................................................            2,154             3,201
     Derivative liabilities, current............................................              996                 -
     Current income taxes payable...............................................                -               234
     Current maturities of long-term debt, with recourse........................               73                19
     Notes payable..............................................................            4,044                 -
                                                                                --------------------------------------------
           Total Current Liabilities............................................           48,713            30,717
                                                                                --------------------------------------------
Long-Term Liabilities
     Long-term debt, with recourse, less current maturities.....................          284,466           170,520
     Long-term debt, non recourse, less current maturities......................                -            20,600
     Production payment liability...............................................              203               359
     Derivative liabilities, noncurrent.........................................            1,531                 -
     Deferred income taxes payable..............................................            1,498                 -
Commitments and Contingencies (Note 11)
Stockholders' Equity
     Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated as Series A; 80,000 issued and outstanding, liquidation
       amount $0................................................................                -                 -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased
        and held for remarketing by subsidiary, liquidation amount $10,000,000..                1                 1
       50,000 designated as 1999 Series A 8% Convertible; none and 25,000 issued and outstanding, respectively,  liquidation amount $0 and
        $25,000,000, respectively...............................................                -                 -
     Common Stock - $.002 par value; 100,000,000 shares authorized,
       36,588,097 and 30,705,398 shares issued, respectively....................               73                61
     Additional paid-in capital.................................................          157,836           148,580
     Accumulated other comprehensive income (loss)..............................            1,632              (466)
     Accumulated deficit........................................................          (36,636)          (50,152)
     Receivable from stockholder................................................             (442)             (442)
     Unearned common stock in ESOP, at cost (468,652 and 680,282 shares,
      respectively).............................................................           (2,576)           (2,780)
                                                                                --------------------------------------------
                                                                                          119,888            94,802
     Treasury stock, at cost (441,813 and 455,063 shares of common stock,
      respectively).............................................................           (1,914)           (1,386)
                                                                                --------------------------------------------
     Total Stockholders' Equity.................................................          117,974            93,416
                                                                                --------------------------------------------
     Total Liabilities and Stockholders' Equity.................................$         454,385        $  315,612
                                                                                ============================================

                 The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
        (in thousands of dollars, except for share and per share amounts)

                                                                             For the Years Ended
                                                                                 December 31,
                                                              -----------------------------------------------------
                                                                      2001             2000            1999
                                                              -----------------------------------------------------
Operating Revenues:
   Oil and gas sales..........................................  $      133,083   $      106,052  $       60,673
   Gas gathering, marketing and processing....................          17,895           20,010           8,185
   Oil field services.........................................           1,828            1,448             768
                                                              -----------------------------------------------------
         Total Operating Revenues.............................         152,806          127,510          69,626
                                                              -----------------------------------------------------
Operating Costs and Expenses:
   Oil and gas production lifting costs.......................          20,388           16,401          15,431
   Production taxes and other costs...........................          12,994           12,558           8,144
   Gas gathering, marketing and processing....................          16,101           15,685           5,870
   Oil field services.........................................           1,277              903             350
   Depreciation, depletion and amortization...................          43,999           25,556          22,072
   Gains on sale of assets....................................             (58)             (28)           (272)
      Loss on Enron related assets............................           3,156                -               -
   General and administrative.................................           6,898            6,106           2,919
                                                              -----------------------------------------------------
         Total Operating Costs and Expenses...................         104,755           77,181          54,514
                                                              -----------------------------------------------------
Operating Profit..............................................          48,051           50,329          15,112
   Equity in earnings (loss) of affiliate.....................           1,085            1,307           (103)
   Other income...............................................             283              477             354
      Provision for impairment of investments.................          (7,123)               -               -
      Minority interest in subsidiary loss....................               -                -             (86)
   Interest expense...........................................         (19,868)         (22,298)        (22,103)
                                                              -----------------------------------------------------
Income (loss) before income tax...............................          22,428           29,815         (6,826)
   Provision for income tax expense
      Current.................................................            (178)            (234)              -
      Deferred................................................          (8,430)          (7,321)              -
                                                              -----------------------------------------------------
         Total provision for income tax expense...............          (8,608)          (7,555)              -
                                                              -----------------------------------------------------
Income (Loss) Before Extraordinary Loss.......................          13,820           22,260          (6,826)
      Extraordinary loss from early extinguishment of debt,
          net of income tax benefit of $186...................            (304)               -               -
                                                              -----------------------------------------------------
Net Income (Loss).............................................          13,516           22,260          (6,826)
   Dividends Applicable to Preferred Stock....................               -           (9,708)         (4,509)
                                                              -----------------------------------------------------
Income (Loss) Applicable to Common Shares.....................  $       13,516   $       12,552  $      (11,335)
                                                              =====================================================
Comprehensive Income (Loss):
     Net Income (Loss)........................................  $       13,516   $       22,260  $       (6,826)
     Other Comprehensive Income (Loss), net of tax
     Cumulative effect on prior years of a change in
      accounting principle....................................          (1,757)               -               -
   Gain on derivatives........................................           3,536                -               -
   Reclassification adjustment related to derivative assets...            (147)               -               -
   Unrealized Gain (Loss) on investments......................             466            1,247           (405)
                                                              -----------------------------------------------------
Comprehensive Income (Loss)...................................  $       15,614   $       23,507  $      (7,231)
                                                              =====================================================
Income (Loss) per Common Share - Basic
   Income (Loss) Before Extraordinary Loss....................  $         0.40   $         0.60  $       (0.57)
   Extraordinary Loss.........................................           (0.01)               -              -
                                                              -----------------------------------------------------
Income (Loss) per Common Share - Basic                          $         0.39   $         0.60  $       (0.57)
                                                              =====================================================
Income (Loss) per Common Share - Diluted
   Income (Loss) Before Extraordinary Loss....................  $         0.37   $         0.51  $       (0.57)
   Extraordinary Loss.........................................           (0.01)               -              -
                                                              -----------------------------------------------------
Income (Loss) per Common Share - Diluted                        $         0.36   $         0.51  $       (0.57)
                                                              =====================================================
Common Shares Used in Per Share Calculation
   Basic .....................................................      34,819,614       20,856,854     19,743,738
                                                              =====================================================
   Diluted ...................................................      37,108,976       32,834,270     19,743,738
                                                              =====================================================

              The accompanying  notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
             For the Periods Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)

                                                                                                                         Additional
                                                        Preferred Stock        Common Stock         Treasury Stock        Paid-In
                                                     Shares       Amount    Shares       Amount  Shares       Amount      Capital
                                                     ------------------------------------------------------------------------------
Balance at December 31, 1998.......................  1,080,000    $    1    21,738,320   $   43  (1,054,507)  $ (1,909)   $  80,032
  Issuance of 1999 Series A preferred, net of
    offering costs.................................    50,000          -                                                     46,260
  Fees paid on issuance of warrants................                                                                            (133)
  Common Stock contributed to 401(k) plan .........                                                  41,115          -          123
  Exercise of employees' common stock options .....                                                 102,145          -           74
  Costs associated with release of shares from ESOP                                                                              (2)
  Purchase of treasury stock ......................                                                (601,472)    (1,722)
  Dividends declared on preferred stock ...........                                                                          (4,509)
  Net loss ........................................
  Unrealized loss on investment ...................
  Loan to stockholder..............................
  Unearned shares in ESOP..........................
                                                   --------------------------------------------------------------------------------
Balance at December 31, 1999.......................  1,130,000    $    1    21,738,320   $   43  (1,512,719)  $ (3,631)   $ 121,845
  Purchase of 1996 Series A preferred by subsidiary                                                                         (10,035)
  Redemption of 1999 Series A 8% convertible
    preferred stock................................    (25,000)                                                             (25,000)
  Purchase of treasury stock.......................                                                (129,032)      (500)
  Exercise of employees' common stock options......                            528,942        1     127,450         77        2,335
  Exercise of warrants, net of expenses............                          8,438,136       17     702,272      1,588       55,952
  Issuance of common stock for property............                                                 356,966      1,080        2,401
  Costs associated with release of shares from ESOP                                                                             672
  Deferred tax benefit on exercise of employee
    stock options..................................                                                                410
  Net income.......................................
  Dividends on preferred stock.....................
  Unrealized gain on investment....................
  Repayment of stockholder loan....................
  Unearned shares in ESOP..........................
                                                   --------------------------------------------------------------------------------
Balance at December 31, 2000.......................  1,105,000    $    1    30,705,398$      61    (455,063)  $ (1,386)   $ 148,580
  Conversion of 1999 Series A 8% convertible
    preferred stock................................    (25,000)              4,761,904       10                                 (10)
  Exercise of employees' common stock options......                          1,068,316        2      56,300        171        4,692
  Deferred tax benefit on exercise of employee
    stock options..................................                                                              2,350
  Common stock contributed to 401(k) plan and other                             52,479        -                                 151
  Issuance of common stock from treasury...........                                                  72,900        316          418
  Purchase of treasury stock.......................                                                (115,950)    (1,015)
  Net income.......................................
  Cumulative effect on prior years of a change in
    accounting principle...........................
  Gain on hedges...................................
  Reclassification adjustment related to
    derivative assets..............................
  Unrealized gain on investments...................
  Employee salary deferrals to ESOP................                                                                           1,655
  Loan to ESOP.....................................
                                                   --------------------------------------------------------------------------------
Balance at December 31, 2001.......................  1,080,000    $    1    36,588,097   $   73    (441,813)  $ (1,914)   $ 157,836
                                                   ================================================================================

                                                         Accumulated Other                Receivable     Unearned Shares in
                                                          Comprehensive     Accumulated      from               ESOP
                                                          Income (Loss)       Deficit     Stockholder    Shares       Amount
                                                       -------------------------------------------------------------------------
Balance at December 31, 1998.......................       $   (1,308)       $  (55,734)    $   (672)    (250,423)     $  (756)
  Issuance of 1999 Series A preferred, net of
    offering costs.................................
  Fees paid on issuance of warrants................
  Common Stock contributed to 401(k) plan .........
  Exercise of employees' common stock options .....
  Costs associated with release of shares from ESOP
  Purchase of treasury stock ......................
  Dividends declared on preferred stock ...........
  Net loss ........................................                             (6,826)
  Unrealized loss on investment ...................             (405)
  Loan to stockholder..............................                                             (123)
  Unearned shares in ESOP..........................                                                     (287,092)        (882)
                                                       -------------------------------------------------------------------------
Balance at December 31, 1999.......................       $   (1,713)       $  (62,560)    $    (795)   (537,515)     $(1,638)
  Purchase of 1996 Series A preferred by subsidiary
  Redemption of 1999 Series A 8% convertible
    preferred stock................................
  Purchase of treasury stock.......................
  Exercise of employees' common stock options......
  Exercise of warrants, net of expenses............
  Issuance of common stock for property............
  Costs associated with release of shares from ESOP
  Deferred tax benefit on exercise of employee
    stock options..................................
  Net income.......................................                             22,260
  Dividends on preferred stock.....................                             (9,852)
  Unrealized gain on investment....................            1,247
  Repayment of stockholder loan....................                                              353
  Unearned shares in ESOP..........................                                                     (142,767)      (1,142)
                                                       -------------------------------------------------------------------------
Balance at December 31, 2000.......................       $     (466)       $  (50,152)    $    (442)   (680,282)     $(2,780)
  Conversion of 1999 Series A 8% convertible
    preferred stock................................
  Exercise of employees' common stock options......
  Deferred tax benefit on exercise of employee
    stock options..................................
  Common stock contributed to 401(k) plan and other
  Issuance of common stock from treasury...........
  Purchase of treasury stock.......................
  Net income.......................................                             13,516
  Cumulative effect on prior years of a change in
    accounting principle...........................           (1,757)
  Gain on hedges...................................            3,536
  Reclassification adjustment related to
    derivative assets..............................             (147)
  Unrealized gain on investments...................              466
  Employee salary deferrals to ESOP................                                                      317,080        1,102
  Loan to ESOP.....................................                                                     (105,450)        (898)
                                                       -------------------------------------------------------------------------
Balance at December 31, 2001.......................       $    1,632        $  (36,636)    $    (442)   (468,652)     $(2,576)
                                                       =========================================================================

   The accompanying  notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                For the Years Ended
                                                                                                    December 31,
                                                                                   -------------------------------------------------
                                                                                          2001            2000           1999
                                                                                   -------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................     $    13,516      $    22,260     $    (6,826)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities
        Extraordinary loss......................................................             304                -               -
        Depreciation, depletion and amortization................................          43,999           25,556          22,072
        Impairment of investments...............................................           7,123                -               -
        Amortization of financing fees..........................................           1,192            1,318           2,091
        Increase in allowance for doubtful accounts.............................           3,214              464               -
        Deferred income taxes...................................................           8,430            7,321               -
        Equity in (income) loss of unconsolidated affiliate.....................          (1,085)          (1,307)            103
        Minority interest expense...............................................               -                -              86
        Cost of shares released from ESOP suspense..............................               -              448             151
        Excess of fair value over cost of shares released from ESOP suspense....           1,655              672              (2)
        Gain on sale of assets..................................................             (58)             (28)           (272)
        Change in fair value of derivatives.....................................             162                -               -
        Changes in certain assets and liabilities
                Accounts and notes receivable...................................          12,849          (20,378)         (4,660)
                Other current assets............................................            (187)            (737)            281
                Accounts payable and accrued liabilities........................          13,494           13,827           4,411
                Current income taxes payable....................................            (534)             234               -
                Minority interest liability.....................................               -             (184)              -
                                                                                   -------------------------------------------------
  Net Cash Provided By Operating Activities.....................................         104,074           49,466          17,435
                                                                                   -------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets..................................................           1,124           43,770           1,499
  Additions to property and equipment...........................................        (204,370)         (60,830)        (59,968)
  Decrease in deposits and other assets.........................................              50                -               -
  Loan made for promissory note receivable......................................               -           (1,370)              -
  Payments received on promissory note receivable ..............................              70            1,012               -
  Distribution from unconsolidated affiliate....................................           1,590                -               -
  Investment in unconsolidated affiliate........................................          (2,453)          (2,590)              -
                                                                                   -------------------------------------------------
  Net Cash Used In Investing Activities.........................................        (203,989)         (20,008)        (58,469)
                                                                                   -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt, note payable, and
    production payment..........................................................         266,524          101,056         106,800
  Fees paid related to financing activities.....................................            (956)            (534)         (1,603)
  Payments of principal on long-term debt and production payment................        (169,557)        (144,824)       (103,186)
  Payment of short-term notes payable ..........................................               -                -          (2,000)
  Receipts from short-term notes receivable ....................................             360                -               -
  Loan repaid by (made to) stockholder..........................................            (300)             353            (123)
  Loan to ESOP..................................................................            (898)          (1,590)           (759)
  Loan repaid from ESOP.........................................................           1,102                -               -
  Payment of fees on issuance of warrants and preferred stock...................               -                -            (133)
  Proceeds from issuance of common and preferred stock, net of offering costs...           5,750           59,970          46,334
  Purchase of 1996 Series A preferred stock by subsidiary.......................               -          (10,035)              -
  Redemption of 1999 Series A preferred stock...................................               -          (25,000)              -
  Purchase of treasury stock ...................................................          (1,015)            (500)         (1,722)
  Decrease (increase) in restricted cash for payment of notes payable ..........           1,820              325          (1,686)
  Dividends paid................................................................            (169)         (10,235)         (4,176)
                                                                                   -------------------------------------------------
  Net Cash Provided By (Used In) Financing Activities...........................         102,661          (31,014)         37,746
                                                                                   -------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................           2,746           (1,556)         (3,288)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................               9            1,565           4,853
                                                                                   -------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................................     $     2,755      $         9     $     1,565
                                                                                   =================================================

      The  accompanying  notes  are an  integral  part of these consolidated financial statements.

                                       F-5

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

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its existing wholly-owned subsidiaries, Bluebird Energy, Inc. ("Bluebird"), Gruy Petroleum Management Company ("Gruy"), Hunter Gas Gathering, Inc., Inesco Corporation, Magnum Hunter Production, Inc., Midland Hunter Petroleum Limited Liability Company and SPL Gas Marketing, Inc. The Company consolidates on a pro rata basis its approximately 39% ownership of TEL Offshore Trust. The Company accounts for its investment in NGTS, LLC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

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

     Bluebird was formed in December 1998. As part of the capitalization of Bluebird, the Company contributed to Bluebird 1,840,271 units of TEL Offshore Trust. Bluebird, as an "unrestricted subsidiary" as defined under certain credit agreements, is neither a guarantor of the Company's 10% Senior Notes due 2007 nor can it be included in determining compliance with certain financial covenants under the Company's credit agreements.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash deposits in excess of federally insured limits.

Restricted Cash

     Prior to May, 2001, the cash balance of Bluebird was classified as restricted cash as a result of a credit agreement entered into between Bluebird and certain banks. Under this credit agreement, cash funds of Bluebird were not permitted to be commingled with Magnum Hunter or its other subsidiaries or affiliates and could not be dividended or loaned to Magnum Hunter or its other subsidiaries or affiliates, but were required to be used to satisfy the cash requirements of Bluebird, including the payment of Bluebird's outstanding borrowings. During May 2001, Bluebird sold certain oil and gas properties to Magnum Hunter Production, Inc. and used a portion of the proceeds received to repay all outstanding debt and to terminate the credit agreement.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Investments

     The Company follows accounting procedures according to Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the equity securities held by the Company that have readily determinable fair values are classified as current or non-current assets, available-for-sale and are measured at fair value. Unrealized gains and losses for these investments are reported as comprehensive income and included as a separate component of stockholders' equity. Realized gains and losses are calculated based on the specific identification method.

     At December 31, 2000, the Company's available-for-sale securities were classified as non-current assets and included in deposits and other assets. The securities had a cost basis of $2,762,000, gross unrealized losses reported in accumulated other comprehensive income of $507,000 ($466,000 net of income tax benefit) and had a fair market value of $2,255,000 based on the quoted market price. At December 31, 2001, the Company determined that the securities had suffered an other than temporary impairment as a result of the deteriorating financial condition of the entity and a steadily declining market value of the securities. As a result, at December 31, 2001, the Company reported a provision for impairment of investments of $2,142,000 as a charge against earnings and a reclassification in accumulated other comprehensive income of $507,000 ($466,000 net of income tax).

     During 2000, the Company acquired a minority ownership interest in a privately held entity that provides remote data collection and web-based monitoring services for the company and other entities operating in the energy industry. The total invested by the Company in 2000 was $2.5 million, and the investment was carried at cost on the balance sheet at December 31, 2000. During 2001, the Company made an additional equity investment of $2 million as well as secured loans totaling $453,000, including accrued interest. At December 31, 2001, the Company's total equity investment of $4,528,000 represented less than 10% of the entity's common equity. As a result of the entity's inability to obtain additional anticipated equity financing from third parties at the end of 2001, the entity subsequently declared bankruptcy. The Company reported a provision for impairment of investments of $4,981,000 as a charge against earnings at December 31, 2001.

ESOP

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

Oil and Gas Producing Operations

     Magnum Hunter follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Internal costs that directly relate to acquisition, exploration and development activities that were capitalized totaled $600,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively. The balance of capitalized costs included in oil and gas properties for the years ended December 31, 2001 and 2000 were $3,279,000 and $2,679,000, respectively.
Management believes that the basis it uses to determine the amount of internal costs capitalized is appropriate.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     A summary of the unproved properties excluded from oil and gas properties being amortized at December 31, 2001 and 2000, respectively, and the year in which they were incurred follows:


                                               December 31, 2001
                                                  Incurred In
                                                (in thousands)
                             ------------------------------------------------
                               1998    1999     2000     2001       Total
                               ----    ----     ----    -------    -------
Property Acquisition Costs... $  513   $1,464  $ 360    $12,226     $14,563
Exploration Costs............      -        -      -      4,090       4,090
                             ------------------------------------------------
     Total................... $  513   $1,464  $ 360    $16,316     $18,653
                             ================================================

                                            December 31, 2000
                                               Incurred In
                                             (in thousands)
                           -------------------------------------------------
                             Prior    1998      1999     2000      Total
                             -----    ----      ----    ------   --------
Property Acquisition Costs..  $  -    $ 1,397   $1,485  $1,080   $3,962
Exploration Costs...........     -          -        -   1,572    1,572
                           -------------------------------------------------
     Total..................  $  -    $ 1,397   $1,485  $2,652   $5,534
                           =================================================

     Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves are established or impairment determined. Pending determination of proved reserves attributable to the above costs, the Company cannot assess the future impact on the amortization rate.

     The capitalized costs are subject to a "ceiling test," which generally limits such costs less accumulated amortization and related deferred income taxes to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions less income tax effects related to the differences between the book and tax basis of the oil and gas properties. The ceiling test is performed on a quarterly basis. At December 31, 2001, the Company's capitalized costs of its oil and gas properties exceeded the PV-10 limitation using prices in effect at December 31, 2001 by $75,984,000. However, no write-down for impairment of oil and gas properties was required as a result of the increase in oil and gas prices subsequent to December 31, 2001. The Company experienced no impairment in 2000 or 1999.

     All costs relating to production activities are charged to expense as incurred.

     Amortization expense per thousand cubic feet equivalent was $1.28, $0.89 and $0.79 for the years ended December 31, 2001, 2000 and 1999, respectively.

Derivative Instruments

     The Company's product price and interest hedging activities are described in Note 13 to the consolidated financial statements. Periodically the Company enters into futures, options, and swap contracts to reduce the adverse effects of fluctuations in crude oil and gas prices on anticipated future oil and gas production. It is the policy of the Company to not enter into any such arrangements which cause the Company's aggregate hedge position to exceed 75% of the oil and gas production during the projected next 12 months. We also utilize financial derivative instruments to hedge the risk associated with interest on our outstanding debt. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction is recognized.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Derivative instruments that are not hedges must be adjusted to the fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income
(loss).

     The Company was obligated to four crude oil derivatives, one natural gas derivative, and one interest rate derivative on January 1, 2001. The Company determined that the interest rate derivative did not qualify for hedge treatment as defined within SFAS No. 133. The crude oil and natural gas derivatives qualified as cash-flow hedges.

     At January 1, 2001, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements, and the Company designated, documented and assessed all hedging relationships. Adoption of this accounting standard resulted in the recognition of $179 thousand of a derivative asset related to the interest rate derivative and an increase in the carrying value of long-term debt with recourse of $179 thousand. In June, 2001 the Company terminated its position in this derivative. For the year ended December 31, 2001, the Company recognized a gain of $980 thousand as a reduction of interest expense for this derivative.

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

     At December 31, 2001, the Company had no crude oil derivatives, and its natural gas derivatives had a fair value of $3.6 million, recognized as derivative assets of $5.1 million and derivative liabilities of $1.5 million. The Company recognized a liability of $1.0 million on its interest rate derivatives. For the year ended December 31, 2001, the income statement includes a gain of $1.3 million related to the crude oil derivatives, a gain of $3.4 million related to the natural gas derivatives and a loss of $204 thousand on interest rate derivatives, net of amounts reclassified out of other comprehensive income. The Company expects that the remaining balance in other comprehensive income related to the natural gas derivatives at December 31, 2001 will be reclassified into the income statement within the next eighteen months and for the interest rate derivatives within the next twenty months.

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

New Accounting Standards

     SFAS No. 141 - SFAS No. 141, "Business Combinations", is effective for the Company beginning July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method. As of July 1, 2001, the adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

     SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

     In addition, SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations. The adoption of SFAS No. 142 will not have a material impact on the Company's consolidated financial statements.

     SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for the Company beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long- lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. The Company is in the process of evaluating the impact of the provisions of SFAS No. 143.

     SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for the Company beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The Company is in the process of evaluating the impact of the provisions of SFAS No. 144.

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


                                       For the Year Ended                For the Year Ended                For the Year Ended
                                        December 31, 2001                 December 31, 2000                 December 31, 1999
                               -----------------------------------------------------------------------------------------------------
                                                            Per                              Per                               Per
                                  Income        Shares     Share    Income      Shares      Share      Loss       Shares      Share
                                (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount  (Numerator) (Denominator)  Amount
                                ----------------------------------------------------------------------------------------------------
Income (Loss) before
     Extraordinary Item........  $13,820,000  34,819,614  $0.40 $22,260,000    20,856,854 $1.07  $ (6,826,000)   19,743,738  $(0.34)
Net Income (Loss)..............     (304,000)             (0.01)          -                   -            -                      -
     Less: Preferred Stock
       dividends...............  $13,516,000                    $22,260,000                      $ (6,826,000)
Net Income (Loss)..............                                 $22,260,000                      $ (6,826,000)
     Less: Preferred Stock
           dividends...........            -                  -  (9,708,000)              $(0.47)  (4,509,000)               $(0.23)
                                ----------------------------------------------------------------------------------------------------
Basic EPS
Income (Loss) available to
     common stockholders.......  $13,516,000  34,819,614  $0.39  12,552,000    20,856,854 $0.60   (11,335,000)   19,743,738  $(0.57)
Effect of dilutive securities
   Warrants....................                  212,512                  -       571,623                   -             -
   Options.....................                2,076,850                  -     1,247,063                   -             -
   Convertible preferred stock.                        -          4,312,000    10,158,730                   -             -
Diluted EPS
Income (Loss) available to
     common stockholders and   -----------------------------------------------------------------------------------------------------
     assumed conversions......   $13,516,000  37,108,976  $0.36 $16,864,000    32,834,270 $0.51  $(11,335,000)   19,743,738  $(0.57)
                               =====================================================================================================
     Add back: Extraordinary
       Item..................       (304,000)             (0.01)          -                   -             -                     -
                               ----------------------------------------------------------------------------------------------------
Income (Loss) before
     Extraordinary Item......    $13,820,000              $0.37 $16,864,000               $0.51  $(11,335,000)               $(0.57)
                               =====================================================================================================

     For the year ended December 31, 2001, basic and diluted EPS includes the effect of an extraordinary loss from early extinguishment of debt of $304,000, or $(.01) per share.

     At December 31, 2001, the Company had outstanding 644,749 warrants at a weighted average price of $6.75 per share, 5,217,584 options at a weighted average exercise price of $6.22 per share, and no outstanding convertible preferred stock. Warrants totaling 432,237 shares and options totaling 3,140,734 shares were excluded from the diluted net income per share computation in 2001 as the exercise price exceeded the average market price of the Company's common stock.

     At December 31, 2000, the Company had outstanding 644,749 warrants at a weighted average price of $6.75 per share, 4,702,400 options at a weighted average exercise price of $4.97 per share, and 25,000 shares of preferred stock convertible to common stock at a weighted average conversion price of $5.25 per share. Warrants totaling 73,126 shares and options totaling 3,455,337 shares were excluded from the diluted net income per share computation in 2000 as the exercise price exceeded the average market price of the Company's common stock.

     At December 31, 1999, the Company had outstanding 10,583,149 warrants at a weighted average price of $6.49 per share, 3,866,092 options at a weighted average exercise price of $3.57 per share, and 1,050,000 shares of preferred stock convertible to common stock at a weighted average conversion price of $5.25 per share. The warrants, options and preferred stock were not included in the computation of diluted earnings per share in 1999 since the Company incurred a net loss for the year and any effect would have been anti-dilutive.

Revenue Recognition

     Revenues are recognized when title to the product transfers to purchasers. The Company follows the "sales method" of accounting for revenue for oil and natural gas production, so that sales revenue is recognized on all production sold to purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. Ultimate revenues from the sales of oil and gas production is not known with certainty until up to three months after production and title transfer occur. Current revenues are accrued based on expectations of actual deliveries and actual prices received.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Inflation and Changes in Prices

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

     The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. A significant portion of the Company's gas production is currently sold to a 30% owned affiliate, NGTS, LLC, or end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

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

NOTE 2 -- ACQUISITIONS AND DISPOSITIONS

     On June 10, 1999, the Company and Bluebird acquired from Vastar Resources, Inc., interest in oil and gas reserves producing from 476 wells, a gas processing plant and two gas gathering systems located in the states of Texas, Oklahoma and Arkansas for a purchase price of $32.5 million after purchase price adjustments. The effective date of the transaction was April 1, 1999.

     On December 1, 1999, Bluebird acquired a 50% interest in the Madill Gas Processing Plant and associated gas gathering system from Dynegy Inc. for a purchase price of $4.1 million after purchase price adjustments. The effective date of the transaction was November 1, 1999.

     The following summary, prepared on a pro forma basis, presents the results of operations for the year ended December 31, 1999 as if the acquisitions occurred as of the beginning of the year. The pro forma information includes the effects of adjustments for increased general and administrative expense, interest expense, depreciation, depletion and income taxes:

                                                             (Unaudited)
                                                      --------------------------
                                                      (in thousands, except for
                                                         per share amounts)
                                                      --------------------------
Revenue..............................................     $       73,104
Net Income (Loss) Applicable to Common Stock.........            (12,022)
Net Income (Loss) Per Common Share
  Basic..............................................     $        (0.61)
  Diluted............................................     $        (0.61)

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Effective April 1, 2000 the Company exchanged interests in certain onshore oil producing properties for interests in certain offshore oil and gas producing properties and production facilities located in the Gulf of Mexico in a tax free like-kind exchange. The transaction did not have a material effect on reported production in 2000, but the Company gained significantly increased exposure in an offshore area of interest where it has been conducting exploration and development activities.

     During 2000, the Company realized proceeds of $43.8 million from the sale of non-core oil and gas and other properties, of which approximately $11.6 million was attributable to Bluebird.

     Effective July 1, 2001, the Company acquired proved oil and gas properties located in Southeast New Mexico totaling approximately 41.8 Bcfe of reserves for $31.6 million, net of purchase price adjustments. The transaction had an effective date of July 1, 2001.

NOTE 3 -- NOTES RECEIVABLE

     At December 31, 2000, the balance of a note receivable, net of allowance of $1,170,000, was $50,000. During 2001, the Company received a payment of $50,000 to apply against this note.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     In conjunction with the acquisition of Hunter in December 1995, the Company assumed a note receivable with a balance of $379,321 from an owner in an affiliated limited liability company. The note provides for interest at 10 percent and had a due date of December 31, 2000. The note was not paid by the due date, and the Company has commenced legal proceedings in order to recover the amount due. The note is secured by interest in a real estate joint venture.

     At December 31, 2001 and 2000, the Company's note receivable from the Magnum Hunter Employee Stock Ownership Plan (ESOP) was $2,576,000 and $2,780,000, respectively. The purpose of the loan is to allow the ESOP to purchase Magnum Hunter Resources common stock on the open market. The loan is interest free, due December 31, 2004 and is secured by shares of the Company's common stock which have not been earned by participants in the ESOP. At December 31, 2001 and 2000, the number of unearned shares in the ESOP were 468,652 and 680,282, respectively. The unearned shares and their corresponding costs were reflected on the consolidated balance sheets of the Company as reductions to stockholders' equity.

     During 1998, the Company's Board of Directors authorized the acquisition of certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans, President and Chief Executive Officer of the Company, at Mr. Evans' cost basis in such shares of stock for purposes of a long-term investment. The shares were purchased for a total of $442,019. The Company has the right to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans. The value paid for the shares was in excess of the publicly traded value of the shares on the acquisition date by $159,481. For accounting purposes, the purchase price of the shares was treated as a receivable from stockholder and has been shown as a reduction to stockholders' equity at December 31, 2001, 2000 and 1999.

     During December 1998, the Company's Board of Directors authorized a loan of up to $300,000 be made available to Mr. Evans, as part of his 1998 compensation package and to exercise certain stock options. A total of $230,000 was drawn under the loan and was outstanding at December 31, 1998. During the year ended December 31, 1999, the Company advanced an additional $188,000 and was repaid $65,000, leaving a balance due the Company, including accrued interest, of $371,860 at December 31, 1999, which was authorized by the Board of Directors.
The unpaid principal amount of these loans was classified as a loan to stockholder at December 31, 1999 and 1998 and as a reduction to stockholders' equity. On January 7, 2000, Mr. Evans repaid $225,000 on the loan, leaving a principal balance of $146,860. On April 17, 2000 Mr. Evans re-borrowed $100,000 under this loan, and on August 18, 2000, he repaid $258,731, including accrued interest, bringing the balance to zero. On December 28, 2000, Mr. Evans borrowed $294,938, which was the balance owed to the Company on December 31, 2000 and included in notes receivable from affiliate. On January 15, 2001, Mr. Evans repaid $295,261, including accrued interest, bringing the balance to zero. On April 16, 2001, the Company loaned Mr. Evans $300,000, under an authorization by the Board of Directors, on a note with an interest rate of 10% and due December 31, 2001. At year end, this loan was classified as a note receivable from affiliate. Subsequent to year end, Mr. Evans repaid $328,931, including accrued interest, bringing the principal and interest balance to zero.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On November 28, 2000, Mr. Matthew C. Lutz, then the Chairman and Executive Vice President of the Company, borrowed $65,000 from the Company with the approval of the Board of Directors. On January 15, 2001, Mr. Lutz repaid the loan, including accrued interest.

NOTE 5 -- DEBT

     Notes payable and long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                                                    2001          2000
                                                                                      (in thousands)
                                                                            ----------------------------------
Notes Payable:
Note payable to vendor, due January 31, 2002, interest at 7% payable
    on due date (a)........................................................     $  2,532         $     -
Note payable to vendor, due February 28, 2002, interest at 7% payable
on due date (a)............................................................        1,512               -
                                                                           ------------------------------------
               Total Notes Payable.........................................     $  4,044         $     -
                                                                           ====================================
Long-Term Debt, with recourse to the Company:

Banks
Revolving promissory note, collateralized by pipeline and oil and gas properties, due April 30, 2003 (effective rate of 4.7% and 8.5% at
       December 31, 2001 and 2000, respectively) (b).......................     $155,000         $  30,500
Other
Senior notes, unsecured, due June 1, 2007, interest at 10% payable
  semi-annually on June 1 and December 1...................................      140,000           140,000

   Less: Notes re-purchased and held in treasury                                 (10,534)              -
                                                                           ------------------------------------
      Net Senior notes outstanding                                               129,466           140,000
                                                                           ------------------------------------

Other......................................................................           73                39
                                                                           ------------------------------------
              Total Long-Term Debt, with recourse                               $284,539         $ 170,539
                                                                                     73                 19
                 Less Current Portion...................................... -----------------------------------
         Long-Term Debt, with recourse.....................................     $284,466         $ 170,520
                                                                           ====================================
Long-Term Debt, non recourse to the Company:

Banks
Revolving promissory note, collateralized by pipeline and oil and gas properties and 1,840,270 units of TEL Offshore Trust, due June 7,
  2002   (effective rate of 9.48% at December 31, 2000) (c)................     $    -           $  20,600
                                                                             -----------------  ---------------
         Total Long-Term Debt, non recourse................................     $    -           $  20,600
                                                                             ==================  ==============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Maturities of long-term debt based on contractual requirements for the years ending December 31, are as follows:

                                         (in thousands)
2002..................................              73
2003..................................         155,000
2004 to 2006..........................               -
2007..................................         129,466
                                      ------------------
         Total........................       $ 284,539
                                      ==================

     (a) The due dates on the notes payable to vendors was extended to March 15, 2002. On that date, both notes were paid off.

     (b) The revolving promissory note to the banks is a borrowing under a $225,000,000 line of credit on which there existed a borrowing base of $160,000,000 at December 31, 2001. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values. The line of credit includes covenants, the most restrictive of which requires maintenance of a current ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. The bank group must approve all dividends paid on common stock. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. At December 31, 2001, the amounts borrowed at these rates were:

                                                (in thousands)
LIBOR + 2.5% (total of 4.64%)................    $     145,000
Base Rate (Prime) + 1.0% (total of 5.75%)....           10,000
                                             --------------------
       Total.................................    $     155,000
                                             ====================

     (c) The revolving promissory note to the banks was borrowing under a $75,000,000 line of credit on which there existed a borrowing base of $42,000,000 at December 31, 2000. The level of the borrowing base was dependent on the valuation of the assets pledged, primarily oil and gas reserves, natural gas processing plants, and units of Tel Offshore Trust. On May 17, 2001, the loan under this line of credit was repaid in full and the line of credit was terminated.

NOTE 6 -- PRODUCTION PAYMENT LIABILITY

     In November, 1996, the Company entered into a production payment conveyance. The Company received a production payment amount of $750,000 and agreed to make royalty payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $203,000 and $359,000 at December 31, 2001 and 2000, respectively. The production payment bears interest at the rate of 13.5% per annum and is non-recourse to the Company.

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


                                                               2001              2000              1999
                                                                            (in thousands)
                                                        -----------------------------------------------------
Income tax expense (benefit) at statutory rates......... $       7,850          $   10,191        $ (2,352)
State tax expense (benefit).............................           818                 829            (193)
Increase in operating loss and other carryovers.........          (493)                  -               -
Change in valuation allowance...........................             -              (3,875)          2,315
Other...................................................           433                 410             230
                                                        -----------------------------------------------------
       Tax expense...................................... $       8,608          $    7,555        $      -
                                                        =====================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The tax effects of significant temporary differences and carryforwards are as follows:

                                                                                      December 31,
                                                                       --------------------------------------------
                                                                             2001                       2000
                                                                                     (in thousands)
                                                                       --------------------------------------------
Property and equipment, including intangible drilling costs...........   $    (38,005)               $  (18,855)

Derivative instruments................................................           (995)                      -
Other.................................................................            (41)                      -
                                                                      ---------------------------------------------
         Total deferred tax liability.................................   $     (39,041)              $  (18,855)
Allowance for doubtful accounts.......................................           3,125                      577
Reserves..............................................................              33                       33
Depletion carryforwards...............................................           1,003                      510
Alternative minimum tax credit........................................              98                      234
Employee stock options................................................           2,350                      -
Operating loss and other carryforwards................................          38,034                   30,219
                                                                       --------------------------------------------
         Total deferred tax assets....................................          44,643                   31,573
                                                                       --------------------------------------------
Valuation allowance...................................................          (7,100)                  (7,100)
                                                                       --------------------------------------------
         Net Deferred Tax Asset (Liability)...........................   $      (1,498)              $    5,618
                                                                      =============================================


     The Company and its subsidiaries have net operating loss carryforwards of approximately $105,912,000 that expire, if unused, in years 2009 through 2021. Current tax laws and regulations relating to specified changes in ownership limit the utilization of the Company's net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company, which has subsequently been either redeemed or converted to common stock. Approximately $556,000 of the net operating losses are subject to a limitation of $556,000 per year and $50,857,000 are subject to a limitation of $7,850,000 per year. In addition, the Company has depletion carryforwards of $2,648,000 with no expiration period. A valuation allowance reduces deferred taxes based on the criteria set forth in SFAS 109.

NOTE 8 -- STOCKHOLDERS' EQUITY

Preferred Stock

     Shares of preferred stock may be issued in such series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors. Of the 10,000,000 shares of $.001 par value preferred stock the Company is authorized to issue, 216,000 shares have been designated as Series A Preferred Stock,1,000,000 shares have been designated as 1996 Series A Convertible Preferred Stock and 50,000 shares have been designated as 1999 Series A 8% Convertible Preferred Stock. Thus, 8,734,000 preferred shares have been authorized for issuance but have not been issued nor have the rights of these preferred shares been designated. No dividends can be paid on the common stock until the dividend requirements of the preferred shares have been satisfied. The preferred shareholders are not entitled to vote except on those matters in which the consent of the holders of preferred stock is specifically required by Nevada law. If the Company were to liquidate prior to payment of the full dividend requirements on the preferred stock, the preferred stock would receive a liquidation preference from the liquidation proceeds. On liquidation, holders of all series of the preferred stock would be entitled to receive the par value, $.001 per share, in preference to the common stock shareholders.

     Dividend   payments   and   preferential   rights  to  Series  A  preferred
shareholders are tied to wells that have been plugged and abandoned. The liquidation value of the Series A Preferred Stock is $216.

     On December 23, 1996, the Company issued 1,000,000 shares of new Series A preferred stock, known as the 1996 Series A Convertible Preferred Stock, in a private placement, resulting in net proceeds to the Company after offering costs of $9,280,000. Dividends of $438,000 and $875,000 and were declared in 2000 and 1999, respectively. On June 30, 2000 the holders of the 1996 Series A
Convertible Preferred stock agreed to exchange the convertible preferred securities for 900,000 warrants to purchase restricted common shares of the Company's stock at an exercise price of $5.25 per share with an expiration date of June 3, 2003 and payment of $10,000,000. The convertible preferred shares are currently listed as issued but held by Bluebird as of December 31, 2001.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On February 3, 1999, the Company sold 50,000 shares of its 1999 Series A 8% Convertible Preferred Stock for $50 million in a private placement. The Preferred Stock had a liquidation value of $50 million and was convertible into the Company's Common Stock at $5.25 per share. Dividends on the Preferred Stock were payable in cash at the rate of 8% per annum and were cumulative. The Company used the net proceeds from the transaction, approximately $46.3 million, to repay senior bank debt. Dividends of $3,874,000 and $3,634,000 were declared in 2000 and 1999, respectively. $169,000 of the 2000 dividends were paid in January 2001. On December 7, 2000, the Company redeemed 25,000 shares of the Preferred stock for a cash payment of $30,540,000, which included a redemption premium of $5,540,000. The redemption premium was included in dividends applicable to preferred stock in the Company's consolidated statement of operations and comprehensive income in 2000.

Warrants

     The following is a summary of warrant activity for the periods ended December 31, 2001, 2000 and 1999:

                                           2001                           2000                           1999
                             ------------------------------------------------------------------------------------------------
                               Number of         Weighted      Number of         Weighted      Number of       Weighted
                               Warrants          Average       Warrants          Average        Warrants        Average
                                              Exercise Price                  Exercise Price                  Exercise Price
                             -------------- ------------------------------- -------------------------------------------------
Outstanding - Beginning of          644,749       $       6.75   10,608,150      $        6.49      156,000      $      4.62
Year
Issued                                    -                         900,000               5.25   10,512,150             6.50
Exercised                                 -                     (9,413,136)               6.37            -
Redeemed                                  -                     (1,429,264)               0.01            -
Expired                                   -                        (21,000)                  -      (60,000)                -
                             -------------- ------------------------------- -------------------------------------------------
Outstanding - End of Year           644,749      $        6.75      644,749      $        6.75   10,608,150       $      6.49


     The new warrants in 1999 were issued in connection with a redemption of 1996 Series A Convertible Preferred Stock and 1999 Series A 8% Convertible Stock.

     The new warrants in 2000 were issued in connection with a redemption of 1996 Series A Convertible Preferred Stock.

     On November 27, 2000, the Board of Directors allowed a total of 644,749 warrants held by certain key officers and directors of the Company, with an exercise price of $6.50 per share and an expiration date of June 30, 2000, to be exchanged for an equal number of new warrants with an exercise price of $6.75 per share expiring on December 31, 2003. The exercise price of the new warrants was fair market value on the date of the new grant.

     On December 5, 2001, the Company announced that a distribution of one warrant for every five shares of common stock owned on January 10, 2002. These warrants were distributed on March 21, 2002. Each new warrant will entitle the holder to purchase one share of common stock at $15. The warrants will expire three years from the date of distribution.

Common Stock

     The Company has a Shareholder Rights Plan, under which the Rights initially represent the right to purchase one one-hundredth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per one one-hundredth of a share. The Rights become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of the Company's common stock. Until they become exercisable, the Rights attach to and trade with the Company's common stock. The Rights expire January 20, 2008.

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

     In April 2000, the Company announced a stock repurchase program whereby the Company or its affiliates were authorized to repurchase up to an additional 5% of the Company's outstanding common stock. In May 2000, Bluebird purchased 129,032 shares of the Company's common stock for approximately $500,000. On December 22, 2000 the Company acquired a 5.5% net profits interest in the Panoma properties and gas gathering system for $3,480,418 through the issuance of 356,966 of restricted common stock. Additionally in 2000, shares totaling 656,392 were issued upon exercise of employee stock options for net proceeds of $2,413,336; shares totaling 9,140,408 were issued upon exercise of warrants (including 177,272 shares issued in a cashless exercise and 164,946 shares exercised by the Company's ESOP) for net proceeds of $57,556,569; shares totaling 118,916 were purchased by the ESOP (other than the 164,946 obtained by exercise of warrants) for $519,948; and shares totaling 141,095 were released by the ESOP to participants.

     Effective January 1, 2001, the holder of the Company's remaining $25 million principal amount of Magnum Hunter 1999 Series A 8% convertible preferred stock converted into 4,761,904 common shares. On June 11, 2001, the Company announced a stock repurchase program to repurchase up to one million shares of the Company's common stock. Through December 31, 2001, Bluebird had repurchased 115,950 shares under this program for $1,015,000. Additionally in 2001, shares totaling 1,124,616 were issued upon exercise of employee stock options for net proceeds of $4,865,000; shares totaling 52,479 were contributed to the Company's 401(K) plan; shares totaling 72,900 were issued to the public for net proceeds of $734,000; shares totaling 317,080 were released by the KSOP to participants; $1,094,000 of KSOP loans were repaid to the Company; and the Company loaned the KSOP $890,000 to purchase 105,450 shares.

NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION

     During 2001, the Company contributed 52,479 shares valued at $151,000 to the Company's 401(K) plan. In accordance with SFAS 115, the Company wrote-up the carrying costs of its marketable investments by $507,000 ($466,000 after income tax expense). Interest paid on the Company's outstanding indebtedness during 2001 was $19,037,000. Tax paid in 2001 was $716,000.

     During 2000, the Company purchased oil and gas properties by issuing 356,966 restricted common shares valued at $3,480,418. In accordance with SFAS 115, the Company wrote-up the carrying costs of its marketable investments by $2,006,986 ($1,246,840 after income tax expense). Interest paid on the Company's outstanding indebtedness during 2000 was $21,661,000. The Company paid no taxes in 2000.

     During 1999, the Company contributed 41,115 shares valued at $123,000 to the Company's 401(k) plan. In accordance with SFAS 115, the Company wrote down the carrying costs of its marketable investments by $617,000. Interest paid on the Company's outstanding indebtedness during 1999 was $19,773,000. The Company paid no taxes in 1999.

NOTE 10 -- ENVIRONMENTAL ISSUES

     Being engaged in the oil and gas exploration and development business, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean-up or restoration, the liability to cure such a violation would most likely fall upon the Company. In certain acquisitions, the Company has received contractual warranties that no such violations exist, while in other acquisitions, the Company has waived its rights to pursue a claim for such violations from the selling party. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any material liability which the Company may have, as it relates to any environmental clean-up, restoration or the violation of any rules or regulations relating thereto.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company has certain lease agreements for the use of office space, office equipment, and vehicles. The office space lease extends through November 2005 with an option to renew the lease for a three year term. The various office equipment leases extend until 2004. The various vehicle leases extend until 2006. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements:


Year Ended December 31:
2002...................................          $1,037,425
2003...................................             949,484
2004...................................             890,714
2005...................................             735,318
2006...................................             119,035
Thereafter.............................                   -
                                       --------------------
 Total Minimum Payments Required.......          $3,731,976
                                       ====================

     Rental  expense was  $582,305,  $717,636 and $367,000,  for 2001,  2000 and
1999, respectively.

     The Company's existing Revolving Loan Agreement with certain banks permit guarantees of NGTS, LLC's indebtedness, not to exceed $4,000,000, and trade payables or letters of credit for the purchase of natural gas not to exceed an aggregate of $15,000,000 on behalf of NGTS, LLC. As of December 31, 2001 and 2000, there was no NGTS, LLC debt outstanding that the Company guaranteed.

NOTE 12 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. During the year ended December 31, 2001, the Company provided an addition to the allowance for doubtful accounts of $3,214,000, including $3,156,000 related to Enron. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2001 is adequate.

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 2001 and 2000, the Company had provided a reserve for the carrying value of a note receivable of $1,170,000 and $790,000, respectively. After establishing this reserve, management believes those market values approximate carrying values at December 31, 2001 and 2000. The market values of equity investments are based upon quoted prices (see Note
1). At December 31, 2001, the fair value of the Company's debt was equal to its carrying value, except for the 10% Senior Notes. The fair value of the 10% Senior Notes was $130,113,000.

NOTE 13 -- COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

Crude Oil and Natural Gas Hedges

     Periodically, the Company enters into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At December 31, 2001, the Company had the following open contracts:


           Type          Volume/Day           Duration         Wtd. Avg. Price
       -------------   ----------------    --------------    ------------------
Gas
------
       Swap.......        60,000 MMBtu     Jan 02 - Dec 02         $ 2.87
       Swap.......        50,000 MMBtu     Jan 03 - Jun 03         $ 2.88

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Based on future market prices at December 31, 2001, the fair value of open contracts to the Company was a net asset of $3.6 million.

     Net gains (losses) related to crude oil and natural gas derivative transactions for the years ended December 31, 2001, 2000 and 1999 were $4,629,000, $(11,179,000) and $(3,232,000), respectively.

Interest Rate Swaps

     On June 30, 1999, the Company entered into two interest rate swaps in order to shift a portion of its fixed rate bond debt to floating rate debt, to capitalize on what was perceived as a market overreaction to pending interest rate increases by the Federal Reserve, and to effectively lower interest rate expense over the following twelve months. On June 1, 2000, one of the interest rate swaps terminated. The Company terminated the remaining interest rate swap in June, 2001.

     On August 9, 2001, the Company entered into two interest rate swaps in order to shift a portion of its variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps.


             Type                   Notional Amount          Termination Date        Pay Rate             Receive Rate
            ------                  ---------------          ----------------        --------             ------------
  Pay Fixed/Receive Variable          $50,000,000                8/23/03            4.25 % Fixed             3 month
                                                                                                           LIBOR rate
                                                                                                         currently 2.195%


     The rate the Company receives will be reset every three months to exactly match the rate the Company will pay on $50.0 million of its outstanding LIBOR-based bank debt.

     The Company's total fixed rate debt outstanding at December 31, 2001 was approximately $129.5 million.

     Based on future market rates at December 31, 2001, the fair value of open contracts to the Company was a liability of $1.0 million.

     Net gains (losses) related to interest rate derivative transactions for the years ended December 31, 2001, 2000 and 1999 were $744,000, $(13,000), and
$209,000, respectively.

NOTE 14 -- STOCK COMPENSATION PLANS

     The Company has three stock compensation plans for its employees and directors, (i) the Magnum Hunter Resources 401(k) Employee Stock Ownership Plan, (the "KSOP"), (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan (the "1996 Option Plan"), and (iii) the Magnum Hunter Resources, Inc. 2001 Incentive Stock Option Plan (the "2001 Option Plan"). In addition, the Company has made non-incentive stock option grants in 2001, 2000 and 1999.

KSOP

     The Company established an ESOP and a related trust in 1996 as a long-term benefit for its employees. On January 1, 2001, the ESOP was merged with the 401(k) plan to form the KSOP. Under terms of the KSOP, eligible participants may choose to make elective deferred contributions of not less than 1% or more than 15% of their annual compensation, limited in combination with the 401(k) plan to the maximum allowable per year by the Internal Revenue Code. Company contributions to the KSOP are made on a discretionary basis. It is also the Company's intent to invest all contributions in the Company's Common Stock. All employees who have reached the age of 21 and with one year of service are eligible to participate in the plan. Shares purchased by the KSOP with loans from the Company are released to participants as Company contributions and participant salary deferrals are made and the related loans are repaid. The Company has no repurchase obligations with respect to released shares.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     During 1999, the Company loaned the KSOP $1,030,365 to purchase 338,900 shares of the Company's Common Stock on the open market at an average price of $3.04 per share. At December 31, 1999, the Company contributed $150,782 to the KSOP as a discretionary contribution under the plan. The KSOP then repaid that portion of its outstanding loan from the Company and 51,808 shares were allocated among the plan participants.

     During 2000, the Company loaned the KSOP $1,592,098 to purchase 118,916 shares of the Company's common stock on the open market at an average price of $4.37 per share and to exercise 164,946 warrants at a price of $6.50 per share. On December 8, 2000, the Company contributed $448,454 to the KSOP as a discretionary contribution under the plan. The KSOP then repaid that portion of its outstanding loan from the Company and shares were allocated among the plan participants.

     During 2001, the Company loaned the KSOP $890,095 to purchase 105,450 shares of the Company's common stock on the open market at an average price of $8.44 per share. During 2001, employees purchased 346,084 shares of the KSOP's unreleased shares of $3.18 per share through salary deferrals and transfers from the 401(k). Employer purchases totaled $1,100,651, which the KSOP used to repay that portion of its outstanding loan from the Company, and 346,084 shares were allocated among the Plan participants. The loan is interest free and is due December 31, 2004. The loan was secured by 468,652 shares and 680,282 shares of the Company's common stock at December 31, 2001 and 2000, respectively.

     As required under Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares when they are committed to be released. The difference between cost and the fair market value of the committed to be released shares is recorded in additional paid-in-capital. Unreleased shares held by the KSOP are excluded from the calculation of earnings per share.

     The KSOP shares are summarized as follows:


                                                    December 31,
                                             2001                   2000
                                 -------------------------------------------
Allocated shares                            573,416                 256,336
Unreleased shares                           468,652                 680,282
                                         ----------             -----------
  Total ESOP shares                       1,042,068                 936,618
                                         ==========             ===========
Fair value of unreleased shares         $ 3,889,812             $ 8,163,384

     The ESOP expense for the years ending December 31, 2001, 2000 and 1999 was $1,655,835, $1,119,942 and $148,948, respectively.

Stock Option Plans

Incentive Stock Option Plan

     The Company established this plan beginning April 1, 1996. It is governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. This stock option plan covers 1,200,000 shares of the Company's common stock. Eligibility is limited to employees and directors of the Company and its subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the individual option grants, while at the discretion of the Board, has historically been for a term of five years. All options granted in 1996 were fully vested and exercisable when granted. The exercise price was fair market value at the date of each grant.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Non-Incentive Stock Option Grants

     During 1999, the Board granted 1,306,650 new stock options to employees at an average price of $2.69 per share, of which 108,000 were fully vested immediately and the remaining 1,198,650 stock options vested 20% at the date of grant, with the balance vesting an additional 20% per year on the anniversary date over the next four years. Additionally, the expiration date of 300,000 options previously granted to two former officers of Magnum Petroleum, Inc. was modified to extend the expiration date from January 5, 2000 to January 5, 2002.

     During 2000, the Board granted 1,536,000 new stock options to employees at a weighted average price of $7.89 per share, all of which vested 20% at the date of grant, with the balance vesting an additional 20% per year on the anniversary date over the next four years, and with a weighted average term of 9.9 years. The exercise price was the fair market value on the date of grant.

     During 2001, the Board granted 1,655,500 new stock options to employees at a weighted average price of $8.48 per share, of which 20% vested at the date of grant, with the balance vesting an additional 20% per year on the anniversary date over the next four years, with a weighted average term of 9.9 years. The exercise price was the fair market value on the date of the grant.

     The following is a summary of stock option activity under the Option Plans:

                                                2001                       2000                           1999
                                   ------------------------------------------------------------------------------------------
                                                     Weighted                       Weighted                      Weighted
                                       Number of     Average          Number of     Average         Number of     Average
                                       Warrants   Exercise Price      Warrants   Exercise Price     Warrants   Exercise Price
                                   -------------------------------------------------------------------------------------------
Outstanding - Beginning of Year....    4,702,400    $     4.97        3,866,092   $     3.57        2,661,587    $     3.90
Granted............................    1,655,500          8.48        1,536,000         7.89        1,306,650          2.69
Exercised..........................   (1,124,616)         4.33         (656,392)        3.67         (102,145)          .76
Cancelled..........................      (15,700)         6.59          (43,300)        3.32                -             -
                                   ------------------------------------------------------------------------------------------
Outstanding - End of Year..........    5,217,584    $     6.22        4,702,400   $     4.97        3,866,092    $     3.57
                                       =========    ==========        =========   ==========        =========    ==========
Exercisable - End of Year..........    2,531,724    $     5.14        2,730,460   $     4.31        2,787,172    $     3.94
                                       =========    ==========        =========   ==========        =========    ==========

     The following is a summary of stock options outstanding at December 31, 2001:

                                                                  Weighted
                                                                   Average
                                           Number of              Remaining
                                            Options           Contractual Life             Number of
Exercise Price                            Outstanding              (Years)            Exercisable Options
----------------------------------------------------------------------------------------------------------------
$      2.50..........................        1,083,450               3.0                      617,290
       3.4375........................            6,000               3.2                          -
       3.75..........................          881,034               1.0                      881,034
       5.25..........................           80,000               2.1                       80,000
       5.375.........................            5,000               0.3                        5,000
       6.625.........................           20,000               3.6                        7,400
       6.6875........................            2,400               3.6                          600
       7.9375........................        1,536,700               8.9                      611,800
       8.44..........................        1,538,000               9.9                      307,600
       8.50..........................           20,000               9.7                        4,000
       9.3125........................           20,000               3.9                        8,000
       11.08.........................           20,000               8.9                        8,000
       12.00.........................            5,000               4.1                        1,000
                                      --------------------------------------------------------------------------
                                             5,217,584               6.5                    2,531,724
                                      ==========================================================================


     The Company adopted the disclosures only portion of SFAS No. 123 as it continues to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On a pro forma basis, the effect of stock based compensation (options and warrants) had the Company adopted Statement No. 123 is as follows:

                                                                              Year Ended December 31,
                                                                    2001               2000                1999
                                                             ---------------------------------------------------------
Net Income (Loss) Applicable to Common Stock:
  As reported...........................................           $ 13,516,000      $  12,552,000      $ (11,335,000)
  Pro Forma................................................           8,311,000          6,800,000        (13,313,000)
Basic Earnings (Loss) per Share:
  As reported, after extraordinary loss....................        $        .39      $        0.60      $       (0.57)
  Pro Forma................................................                 .24               0.33              (0.67)
Diluted Earnings (Loss) per Share:
  As reported, after extraordinary loss....................        $        .37      $        0.51      $       (0.57)
  Pro Forma................................................                 .23               0.30              (0.67)
Weighted average grant date fair value.....................        $  8,379,000      $   9,259,000      $   1,978,000


     The Company estimated the fair value of each stock based grant (options and warrants) using the Black-Scholes option pricing method while using the following weighted average assumptions:

                                     2001          2000         1999
                                -------------------------------------------

Risk-free interest rate.........     4.39%          5.75%        5.875%
Expected life...................     7.4 years      7.4 years    4.4 years
Expected volatility.............     52.6%          56.0%        53.0%
Dividend yield..................      -              -            -

NOTE 15 -- EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
  CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Gary C. Evans, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk and Mr. Charles R. Erwin each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum unless increased by the Board. Mr. Evans' salary for the year 2002 is $375,000. Mr. Frazier's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2002 is $205,000. Mr. Tong's agreement terminates January 1, 2004 and continues thereafter on a year to year basis and provides for a salary of $160,000 per annum unless increased by the Board. Mr. Tong's salary for the year 2002 is $175,000. Mr. Cronk's agreement terminates January 1, 2004 and continues thereafter on a year to year basis and provides for a salary of $122,500 per annum unless increased by the Board. Mr. Cronk's salary for the year 2002 is $150,000. Mr. Erwin's agreement terminates January 1, 2004 and continues thereafter on a year to year basis and provides for a salary of $105,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2002 is $155,000. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

     In addition, all of the agreements contain a provision that upon a change-in-control of the Company and the employee's position is terminated or the employee leaves for "good cause", the employee is entitled to receive, immediately in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year. In the case of Mr. Tong, Mr. Cronk and Mr. Erwin, the employee shall receive the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year multiplied by two. Also, any medical, dental and group life insurance covering the employee and his

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     dependents shall continue until the earlier of (i) 12 months after the change-in-control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. The Company also has key man life insurance on Mr. Evans in the amount of $12,000,000.

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

     Segment data for the three years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                        Gas Gathering,
                                         Exploration &    Marketing &    Oil Field
                  2001:                    Production     Processing      Services    All Other  Elimination  Consolidated
                  -----               ---------------------------------------------------------------------------------------
Revenue from external customers.........   $    133,083   $17,895         $   1,828   $      -   $      -      $   152,806
Intersegment revenues....................             -    19,253             6,233          -    (25,486)               -
Depreciation, depletion, amortization and
impairment...............................        42,703       883               394         19                      43,999
Segment profit (loss)..................          56,998       725            (2,851)    (6,821)                     48,051
Equity earnings (losses) of affiliates...                                                1,085                       1,085
Interest expense.........................                                              (19,868)                    (19,868)
Provision for non-cash impairment of
investments..............................                                               (7,123)                     (7,123)
Other income.............................                                                  283                         283
                                                                                                              -------------------
Income before income taxes...............                                                                      $    22,428
Current income tax provision.............                                                 (178)                       (178)
Deferred income tax provision............                                               (8,430)                     (8,430)
Extraordinary loss.......................                                                 (304)                       (304)
                                                                                                              -------------------
Net income...............................                                                                      $    13,516
                                                                                                              ===================
Capital expenditures (net of asset sales)  $    202,063   $    61         $     326   $    855   $             $   203,305


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                        Gas Gathering,
                                         Exploration &    Marketing &    Oil Field
                  2000:                    Production     Processing      Services    All Other  Elimination  Consolidated
                  -----                ---------------------------------------------------------------------------------------
Revenue from external customers.........    $   106,052     $  20,010     $  1,448     $      -    $      -     $   127,510
Intersegment revenues....................             -        20,218        6,128                  (26,346)              -
Depreciation, depletion, amortization and
impairment...............................        24,350           876          304           26                      25,556
Segment profit (loss)..................          52,743         3,422       (1,274)      (4,562)                     50,329
Equity earnings (losses) of affiliates...                                                 1,307                       1,307
Interest expense.........................                                               (22,298)                    (22,298)
Other income.............................                                                   477                         477
                                                                                                             -----------------
Income before income taxes...............                                                                       $     29,815
Current income tax provision.............                                                  (234)                        (234)
Deferred income tax provision............                                                (7,321)                      (7,321)
                                                                                                             -----------------
Net income...............................                                                                       $     22,260
                                                                                                             =================
Capital expenditures (net of asset sales)   $    20,279     $     119     $    495     $      -                 $     20,893


                                                         Gas Gathering,
                                          Exploration &   Marketing &    Oil Field
                  1999:                    Production      Processing     Services    All Other  Elimination  Consolidated
                  -----                ---------------------------------------------------------------------------------------
Revenue from external customers.........    $  60,673      $   8,185      $    768      $      -  $       -   $      69,626
Intersegment revenues....................           -         14,135         6,164             -    (20,299)              -
Depreciation, depletion, amortization and
impairment...............................      21,176            646           233            17                     22,072
Segment profit (loss)..................        15,960          1,858          (605)       (2,101)                    15,112
Equity earnings (losses) of affiliates...                                                   (103)                      (103)
Interest expense.........................                                                (22,103)                   (22,103)
Other income.............................                                                    354                        354
                                                                                                             -----------------
Loss before income taxes.................                                                      -              $      (6,740)
Deferred income tax benefit..............                                                      -                          -
Minority interest........................                                                    (86)                       (86)
                                                                                                              -----------------
Net loss.................................                                                                     $      (6,826)
                                                                                                              =================
Capital expenditures (net of asset sales)   $  54,877      $   3,331      $    410      $      -              $      58,618


                                                          Gas Gathering,
                                           Exploration &    Marketing &     Oil Field
                                            Production      Processing       Services    All Other  Elimination   Consolidated
                                          -------------------------------------------------------------------------------------
As of December 31, 2001
Segment assets............................ $     423,018   $       15,884    $   8,675    $  6,808                 $   454,385
Equity subsidiary investments.............                                                   5,022                       5,022

As of December 31, 2000
Segment assets............................ $     270,195   $       20,561    $  16,154    $  8,702                 $   315,612
Equity subsidiary investments.............                                                   8,054                       8,054


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 17 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its subsidiaries, except Bluebird and certain inconsequential subsidiaries (Inesco Corporation, SPL Gas Marketing, Inc. and Midland Hunter Petroleum Limited Liability Company) are direct Guarantors of the Company's 10% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. Bluebird was formed in December 1998 and first reported results of operations in fiscal 1999. In addition to not being a guarantor of the Company's 10% Senior Notes, it cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. Management has determined that separate financial statements relating to the Guarantors are not material to investors. Condensed consolidating balance sheets for Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 2001and 2000 and condensed consolidating statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets


                                December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------
ASSETS
Current assets..............................  $   21,196                $  3,910        $         -     $    25,106
Property and equipment
  (using full cost accounting)..............     412,720                   7,117                  -         419,837
Investment in subsidiaries
 (equity method)............................      14,963                       -            (14,963)              -
Investment in Parent........................           -                  15,750            (15,750)              -
Other assets................................       9,442                       -                  -           9,442
                                            ----------------------------------------------------------------------------
   Total Assets.............................  $  458,321                $ 26,777        $   (30,713)    $   454,385
                                            ============================================================================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities.........................  $   48,561                $    152        $         -     $    48,713
Long-term liabilities.......................     280,736                  11,662             (4,700)        287,698
Shareholders' equity........................     129,024                  14,963            (26,013)        117,974
                                            ----------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity  $  458,321                $ 26,777        $   (30,713)    $   454,385
                                            ============================================================================



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
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
--------------------
ASSETS
Current assets..............................    $  33,556            $    6,894        $   (5,612)      $    34,838
Property and equipment
  (using full cost accounting)..............      208,115                52,417                 -           260,532
Investment in subsidiaries
 (equity method)............................       25,574                     -           (25,574)                -
Other assets................................       27,173                   319            (7,250)           20,242
                                            ----------------------------------------------------------------------------
   Total Assets.............................    $ 294,418            $   59,630        $  (38,436)      $   315,612
                                            ============================================================================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities.........................    $  30,123            $    6,206        $   (5,612)      $    30,717
Long-term liabilities.......................      170,879                27,850            (7,250)          191,479
Shareholders' equity........................       93,416                25,574           (25,574)           93,416
                                            ----------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity    $ 294,418            $   59,630        $  (38,436)      $   315,612
                                            ============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


            Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statement of Operations

                          Year Ended December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------                       ----------------------------------------------------------------------------
Revenues.................................       $      128,572      $     24,445      $    (211)         $  152,806
Expenses...................................            118,265            12,324           (211)            130,378
                                           ----------------------------------------------------------------------------
Income (loss) before                                    10,307            12,121              -              22,428
 Equity in net earnings of subsidiaries....              7,530                 -         (7,530)                  -
                                           ----------------------------------------------------------------------------
Income (loss) before income taxes..........             17,837            12,121         (7,530)             22,428
Income tax provision.......................             (4,017)           (4,591)             -              (8,608)
                                           ----------------------------------------------------------------------------
Income before extraordinary loss...........             13,820                                               13,820
Extraordinary Loss.........................               (304)                                                (304)
  Net Income (Loss)........................     $       13,516      $      7,530      $  (7,530)         $   13,516
                                           ============================================================================


                          Year Ended December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter          Bluebird                        Magnum Hunter
                                               Resources, Inc.       Energy, Inc.                     Resources, Inc.
Amounts in Thousands                         And Guarantor Subs     (Non Guarantor)   Eliminations     Consolidated
--------------------                       ----------------------------------------------------------------------------
Revenues...................................  $       83,048        $    44,772        $   (310)       $   127,510
Expenses...................................          72,375             25,250              70             97,695
                                           ---------------------------------------------------------------------------
Income (loss) before                                 10,673             19,522            (380)            29,815
 Equity in net earnings of subsidiaries....          12,272                  -         (12,272)                 -
                                           ---------------------------------------------------------------------------
Income (loss) before income taxes..........          22,945             19,522         (12,652)            29,815
Income tax provision.......................            (305)            (7,250)              -             (7,555)
                                           ---------------------------------------------------------------------------
  Net Income (Loss)........................  $       22,640        $    12,272        $(12,652)       $    22,260
                                           ===========================================================================

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
                                           ============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


            Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statement of Cash Flows

                          Year Ended December 31, 2001
                                                Magnum Hunter         Bluebird                     Magnum Hunter
                                               Resources, Inc.      Energy, Inc.                  Resources, Inc.
Amounts in Thousands                         And Guarantor Subs   (Non Guarantor)  Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.........   $  89,712           $   14,362       $      -          $104,074
Cash flow used by investing activities......    (225,745)              40,334        (18,578)         (203,989)
Cash flow used by financing activities......     138,574              (54,491)        18,578           102,661
                                            -----------------------------------------------------------------------
Net increase (decrease) in cash.............       2,541                  205              -             2,746
Cash at beginning of period.................      (1,811)               1,820              -                 9
                                            -----------------------------------------------------------------------
Cash at end of period.......................   $     730           $    2,025       $      -          $  2,755
                                            =======================================================================


                          Year Ended December 31, 2000

                                                Magnum Hunter         Bluebird                     Magnum Hunter
                                               Resources, Inc.      Energy, Inc.                  Resources, Inc.
Amounts in Thousands                         And Guarantor Subs   (Non Guarantor)  Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.........    $    21,909         $  27,557       $     -        $   49,466
Cash flow used by investing activities......        (13,501)           (6,507)            -           (20,008)
Cash flow used by financing activities......         (9,964)          (21,375)          325           (31,014)
                                            ---------------------------------------------------------------------------
Net increase (decrease) in cash.............         (1,556)             (325)          325            (1,556)
Cash at beginning of period.................          1,565             2,145        (2,145)            1,565
                                            ---------------------------------------------------------------------------
Cash at end of period.......................    $         9         $   1,820       $(1,820)       $        9
                                            ===========================================================================

                          Year Ended December 31, 1999

                                                Magnum Hunter         Bluebird                     Magnum Hunter
                                               Resources, Inc.      Energy, Inc.                  Resources, Inc.
Amounts in Thousands                         And Guarantor Subs   (Non Guarantor)  Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.........   $      6,202         $     11,233   $       -       $     17,435
Cash flow used by investing activities......        (34,668)             (25,209)      1,408            (58,469)
Cash flow used by financing activities......         25,178               15,662      (3,094)            37,746
                                            -------------------------------------------------------------------------
Net increase (decrease) in cash.............         (3,288)               1,686      (1,686)            (3,288)
Cash at beginning of period.................          4,853                  459        (459)             4,853
                                            -------------------------------------------------------------------------
Cash at end of period.......................   $      1,565         $      2,145   $  (2,145)      $      1,565
                                            =========================================================================


NOTE 18 - SUBSEQUENT EVENTS

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed offshore production platforms and associated pipelines that were recently placed into service. The Company received a total of $11.2 million in new funding which was used for general corporate purposes including a voluntary reduction under the Company's corporate bank revolving credit facility. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds of approximately 5.30% per annum, based on current interest rates. The transaction will be accounted for as a capital lease.

     On March 15, 2002, the Company merged with Prize Energy Corp.(Prize), an independent oil and gas development and production company. The transaction was accounted for as a purchase of Prize by the Company in accordance with the provisions of FAS 141. Under the terms of the merger, the Company distributed
2.5 shares of

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     common stock plus $5.20 in cash for each Prize Energy share outstanding. The following table summarizes the total assumed purchase price and related preliminary allocation to the net assets acquired (in thousands). The Company has not completed a final allocation of the purchase price to the fair values of the assets and liabilities of Prize and the related business integration plan. The Company expects that the ultimate purchase price allocation may include additional adjustments to the fair values of assets and the carrying values of certain liabilities. Accordingly, to the extebt that such assessments indicate that the fair values of the assets and liabilities differ from their preliminary purchase price allocation, such differences would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.


Total Purchase Price:
  Fair Value of 34,062,963 shares of Magnum Hunter common stock              $      256,153
    issued based on a price of $7.52 per share at March 15, 2002
    (assuming exercise of outstanding Prize stock options).............
  Cash consideration...................................................              70,851
  Fair value of Prize warrants.........................................               5,568
  Severance payments...................................................               8,000
  Estimated Magnum Hunter transaction related costs....................               1,400
                                                                           ----------------
     Total.............................................................      $      341,972
                                                                           ================
Net Preliminary Purchase Price Allocation:
  Net purchase price...................................................      $      341,972
  Historical net assets acquired.......................................            (162,970)
                                                                           ----------------
  Excess purchase price................................................             179,002
  Adjustment of proved oil and gas properties to fair value............             (26,230)
  Adjustment of unproved oil and gas properties to fair value..........            (113,000)
  Write-off of historical Prize deferred financing costs...............               2,300
  Additional deferred income taxes.....................................              48,787
                                                                           ----------------
     Excess purchase price allocated to goodwill.......................      $       90,859
                                                                           ================

     The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2001 and 2000 as if the acquisition of Prize occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes:

                                                                      (Unaudited)
                                                      -----------------------------------------------
                                                              2001                      2000
                                                      (in thousands, except for per share amounts)
                                                      -----------------------------------------------
Revenue..............................................    $          334,873        $        276,999
Total Operating Costs and Expenses...................              (224,138)               (172,320)
                                                        --------------------    -------------------
Operating Profit.....................................               110,735                 104,679
Interest Expense and Other...........................               (52,680)                (48,178)
                                                        --------------------    -------------------
Income before Tax....................................                58,055                  56,501
Provision for Income Tax.............................               (21,792)                (17,429)
Extraordinary loss from early extinguishment of debt.                  (304)                    -
                                                        --------------------    -------------------
Net Income...........................................                35,959                  39,072
Dividends Applicable to Preferred Stock..............                   -                   (10,167)
                                                        --------------------    -------------------
Net Income Applicable to Common Stock................                35,959                  28,905
                                                        ====================    ===================
Net Income Per Common Share
   Basic.............................................    $             0.52        $           0.53
                                                        ====================    ===================
   Diluted...........................................    $             0.50        $           0.50
                                                        ====================    ===================

     The Company amended and restated its Senior Bank Credit Facility (the facility) in conjunction with the merger with Prize. The amended facility provides for total borrowings of $500 million, up from $225 million, and raises the borrowing base limit from $160 million to $300 million. After March 15, 2002, the facility was used to retire outstanding indebtedness under the Prize commercial bank credit facility, fund the cash component of the merger consideration payable to the Prize shareholders, pay costs associated with the merger, and for general corporate purposes.

     On March 15, 2002, the Company also completed a private placement of $300 million of unsecured Senior Notes due 2012. Interest on the Senior Notes bear an annual rate of 9.6% due semi-annually, commencing September 15, 2002.

     On December 5, 2001, the Company announced that a distribution of one warrant for every five shares of common stock owned on January 10, 2002. These warrants were distributed on March 21, 2002. Each new warrant will entitle the holder to purchase one share of common stock at $15. The warrants will expire three years from the date of distribution.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)


     Proved oil and gas reserves consist of those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Estimates of petroleum reserves have been made by independent engineers and Company employees. These estimates include reserves in which the Company holds an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in Proved Reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods. The revisions of previous estimates of the Company's proved oil and gas reserves were primarily due to changes in commodity prices at December 31, 1999, 2000 and 2001 that impacted whether such reserves were economically recoverable. The impact of price changes disproportionately affects the Company's long life reserves because of the more gradual decline curve of the applicable production.

     Estimated quantities of proved oil and gas reserves of the Company were as follows:

                                                                  Gas
                                                Oil            (Thousand
                                             (Barrels)        Cubic Feet)
                                      --------------------------------------

December 31, 1999
  Proved Reserves.....................       25,534,000       230,000,000
  Proved developed reserves...........       16,300,000       184,955,000
December 31, 2000
  Proved Reserves.....................       22,303,000       233,208,000
  Proved developed reserves...........       13,923,000       179,697,000
December 31, 2001
  Proved Reserves.....................       21,601,000       248,480,000
  Proved developed reserves...........       12,960,000       188,413,000

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (continued)
                                   (Unaudited)

     The changes in Proved Reserves for the years ended December 31, 1999, 2000 and 2001 were as follows:


                                                            Gas
                                             Oil         (Thousand
                                          (Barrels)     Cubic Feet)
                                        -----------------------------------
Reserves at December 31, 1998...........    17,349,000     219,060,000
Purchase of minerals-in-place...........     3,123,000      15,990,000
Sale of minerals-in-place...............      (21,000)       (197,000)
Extensions and discoveries..............       164,000       6,068,000
Production..............................   (1,311,000)    (19,041,000)
Revisions of estimates..................     6,230,000       8,120,000
                                        -----------------------------------
Reserves at December 31, 1999...........    25,534,000     230,000,000
Purchase of minerals-in-place...........         1,000       2,203,000
Sale of minerals-in-place...............   (3,095,000)    (21,966,000)
Extensions and discoveries..............     1,777,000      35,009,000
Production..............................   (1,298,000)    (19,579,000)
Revisions of estimates..................     (616,000)       7,541,000
                                        -----------------------------------
Reserves at December 31, 2000...........    22,303,000     233,208,000
                                        -----------------------------------
Purchase of minerals-in-place...........     1,794,000      25,349,000
Sale of minerals-in-place...............      (67,000)       (577,000)
Extensions and discoveries..............     1,178,000      27,088,000
Production..............................   (1,410,000)    (24,864,000)
Revisions of estimates..................   (2,197,000)    (11,724,000)
                                        -----------------------------------
Reserves at December 31, 2001...........    21,601,000     248,480,000
                                        -----------------------------------

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 2001, 2000 and 1999 were as follows:

                                                                     2001             2000              1999
                                                               ----------------------------------------------------
Unproved oil and gas properties................................ $    18,653,000    $    5,534,000     $   3,567,000
Proved properties..............................................     556,766,000       367,822,000       349,510,000
                                                               ----------------------------------------------------
Gross Capitalized Costs........................................     575,419,000       373,356,000       353,077,000
Accumulated depreciation, depletion, amortization and impairment   (167,487,000)     (124,720,000)     (100,370,000)
                                                               ----------------------------------------------------
          Net Capitalized Costs................................ $   407,932,000    $  248,636,000     $ 252,707,000
                                                               ====================================================

     Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                2001            2000            1999
                                           -----------------------------------------------
Property acquisition costs
  Proved properties........................ $   36,069,000  $   7,806,000    $ 34,478,000
  Unproved properties......................     12,226,000      1,080,000       1,912,000
Exploration costs..........................     37,711,000     32,521,000       6,835,000
Development costs..........................    117,107,000     22,234,000      12,176,000
                                           -----------------------------------------------
          Total Costs Incurred............. $  203,113,000  $  63,641,000    $ 55,401,000
                                           ===============================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES - (continued)
                                   (Unaudited)

     Results of operations from oil and gas producing activities for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                             2001             2000               1999
                                                                      -------------------------------------------------
Oil and gas production revenue........................................ $  133,083,000   $ 106,052,000     $ 60,673,493
Production costs......................................................    (33,382,000)    (28,959,000)     (23,575,241)
Depreciation, depletion, amortization and impairment..................    (42,703,000)    (24,350,000)     (21,176,428)
Income taxes..........................................................    (19,949,000)    (18,460,000)      (5,572,638)
                                                                      -------------------------------------------------
          Results of Operations for Producing Activities               $   37,049,000   $  34,283,000     $ 10,349,186
                                                                      =================================================

       The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2001, 2000 and 1999 were as follows:

                                                                             2001             2000               1999
                                                                    ------------------------------------------------------
Future cash inflows.............................................      $ 998,101,000      $ 2,685,776,000  $ 1,102,673,000
Future development costs........................................        (94,950,000)         (84,158,000)     (52,600,000)
Future production costs.........................................       (367,526,000)        (559,596,000)    (362,365,000)
                                                                    ------------------------------------------------------
Future net cash flows, before income tax........................        535,625,000        2,042,022,000      687,708,000
Future income taxes.............................................        (28,299,000)        (607,407,000)    (131,500,000)
                                                                    ------------------------------------------------------
Future Net Cash Flows...........................................        507,326,000        1,434,615,000      556,208,000
10% annual discount.............................................       (201,633,000)        (629,692,000)    (240,592,000)
                                                                    ------------------------------------------------------
    Standardized Measure of Discounted Future Net Cash Flows (a)      $ 305,693,000      $   804,923,000  $   315,616,000
                                                                    ======================================================

     The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                        2001             2000               1999
                                                                ------------------------------------------------------
Purchases of minerals-in-place.................................     $  35,257,000      $  16,040,000    $  45,321,000
Sales of minerals-in-place.....................................        (2,614,000)       (33,981,000)        (168,000)
Extensions, discoveries and improved recovery, less related costs      33,623,000        208,966,000        8,398,000
Sales of oil and gas produced, net of production costs.........       (99,701,000)       (77,093,000)     (37,098,000)
Development costs incurred during the period...................       117,107,000         22,231,000       12,176,000
Revision of prior estimates:
  Net change in prices and costs...............................      (858,125,000)       552,634,000      118,271,000
  Change in quantity estimates.................................       (88,279,000)         1,524,000       36,937,000
Accretion of discount..........................................        80,492,000         31,562,000       17,615,000
Net change in income taxes.....................................       283,010,000       (232,576,000)     (61,984,000)
                                                               -------------------------------------------------------
                 Net Change....................................     $(499,230,000)     $ 489,307,000    $ 139,468,000
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

 Name                             Age       Title
Gary C. Evans...................  44        Chairman, President and Chief Executive Officer
Richard R. Frazier..............  55        President and Chief Operating Officer of Magnum Hunter
                                            Production, Inc. and Gruy
Chris Tong......................  45        Senior Vice President and Chief Financial Officer
R. Douglas Cronk ...............  55        Senior Vice President of Operations of Magnum Hunter Production, Inc.
                                            and Gruy
Morgan F. Johnston..............  41        Vice President, General Counsel and Secretary
David S. Krueger................  52        Vice President and Chief Accounting Officer
Michael P. McInerney ...........  60        Vice President, Corporate Development & Investor Relations
Charles R. Erwin................  55        Senior Vice President of Exploration of Magnum Hunter Production, Inc.
                                            and Gruy
Gregory L. Jessup...............  48        Vice President of Land of Magnum Hunter Production, Inc. and Gruy
David M. Keglovits..............  50        Vice President and Controller
Craig Knight....................  45        Vice President of Operations of Hunter Gas Gathering, Inc.
Earl Krieg, Jr. ................  48        Vice President of Engineering of Magnum Hunter Production, Inc. and
                                            Gruy
Gerald W. Bolfing...............  73        Director
Jerry Box.......................  63        Director
Robert Kelley...................  56        Director
Jim Kneale......................  50        Director
James R. Latimer, III...........  55        Director
Matthew C. Lutz.................  68        Director
John H. Trescot, Jr.............  77        Director
James E. Upfield................  81        Director

     Gary C. Evans has served as President, Chief Executive Officer and a director of Magnum Hunter Resources, Inc. since December 1995 and Chairman and Chief Executive Officer of all of the Magnum Hunter subsidiaries since their formation or acquisition. In 1985, Mr. Evans formed the predecessor company, Hunter Resources, Inc., that was merged into and formed Magnum Hunter some ten years later. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Novavax, Inc., an American Stock Exchange listed pharmaceutical company. He additionally serves on the board of three private Texas-based companies that Magnum Hunter owns various minority interests in, including(i) Swanson Consulting Services, Inc., a geological consulting firm; (ii) NGTS, LLC, a natural gas marketing company and (iii) Aurion Technologies, Inc., a company that provides web-enabled automation to the oil and natural gas industry. He also serves as a Trustee of TEL Offshore Trust, an OTC listed oil and gas trust of which Magnum Hunter owns an approximate 36% interest.

                                    Officers

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

     Earl Krieg has served as Manager of Engineering for Gruy Petroleum Management Co. since May of 1999. Mr. Krieg became Vice President of Engineering for Magnum Hunter Production, Inc. and Gruy in January 2000. Mr. Krieg was employed by The Wiser Oil Company for the five years prior to joining the Company in various capacities including Manager of Operations and Manager of Secondary Recovery. Mr. Krieg has 26 years experience in various reservoir engineering, operations, acquisitions and management roles with Chevron, General Crude, Edisto and most recently The Wiser Oil Company. Mr. Krieg is a Registered Professional Engineer in Texas and was an officer in the Society of Petroleum Evaluation Engineers in 1989. Mr. Krieg graduated from Texas A&M University in 1975 with a B.S. degree in petroleum engineering.

                                    Directors

     Gerald W. Bolfing has been a director of Magnum Hunter since December 1995. Mr. Bolfing was appointed a director of Hunter Resources, Inc. in August 1993. He is an investor in the oil and gas business and a past officer of one of Hunter's former subsidiaries. From 1962 to 1980, Mr. Bolfing was a partner in Bolfing Food Stores in Waco, Texas. Mr. Bolfing was involved in American Service Company in Atlanta, Georgia from 1964 to 1965, and was active with Cable
Advertising Systems, Inc. of Kerrville, Texas from 1978 to 1981. He joined a Hunter subsidiary in the well servicing business in 1981 where he remained active until its divestiture in 1992. Mr. Bolfing is on the board of directors of Capital Marketing Corporation of Hurst, Texas.

     Jerry Box has served as a director of Magnum Hunter since March 1999. From February 1998 to March 1999, he served in the position of president and chief operating officer and as a director of Oryx Energy Company, now owned by Kerr McGee Corporation. From December 1995 to February 1998, he was executive vice president and chief operating officer of Oryx. From December 1994 through November 1995, he served as executive vice president, exploration and production of Oryx. Previously, he served as senior vice president, exploration and production of Oryx. Mr. Box attended Louisiana Tech University, where he received B.S. and M.S. degrees in geology, and is also a graduate of the Program for Management Development at the Harvard University Graduate School of Business Administration. Mr. Box served as an officer in the U. S. Air Force from 1961 to 1966. Mr. Box is a former member of the Policy Committee of the U. S. Department of the Interior's Outer Continental Shelf Advisory Board, past chairman and vice-chairman of the American Petroleum Institute's Exploration Affairs subcommittee, a former president of the Dallas Petroleum Club and a member of the Independent Petroleum Association of America.

     Robert Kelley was a director of Prize from May 2001 until the merger. He is currently president of Kellco Investments Inc., a private investment company.
From 1986 through October 2000, Mr. Kelley served as president and chief executive officer of Noble Affiliates, Inc., an independent energy company with domestic and international exploration and production operations. From 1992 through April 2001, Mr. Kelley also served as chairman of the board of Noble Affiliates, and he was a director of Noble Affiliates from 1986 through April 2001. He held various financial and operational positions with Noble Affiliates and its subsidiaries from 1975 until his election as president in 1986. Mr. Kelley also serves as a director of OGE Energy Corp., the parent company of OG&E Electric Services, Oklahoma's largest electric utility; Enogex, Inc., a natural gas pipeline, processing and energy marketing business; Lone Star Technologies, Inc., a leading manufacturer of oilfield tubular products; and Continental Resources, Inc., a privately held exploration and production company active primarily in the Rocky Mountain and Mid-Continent regions of the United States. Mr. Kelley received his B.B.A from the University of Oklahoma in 1973 and is a certified public accountant.

     Jim Kneale has served as a director of Magnum Hunter since September 2000. Mr. Kneale is currently employed by ONEOK, Inc., as senior vice president, chief financial officer and treasurer and has been such since January 2001. He is responsible for the finance, tax and accounting, internal audit and risk control functions for ONEOK. Mr. Kneale joined ONEOK in 1981 as vice president of ONEOK Drilling Company. He became vice president of Energy Companies of ONEOK later in 1981 and was named vice president of accounting for Oklahoma Natural Gas Company, a division of ONEOK, Inc., in 1992. Mr. Kneale became vice president of the Tulsa District of Oklahoma Natural Gas in 1994, vice president for ONEOK Resources in 1996, and president of Oklahoma Natural Gas in 1997. He was elected to the chief financial officer position in 1999. Mr. Kneale is a member of the American Institute of Certified Public Accountants and the Oklahoma Society of CPAs. Mr. Kneale serves on the board of directors of the YMCA of Greater Tulsa, the Tulsa Boys' Home, Tulsa Community College Foundation, and the Advisory Board of the Oklahoma Blood Institute. A certified public accountant, Mr. Kneale received his accounting degree from West Texas A&M University in 1973.

     James R. Latimer, III was a director of Prize from October 2000 until the merger. Over the past eight years, Mr. Latimer has been the chairman and chief executive officer of Explore Horizons, Incorporated, a privately held exploration and production company based in Dallas, Texas. Previously, Mr. Latimer was co-head of the regional office of what is now The Prudential Capital Group in Dallas, Texas, which handled energy and other financing for The Prudential Insurance Company. In addition, Mr. Latimer's prior experience has included senior executive positions with several private energy companies, consulting with the firm of McKinsey & Co., service as an officer in the United States Army Signal Corps., and several directorships. Mr. Latimer received a B.A. degree in economics from Yale University and an M.B.A. from Harvard University. He is a Chartered Financial Analyst.

     Matthew C. Lutz retired as chairman of Magnum Hunter on September 1, 2001 after having served in that capacity since March 1997 and after having previously served as vice chairman of Magnum Hunter from December 1995 to March 1997. Mr. Lutz also previously served as executive vice president of Magnum Hunter from December 1995 to September 2001. Mr. Lutz held similar positions with Hunter Resources, Inc. from September 1993 until October 1996. From 1984 through 1992, Mr. Lutz was senior vice president of exploration and a director of Enserch Exploration, Inc., with responsibility for its worldwide oil and gas exploration and development program. Prior to joining Enserch, Mr. Lutz spent 28 years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including
exploration,   production,  lease  acquisition,   administration  and  financial
planning.

     John H. Trescot, Jr. has served as a director of Magnum Hunter since June 1997. Mr. Trescot is the principal of AWA Management Corporation, a consulting firm specializing in financial evaluations for companies and entities such as the Overseas Private Investment Corp. Mr. Trescot began his professional career as an engineer with Shell Oil Company. Later, Mr. Trescot joined Hudson Pulp & Paper Corp. (now a part of Georgia-Pacific Corp.) where he served 19 years in various positions in woodlands and pulp and paper, advancing to the position of senior vice president for its Southern Operations. Mr. Trescot then became vice president of The Charter Company, a multi- billion dollar corporation with operations in oil, communications and insurance. In 1979, Mr. Trescot became the chief executive officer of JARI, a timber, pulp and mining operation in the Amazon Basin of Brazil. During 1982-89, while he was the chief executive officer of TOT Drilling Corp., TOT drilled many deep wells in West Texas and New Mexico for major and independent oil companies. Mr. Trescot received his BME degree from Clemson University and his M.B.A. from Harvard University.

     James E. Upfield has served as a director of Magnum Hunter since December 1995. Mr. Upfield was appointed a director of Hunter Resources, Inc., in August 1992. Mr. Upfield is chairman of Temtex Industries, Inc., a public company based in Dallas, Texas, that produces consumer hard goods and building materials. In 1969, Mr. Upfield served on a select Presidential Committee overseeing postal operations of the United States of America. He later accepted the responsibility for the Dallas region, which encompassed Texas and Louisiana. From 1959 to 1967, Mr. Upfield was president of Baifield Industries, Inc. and its predecessor, a company he founded in 1949 which merged with Baifield in 1963. Baifield was engaged in prime government contracts for military systems and sub-systems in the production of high-strength, light-weight metal products.

Item 11.          Executive Compensation.

     The following table contains information with respect to all cash compensation paid or accrued by the Company during the past three fiscal years to the Company's Chief Executive Officer and each person serving as an executive officer of the Company on December 31, 2001.

                                                                                 Long Term Compensation
                                     Annual Compensation                      Awards               Payout
           (a)               (b)      (c)         (d)            (e)            (f)       (g)        (h)           (i)
          Name,                                                 Other                    Number
        Principal                                               Annual      Restricted  Options      LTP        All Other
         Position           Year     Salary      Bonus     Compensation (a)    Stock      SARs     Payouts    Compensation
         --------           ----     ------      -----     -------------       -----      ----     -------    ------------
Gary C. Evans               2001    $350,000   $425,000        $ 7,500           -         -          -        $20,627 (b)
Chairman, President and     2000    $300,000   $400,000        $ 7,500           -         -          -        $19,933 (b)
CEO                         1999    $250,000   $250,000        $ 7,500           -         -          -        $19,342 (b)

Richard R. Frazier          2001    $190,000   $150,000        $ 6,000           -         -          -             -
President of                2000    $175,000   $125,000        $ 6,000           -         -          -             -
Magnum Hunter               1999    $150,000   $ 75,000        $ 4,200           -         -          -             -
Production, Inc.

Chris Tong                  2001    $165,000   $100,000        $ 6,000           -         -          -             -
Senior Vice President &     2000    $160,000   $ 65,000        $ 6,000           -         -          -             -
Chief Financial Officer     1999    $150,000   $ 35,000        $ 6,000           -         -          -             -

R. Douglas Cronk            2001    $138,000   $ 75,000        $ 6,000           -         -          -             -
Senior V.P. of Magnum       2000    $122,500   $ 65,000        $ 6,000           -         -          -             -
Hunter Production, Inc.     1999    $115,000   $ 25,000        $ 4,200           -         -          -             -

Charles R. Erwin (c)        2001    $145,000   $125,000        $ 6,000           -         -          -             -
Senior V.P. of Magnum       2000    $113,423   $125,000        $ 5,100           -         -          -             -
Hunter Production, Inc.     1999    $ 90,000    $ 7,500           -              -         -          -             -

---------------------

     (a) Other compensation consists of a vehicle allowance paid to the employee.
     (b) Mr. Evans receives compensation for acting as an individual Trustee for the TEL Offshore Trust.
     (c) Mr. Erwin was hired in May 1999.

                      Option/SAR Grants in Last Fiscal Year

                                                                                                                Alternative to
                                                                                 Potential realizable value at   (f) and (g):
                                                                                  assumed annual rates of stock   grant date
                               Individual Grants                                  price appreciation for option termvalue
-------------------------------------------------------------------------------- -----------------------------  -------------
       Name            Number of    Percent of total  Exercise or base  Expiration      5% ($)         10% ($)      Grant date
                       securities     options/SARs    price ($/Sh)        date                                     present value
                       underlying      granted to                                                                     $
                      Options/SARs    employees in
                       granted (#)    fiscal year
        (a)               (b)             (c)            (d)             (e)            (f)            (g)           (f) *
-------------------  -------------- --------------- --------------   ------------ --------------- -------------  -------------
Gary C. Evans               300,000      19.0%          $8.44          12/12/11                                     $1,518,000
Richard R. Frazier          125,000       7.9%          $8.44          12/12/11                                        632,500
Charles R. Erwin            100,000       6.3%          $8.44          12/12/11                                        506,000
R. Douglas Cronk             75,000       4.7%          $8.44          12/12/11                                        379,500
Chris Tong                   75,000       4.7%          $8.44          12/12/11                                        379,500

     * The Company used the Black-Scholes method to determine the value of the option grants.

                 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                  Number of securities    Value of unexercised in-
                                                                 underlying unexercised    the-money options/SARs
                                                                  options/SARs at fiscal   at fiscal year-end ($)
                                                                       year-end (#)

                         Shares acquired on         Value              Exercisable/              Exercisable/
         Name               exercise (#)         Realized ($)          unexercisable            unexercisable

          (a)                    (b)                 (c)                    (d)                      (e)
---------------------------------------------------------------- ---------------------------------------------------
   Gary C. Evans               150,000             $570,000         330,000 / 420,000       $913,500 / $645,250
   Richard R. Frazier          100,000             $393,000         240,000 / 210,000       $904,500 / $311,750
   Charles R. Erwin               -                   -              68,000 / 148,000       $ 60,900 / $ 68,150
   R. Douglas Cronk             76,666             $525,579          91,334 / 112,000       $304,819 / $138,475
   Chris Tong                   11,800             $ 74,398         202,200 / 108,000       $820,790 / $136,300

     Compensation of Directors

     The Company has nine individuals who serve as directors, eight of which are independent. One director receives compensation with respect to his services and in his capacities as an executive officer of the Company and no additional compensation has historically been paid for his services to the Company as a director. The other eight directors of the Company were not employees of the Company at December 31, 2001 and receive no compensation for their services as directors other than as stated below. For fiscal year 2001, independent directors received a $15,000 retainer for being a board member and in addition received $1,500 per meeting attended and $500 per committee meeting attended. In addition, for the fiscal year 2001 each independent director was granted stock options to acquire 15,000 shares of the Company's common stock at an exercise price not less than the market price of the common stock on the date of grant. For fiscal year 2002, independent directors will receive a $15,000 retainer (pro-rated) for being a board member and in addition will receive $1,500 per meeting attended and $500 per committee meeting attended. Other than the compensation stated herein, the Company has not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Mr. Gary C. Evans, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk and Mr. Charles R. Erwin each have employment agreements with the Company. Mr. Evans' agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum unless increased by the Board. Mr. Evans' salary for the year 2002 is $375,000. Mr. Frazier's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2002 is $205,000. Mr. Tong's agreement terminates January 1, 2004 and continues thereafter on a year to year basis and provides for a salary of $160,000 per annum unless increased by the Board. Mr. Tong's salary for the year 2002 is $175,000. Mr. Cronk's agreement terminates January 1, 2004 and continues thereafter on a year to year basis and provides for a salary of $122,500 per annum unless increased by the Board. Mr. Cronk's salary for the year 2002 is $150,000. Mr. Erwin's agreement terminates January 1, 2004 and continues thereafter on a year to year basis and provides for a salary of $105,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2002 is $155,000. All of the agreements provide that the same benefits supplied to other Company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the Company in certain geographical areas or hire any employees of the Company for a period of two years after cessation of employment.

     In addition, all of the agreements contain a provision that upon a change-in-control of the Company and the employee's position is terminated or the employee leaves for "good cause", the employee is entitled to receive, immediately in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year. In the case of Mr. Tong, Mr. Cronk and Mr. Erwin, the employee shall receive the employee's base salary, bonus for the last fiscal year and any other compensation received by him in the last fiscal year multiplied by two. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change-in-control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. The Company also has key man life insurance on Mr. Evans in the amount of $12,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 15, 2002, regarding the share ownership of the Company by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director, (iii) the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group. None of the directors or executive officers named below, as of march 15, 2002, owned any shares of the Company's Series A Preferred Stock or its 1996 Series A Convertible Preferred Stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039.

                                                                                     Common Stock
                                                                                   Beneficially Owned
                                                                                  Number of            Percent
                             Name                                                  Shares            of Class (m)
Directors and Executive Officers
       Gary C. Evans ..........................................                  3,026,073 (a)           4.3%
       Richard R. Frazier......................................                    363,115 (b)              *
       Chris Tong..............................................                    210,133 (c)              *
       R. Douglas Cronk .......................................                    145,102 (d)              *
       Charles R. Erwin........................................                     68,000 (e)              *
       Gerald W. Bolfing.......................................                    467,349 (f)              *
       Jerry Box...............................................                     48,335 (g)              *
       Robert Kelley...........................................                      7,195                  *
       Jim Kneale .............................................                     10,000 (h)              *
       James R. Latimer, III ..................................                      2,195                  *
       Matthew C. Lutz.........................................                    746,729 (i)              *
       John H. Trescot, Jr.....................................                   120,056  (j)              *
       James E. Upfield.......................................                     142,392 (k)              *
       All directors and executive officers as a group
       (13 persons)............................................                  5,356,674               7.4%
Beneficial owners of 5 percent or more
(excluding persons named above)
       ONEOK Resources Company
       100 W. Fifth Street
       Tulsa, OK 74103-4298 ...................................                  7,936,507              11.3%
       Natural Gas Partners V, L.P.
       125 E. John Carpenter Freeway, Suite 600
       Irving, TX 75062........................................                 13,417,052 (l)          19.1%

------------

     * Less than one percent.

     (a) Includes 330,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 494,921 common stock purchase warrants which are currently exercisable. Also includes 17,024 shares held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.
     (b) Includes 240,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
     (c) Includes 196,200 shares of common stock issuable upon the exercise of certain currently exercisable options.

     (d) Includes 91,334 shares of common stock issuable upon the exercise of certain currently exercisable options.
     (e) Includes 68,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
     (f) Includes 15,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 84,339 common stock purchase warrants which are currently exercisable.
     (g) Includes 31,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
     (h) Includes 9,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
     (i) Includes 523,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 49,641 common stock purchase warrants which are currently exercisable.
     (j) Includes 11,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
     (k) Includes 11,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 15,848 common stock purchase warrants which are currently exercisable.
     (l) Based on Schedule 13G filed by Natural Gas Partners V, L.P. on March 15, 2002.
     (m) Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d-3(d)(1) under the Exchange Act.


Item 13. Certain Relationships and Related Transactions.

     The Company's Board of Directors authorized a loan of up to $371,860 be made available to Gary C. Evans, President and Chief Executive Officer of the Company, as part of his compensation package. The balance outstanding at December 31, 1999 was $371,860 and bears interest at 10%. On January 7, 2000 Mr. Evans repaid $225,000 on the loan, leaving a principal balance of $146,860. On April 17, 2000 Mr. Evans re-borrowed $100,000 under this loan, and on August 18, 2000 he repaid $258,731, including accrued interest, bringing the balance to zero. On December 28, 2000 Mr. Evans borrowed $294,938, which was the balance owed to the Company on December 31, 2000 and included in notes receivable from affiliate. On January 15, 2001 Mr. Evans repaid $295,261, including accrued interest, bringing the balance to zero. On April 16, 2001, Mr. Evans borrowed $300,000 pursuant to a loan approved by the Company's Board of Directors for the payment of deferred income taxes. Subsequent to December 31, 2001, Mr. Evans repaid the loan in full, including accrued interest, bringing the balance to zero.

     On November 28, 2000, Mr. Matthew C. Lutz, Chairman and Executive Vice President of the Company, borrowed $65,000 from the Company with the approval of the Board of Directors. On January 15, 2001, Mr. Lutz repaid the loan, including accrued interest.

     During 1998, the Company acquired certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans at Mr. Evans' cost basis in such shares of stock. The shares were purchased for a total of $442,019. The Company has the right through December 31, 2002 to cause Mr. Evans to repurchase the shares back from the Company at the equivalent price that the Company purchased the shares from Mr. Evans.

                                    GLOSSARY

As used in this document:

     "Mcf" means thousand cubic feet;
     "MMcf" means million cubic feet;
     "Bcf" means billion cubic feet;
     "Bbl" means barrel;
     "MBbls" means thousand barrels;
     "MMBbls" means million barrels;
     "BOE" means barrel of oil equivalent;
     "MMBOE" means million barrels of oil equivalent
     "Btu" or "British Thermal Unit" means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit;
     "MMBtu" means million British Thermal Units;
     "Mcfe" means thousand cubic feet of natural gas equivalent;
     "MMcfe" means million cubic feet of natural gas equivalent; and "Bcfe" means billion cubic feet of natural gas equivalent.

     Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. All estimates of reserves, unless otherwise noted, are reported on a "net" basis. Information regarding production, acreage and numbers of wells is set forth on a gross basis, unless otherwise noted.

     "Proved reserves" means the estimated quantitie of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

     (iii) Estimates of proved reserves do not include the following:

     (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves";

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

     "PV-10" means the pre-tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of 10% and assuming continuation of existing economic conditions.

     "Proved developed oil and gas reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     "Proved undeveloped reserves" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     "Reserve Life" is an estimate of the productive life of a proved reservoir and for purposes of this document is calculated by dividing the proved reserves (on an Mcfe basis) at the end of the period by historical production volumes for the prior 12 months.

     "Standardized Measure of Discounted Future Net Cash Flows" means PV-10 after income taxes.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

1.  Financial Statements

     Independent Auditors' Report...........................................................................F-1

     Financial Statements:
             Consolidated Balance Sheets at December 31, 2001 and 2000......................................F-2

             Consolidated Statements of Operations and Comprehensive Income
                          for the Years Ended December 31, 2001, 2000 and 1999..............................F-3

             Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 2001, 2000 and 1999..........................................F-4

             Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 2001, 2000 and 1999................................................F-5

     Notes to Consolidated Financial Statements.............................................................F-6

     Supplemental Information (Unaudited)..................................................................F-30


2. Financial Statement Schedule

     We have included on page 64 of this Annual Report on Form 10-K Financial Statement Schedule II, Valuation and Qualifying Accounts.

3. Exhibits

Number            Description of Exhibit

3.1 & 4.1         Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File
                  No. 33-30298-D)
3.2 & 4.2         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
                  Statement on Form SB-2, File No. 33-66190)
3.4 & 4.4         Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
                  Statement on Form S-3, File No. 333-30453)
3.5 & 4.5 *       Articles of Amendment to Articles of Incorporation
3.6 & 4.6         By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File
                  No. 33-66190)
3.7 & 4.7         Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File
                  No. 333-76774)
3.8 & 4.8         Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.9 & 4.9         Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock
                  (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
4.10              Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock
                  Transfer & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File No. 333-82552)
4.11              Form of Warrant Agreement by and between Midland Resources, Inc. and Stock Transfer
                  Company of America, Inc., as warrant agent, dated November 1, 1990 (Incorporated by reference to
                  Registration Statement on Form S-3, File No. 333-83376)
4.12              Form of Warrant Agreement by and between Vista Energy Resources, Inc. and American Stock
                  Transfer & Trust Company, as warrant agent, dated October 28, 1998 (Incorporated by reference to
                  Registration Statement on Form S-3, File No. 333-83376)
4.13              Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by
                  reference to Registration Statement on Form S-4, File No. 333-2290)
4.14              Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee
                  (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14,
                  1999)
4.15              Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form
                  S-4, File No. 333-2290)
4.16 *            Indenture, dated March 15, 2002, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee.
4.17              Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter
                  Resources, Inc. and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated January 7, 1998, filed January 9, 1998)
10.1 *            Fourth Amended and Restated Credit Agreement, dated March 15, 2002, between Magnum Hunter
                  Resources, Inc. and Bankers Trust Company, et al.
10.2              Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.3              Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.4 *            Employment Agreement for Chris Tong
10.5 *            Employment Agreement for R. Douglas Cronk
10.6 *            Employment Agreement for Charles Erwin


10.7              Purchase and Sale Agreement, dated February 27, 1997 among
                  Burlington Resources Oil and Gas Company, Glacier Park Company
                  and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated April 30, 1997, filed May 12, 1997)
10.8              Purchase and Sale Agreement between Magnum Hunter Resources, Inc. , NGTS, et al., dated
                  December 17, 1997  (Incorporated by reference to Form 8-K, dated December 17, 1997, filed
                  December 29, 1997)
10.9              Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc.
                  and Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-
                  end December 31, 1998 filed April 14, 1999)
10.10             Stock Purchase Agreement dated February 3, 1999 between ONEOK Resources Company and
                  Magnum Hunter Resources, Inc. (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11, 1999)
10.11             Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000 filed November 30, 2000)
21*               Subsidiaries of the Registrant
23*               Consent of Deloitte and Touche LLP

* Filed herewith.

(B) Form 8-K's - None.

Independent Auditors' Report


Board of Directors and Stockholders
Magnum Hunter Resources, Inc.


     We have audited the consolidated financial statements of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 22, 2002; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Magnum Hunter Resources, Inc. and Subsidiaries, listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP

Dallas, Texas
March 22, 2002

                        Valuation and Qualifying Accounts
                                ($ in thousands)

For the year ended December 31, 2001:

                                                   Balance at        Additions
                                                  Beginning of       Charged to        Deductions         Balance at
                 Description                         Period           Expenses          Writeoffs             end
                                                                                                           of Period
---------------------------------------------  ------------------ ----------------  -----------------  -----------------
Accounts receivable, trade                      $       50          $      3,214         $        -          $    3,264
Current portion of long-term notes                   1,170                     -                  -               1,170
 receivable
Investment in unconsolidated affiliate                   -                   453                  -                 453



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
 receivable

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.


By:       /s/ Gary C. Evans                                      April 12, 2002
   ---------------------------------------------
         Gary C.  Evans, Chairman, President
                          & CEO

     In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                   Title                                       Date

/s/ Gary C. Evans                           Chairman, President                         April 12, 2002
-------------------------------------       Chief Executive Officer
Gary C. Evans


/s/ Chris Tong                              Senior Vice President and                   April 12, 2002
---------------------------------------     Chief Financial Officer
Chris Tong


/s/ David S. Krueger                        Vice President and                          April 12, 2002
-----------------------------------         Chief Accounting Officer
David S. Krueger

/s/ Morgan F. Johnston                      Vice President, General Counsel             April 12, 2002
-------------------------------             and Secretary
Morgan F. Johnston

/s/ Gerald W. Bolfing                       Director                                    April 12, 2002
-----------------------------------
Gerald W. Bolfing

/s/ Matthew C. Lutz                         Director                                    April 12, 2002
-----------------------------------
Matthew C. Lutz

/s/ John H. Trescot, Jr.                    Director                                    April 12, 2002
-----------------------------------
John H. Trescot, Jr.

/s/ James E. Upfield                        Director                                    April 12, 2002
------------------------------------
James E. Upfield
