Form 10-Q
period 2002-03-31
MAGNUM HUNTER RESOURCES INC
filed 2002-05-15
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark one)

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934
        For the Quarterly Period Ended March 31, 2002

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934
        For the Transition Period from ______ to _______


                        Commission File Number ...1-12508

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yex [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2002: 69,541,047.

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

                 Magnum Hunter Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                                            March 31,                  December 31,
                                                                                               2002                        2001
                                                                             ------------------------------------------------------
                                          ASSETS                                         (unaudited)
Current Assets
    Cash and cash equivalents................................................      $          3,851              $           2,755
    Accounts receivable
         Trade, net of allowance of $4,734 and $3,264 respectively...........                38,146                         14,251
         Due from affiliates.................................................                    15                            235
    Notes receivable ........................................................                 2,350                              -
    Notes receivable from affiliate..........................................                   300                            300
    Deferred tax asset.......................................................                12,500                            300
    Derivative assets, current...............................................                 7,682                          5,045
    Prepaid and other........................................................                 7,847                          2,220
                                                                             ------------------------------------------------------
          Total Current Assets...............................................                72,691                         25,106
                                                                             ------------------------------------------------------
Property, Plant, and Equipment
    Oil and gas properties, full cost method
          Unproved...........................................................               144,543                         18,653
          Proved.............................................................             1,034,780                        556,766
    Pipelines................................................................                33,775                         12,642
    Other property...........................................................                 5,766                          3,640
                                                                             ------------------------------------------------------
    Total Property, Plant and Equipment......................................             1,218,864                        591,701
          Accumulated depreciation, depletion, amortization and impairment...              (186,959)                      (171,864)
                                                                             ------------------------------------------------------
    Net Property, Plant and Equipment........................................             1,031,905                        419,837
                                                                             ------------------------------------------------------
Other Assets
    Deposits and other assets................................................                15,025                          4,420
    Investment in unconsolidated affiliates..................................                 5,323                          5,022
    Goodwill ................................................................                52,902                              -
                                                                             ------------------------------------------------------
    Total Assets                                                                   $      1,177,846              $         454,385
                                                                             ------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Trade payables and accrued liabilities...................................      $         46,460              $          41,446
    Suspended revenue payable................................................                 7,512                          2,154
    Derivative liabilities, current .........................................                10,402                            996
    Current maturities of long-term debt, with recourse......................                 1,954                             73
    Note payable ............................................................                 1,970                          4,044
                                                                             ------------------------------------------------------
          Total Current Liabilities..........................................                68,298                         48,713
                                                                             ------------------------------------------------------
Long-Term Liabilities
    Long-term debt, with recourse, less current maturities...................               627,563                        284,466
    Long-term debt, non recourse ............................................                 5,834                              -
    Production payment liability.............................................                   198                            203
    Derivative liabilities, noncurrent ......................................                14,935                          1,531
    Deferred income taxes payable............................................                95,671                          1,498
Stockholders' Equity
    Preferred stock - $.001 par value; 10,000,000 shares
       authorized, 216,000 designated as Series A; 80,000 issued
       and outstanding,
          liquidation amount $0..............................................                     -                              -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased
         and held for remarketing by subsidiary, liquidation amount $10,000,000                   1                              1
    Common Stock - $.002 par value; 100,000,000 shares authorized,
          70,700,260 and 36,588,097 shares issued, respectively..............                   141                             73
    Additional paid-in capital...............................................               418,520                        157,836
    Accumulated other comprehensive income (loss)............................               (15,380)                         1,632
    Accumulated deficit......................................................               (29,190)                       (36,636)
    Receivable from stockholder..............................................                  (442)                          (442)
    Unearned common stock in ESOP, at cost (813,052 and 468,652 shares,
      respectively ).........................................................                (5,068)                        (2,576)
                                                                             ------------------------------------------------------
                                                                                            368,582                        119,888
    Treasury stock, at cost (628,813 and 441,813 shares of common stock,
       respectively).........................................................                (3,235)                        (1,914)
                                                                             ------------------------------------------------------
    Total Stockholders' Equity...............................................               365,347                        117,974
                                                                             ------------------------------------------------------
    Total Liabilities and Stockholders' Equity...............................      $      1,177,846              $         454,385
                                                                             ======================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
       (Unaudited, in thousands of dollars, except for per share amounts)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                           --------------------------------------------------------
                                                                                       2002                          2001
                                                                           --------------------------------------------------------
Operating Revenues:
      Oil and gas sales....................................................       $           39,150           $        42,953
      Gas gathering, marketing and processing..............................                    3,582                     7,102
      Oil field management services........................................                      392                       515
                                                                           --------------------------------------------------------
                  Total Operating Revenues.................................                   43,124                    50,570
                                                                           --------------------------------------------------------
Operating Costs and Expenses:
      Oil and gas production lifting costs.................................                    8,948                     4,650
      Production taxes and other costs.....................................                    4,303                     4,015
      Gas gathering, marketing and processing..............................                    2,680                     6,572
      Oil field management services........................................                      276                       362
      Depreciation, depletion and amortization.............................                   15,096                     7,415
      Gain on sale of assets...............................................                        -                        (2)
      General and administrative...........................................                    2,524                     1,712
                                                                           --------------------------------------------------------
                  Total Operating Costs and Expenses.......................                   33,827                    24,724
                                                                           --------------------------------------------------------
Operating Profit...........................................................                    9,297                    25,846
      Equity in earnings of affiliate......................................                      301                       618
      Other income.........................................................                       57                        94
      Other non-cash hedging adjustments ..................................                     (593)                      889
      Interest expense.....................................................                   (7,505)                   (4,866)
                                                                           --------------------------------------------------------
Income before income tax...................................................                    1,557                    22,581
      Provision for income tax benefit/(expense)
         Current...........................................................                        -                    (1,283)
         Deferred..........................................................                    6,510                    (7,270)
                                                                           --------------------------------------------------------
                  Total provision for income tax benefit/(expense).........                    6,510                    (8,553)
Income Before Extraordinary Loss                                                               8,067                    14,028
Extraordinary Loss From Early Extinguishment of Debt, net
      of income tax benefit of $379                                                             (621)                        -
                                                                           ---------------------------------------------------
Net Income.................................................................       $            7,446           $        14,028
                                                                           ========================================================
Comprehensive Income:
      Net Income ..........................................................       $            7,446           $        14,028
      Other Comprehensive Income (Loss), net of tax
      Cumulative effect on prior years of a change in accounting principle.                        -                    (1,757)
      Reclassification adjustment related to derivative contracts..........                   (2,121)                     (137)
      Change in fair value of outstanding hedging positions................                  (14,819)                    1,903
      Unrealized loss on investments.......................................                      (72)                     (204)
                                                                           --------------------------------------------------------
Total Comprehensive Income (Loss)..........................................       $           (9,566)          $        13,833
                                                                           ========================================================
Income per Common Share - Basic............................................
      Income Before Extraordinary Loss ....................................       $             0.19           $          0.41
      Extraordinary Loss  .................................................                    (0.01)                        -
                                                                           --------------------------------------------------------
Income per Common Share - Basic............................................       $             0.18           $          0.41
                                                                           ========================================================
Income per Common Share - Diluted .........................................
      Income Before Extraordinary Loss ....................................       $             0.18           $          0.37
      Extraordinary Loss  .................................................                    (0.01)                        -
                                                                           --------------------------------------------------------
Income per Common Share - Diluted..........................................       $             0.17           $          0.37
                                                                           ========================================================
Common Shares Used in Per Share Calculation
      Basic ...............................................................               41,777,431                34,582,683
                                                                           ========================================================
      Diluted .............................................................               43,024,235                37,410,509
                                                                           ========================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the Three Months Ended March 31, 2002
                      (Unaudited, in thousands of dollars)

                                                                                                                      Additional
                                                        Preferred Stock       Common Stock        Treasury Stock        Paid-In
                                                       Shares      Amount   Shares    Amount     Shares    Amount       Capital
                                                       ---------------------------------------------------------------------------
Balance at December 31, 2001.......................... 1,080,000   $   1   36,588,097   $   73  (441,813)  $(1,914)   $   157,836
   Common stock and warrants issued in Prize
   Energy Corp merger, less fees .....................                     34,062,963       68                            260,454
   Exercise of employees' common stock options........                         49,200        -                                214
   Deferred tax benefit on exercise of employee
               stock options..........................                                                                         16
   Purchase of treasury stock ........................                                          (187,000)   (1,321)
   Net income ........................................
   Reclassification adjustment related to derivative
               contracts .............................
   Change in fair value of outstanding hedging
     positions, net of tax............................
   Unrealized loss on investments ....................

   Loan to ESOP.......................................
                                                      ----------------------------------------------------------------------------
Balance at March 31, 2002............................. 1,080,000   $   1   70,700,260   $  141  (628,813)  $(3,235)   $   418,520
                                                      ============================================================================

                                                        Accumulated Other                     Receivable      Unearned Shares in
                                                         Comprehensive     Accumulated          from                ESOP
                                                         Income (Loss)       Deficit         Stockholder    Shares        Amount
                                                       ---------------------------------------------------------------------------
Balance at December 31, 2001........................... $      1,632       $     (36,636)      $  (442)    (468,652)     $(2,576)
   Common stock and warrants issued in Prize
   Energy Corp merger, less fees ......................
   Exercise of employees' common stock options.........
   Deferred tax benefit on exercise of employee
               stock options...........................
   Purchase of treasury stock .........................
   Net income .........................................                            7,446
   Reclassification adjustment related to derivative
               contracts ..............................       (2,121)
   Change in fair value of outstanding hedging
     positions, net of tax.............................      (14,819)
   Unrealized loss on investments .....................          (72)
   Loan to ESOP........................................                                                    (344,400)      (2,492)
                                                       ---------------------------------------------------------------------------
Balance at March 31, 2002.............................. $    (15,380)      $     (29,190)      $  (442)    (813,052)     $(5,068)
                                                       ===========================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      (Unaudited, in thousands of dollars)

                                                                                                    For the Three Months Ended
                                                                                                           March 31,
                                                                                             ---------------------------------------
                                                                                                 2002                     2001
                                                                                             ---------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income................................................................................  $   7,446             $      14,028
   Adjustments to reconcile net income to cash provided by operating activities
      Extraordinary Loss ....................................................................        621                         -
        Depreciation, depletion and amortization.............................................     15,096                     7,415
      Amortization of financing fees.........................................................        370                       268
      Imputed interest on debt due to merger.................................................        108                         -
        Deferred income taxes................................................................     (6,510)                    7,270
        Equity in income of unconsolidated affiliate.........................................       (301)                     (618)
      Non-cash hedging adjustments...........................................................        593                      (889)
        Gains on sale of assets..............................................................          -                        (2)
        Changes in certain assets and liabilities, net of acquisition of Prize Energy, Inc.
           Accounts and notes receivable.....................................................     (3,316)                    2,502
           Derivative assets.................................................................          -                    (1,303)
           Other current assets..............................................................     (4,261)                      219
           Accounts payable and accrued liabilities..........................................    (33,828)                     (261)
           Current income taxes payable......................................................          -                       983
                                                                                             ---------------------------------------
   Net Cash (Used In) Provided By Operating Activities.......................................    (23,982)                   29,612
                                                                                             ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets..............................................................          -                         2
   Additions to property and equipment.......................................................    (18,989)                  (29,859)
   Net cash paid in Prize merger.............................................................    (41,097)                        -
   Increase in deposits and other assets.....................................................          -                         2
   Increase in note receivable...............................................................     (2,350)                        -
   Payments received on promissory note receivable...........................................          -                        63
   Distribution from unconsolidated affiliate................................................          -                       749
                                                                                             ---------------------------------------
   Net Cash Used In Investing Activities.....................................................    (62,436)                  (29,043)
                                                                                             ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of debt........................................................    534,183                    27,500
   Fees paid related to financing activities.................................................    (11,732)                      (12)
   Payments of principal on debt and production payment......................................   (431,269)                  (29,633)
   Repayment of stockholder loan.............................................................          -                       360
   Loan to ESOP..............................................................................     (2,492)                        -
   Proceeds from issuance of common stock, net of offering costs.............................        145                     1,615
   Purchase of treasury stock  ..............................................................     (1,321)                        -
   Decrease in restricted cash for payment of notes payable .................................          -                       552
   Cash dividends paid.......................................................................          -                      (169)
                                                                                             ---------------------------------------
   Net Cash Provided By Financing Activities.................................................     87,514                       213
                                                                                             ---------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................................      1,096                       782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................................      2,755                         9
                                                                                             ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................................  $   3,851             $         791
                                                                                             ---------------------------------------
Cash interest paid...........................................................................  $  14,537             $       2,481
                                                                                             =======================================
Cash taxes paid (refund received)............................................................  $     (49)            $         300
                                                                                             =======================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet of Magnum Hunter Resources, Inc. and subsidiaries (the Company) as of March 31, 2002, and the consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2002, results of operations, changes in stockholders' equity and cash flows for the three month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2001 annual report and on Form 10-K for the Company. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     During the first quarter of 2002, the Company merged with Prize Energy Corp. (Prize), an independent oil and gas development and production company. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes, was effective as of March 1, 2002. As such, the results for the three months ended March 31, 2002, include only one month of contributions from Prize. See Note 2 for further discussion of the Prize merger.

     In order for the Company to comply with terms of the Company's indentures covering both its 10% Senior Notes due 2007 and its 9.6% Senior Notes due 2012, the Company created two unrestricted subsidiaries, Canvasback Energy, Inc., and Redhead Energy, Inc. Redhead Energy, Inc. is a wholly-owned subsidiary of Canvasback Energy, Inc. Canvasback Energy, Inc. and its subsidiaries will hereafter be collectively referred to as Canvasback. On March 15, 2002, Bluebird Energy, Inc. (Bluebird) transferred all of its assets to Canvasback, which effectively capitalized Canvasback. Upon completion of this transfer, Bluebird was merged into Magnum Hunter Production, Inc.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Canvasback, are direct guarantors of each of the Company's 10% Senior Notes and 9.6% Senior Notes, and have fully and unconditionally guaranteed the notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Canvasback), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Canvasback (See Note 5). Except for Canvasback, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

NOTE 2 - MERGER WITH PRIZE ENERGY CORP.

     On March 15, 2002, the Company merged with Prize, an independent oil and gas development and production company. The transaction was accounted for as a purchase of Prize by the Company in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations", which requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001. Under the terms of the merger, the Company distributed 2.5 shares of common stock plus $5.20 in cash for each Prize Energy share outstanding. The assumed purchase price, computed from the equity and cash consideration given at the time of the merger, was

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

     allocated to the fair value of the net assets acquired. The amount of purchase price in excess of the fair value of Prize's net assets was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which was adopted by the Company on January 1, 2002, the goodwill realized in the merger with Prize will not be amortized. However, future evaluations of goodwill will be performed annually to determine whether any impairment has occurred. The Company has not completed a final allocation of the purchase price to the fair values of the assets and liabilities of Prize and the related business integration plan. The Company expects that the ultimate purchase price allocation may include additional adjustments to the fair values of the assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair values of assets and liabilities differ from their preliminary purchase price allocation, such differences would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill. The following table summarizes the total assumed purchase price and related preliminary allocation to the net assets acquired (in thousands):

Total Purchase Price:
    Fair Value of 34,062,963 shares of Magnum Hunter common
       stock .................................................................                       $              257,175
    Cash consideration .......................................................                                       70,851
    Fair Value of Prize warrants .............................................                                        3,416
                                                                                 ------------------------------------------
       Total .................................................................                       $              331,442
                                                                                 ==========================================

Net Preliminary Purchase Price Allocation:
    Net purchase price  ......................................................                       $              331,442
    Historical net assets acquired  ..........................................                                     (148,272)
                                                                                 ------------------------------------------
    Excess purchase price  ...................................................                                      183,170
    Adjustment of proved oil and gas properties to fair value  ...............                                      (66,023)
    Adjustment of unproved oil and gas properties to fair value...............                                     (124,766)
    Adjustment of gas plant to fair value  ...................................                                      (18,977)
    Write-off of historical Prize deferred financing costs  ..................                                        2,386
    Other fair value adjustments  ............................................                                        2,545
    Imputed interest on debt due to merger....................................                                         (108)
    Additional deferred income taxes  ........................................                                       74,675
                                                                                 ------------------------------------------
       Excess purchase price allocated to goodwill ...........................                      $                52,902
                                                                                 ==========================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

     The following summary, prepared on a pro forma basis, presents the results of operations for the three month periods ended March 31, 2002 and 2001, as if the acquisition of Prize occurred as of the beginning of the respective periods. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes. The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

(Unaudited) - Proforma
                                                       March 31,
                                        ---------------------------------------
                                               2002                2001
                                        ---------------------------------------
                                            (in thousands of dollars,
                                           except for per share amounts)
                                        ---------------------------------------
Revenues ...............................  $     68,657         $    107,080
Total Operating Costs and Expenses   ...       (56,203)             (57,500)
                                        ---------------------------------------
Operating Profit .......................        12,454               49,580
Interest Expense and Other  ............       (13,004)              (6,659)
                                        ---------------------------------------
Income before Tax  .....................          (550)              42,921
Provision for Income Tax ...............         7,309              (16,257)
Extraordinary loss from early
    extinguishment of debt  ............          (621)                   -
                                        ---------------------------------------
Net Income .............................         6,138               26,664
                                        =======================================
Net Income Per Common Share
    Basic ..............................  $       0.09         $       0.39
                                        =======================================
    Diluted ............................  $       0.09         $       0.37
                                        =======================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the basic and diluted earnings per share computations.

                                                                          Three Months Ended
                                            ---------------------------------------------------------------------------------------
                                                          March 31, 2002                    March 31, 2001
                                            ---------------------------------------------------------------------------------------
                                              Per Share                                 Per Share
                                               Income      Shares        Amount           Income          Shares           Amount
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (Thousands, except per share amounts)
                                            ---------------------------------------------------------------------------------------
   Income before extraordinary loss           $    8,067              $      0.19      $    14,028                      $      0.41
   Less: Extraordinary Loss                        (621)                    (0.01)               -                                -
                                                                      ------------                                      -----------
Basic EPS
   Income available to common
     stockholders...........................  $    7,446     41,777   $      0.18      $    14,028         34,583       $      0.41
                                                                      ============                                      ===========

Effect of Dilutive Securities
   Warrants.................................           -         66                              -            274
   Options..................................           -      1,181                              -          2,554
                                            ---------------------------------------------------------------------------------------

Diluted EPS
   Income available to common
 stockholders and assumed conversions.......  $    7,446     43,024   $      0.17      $    14,028         37,411       $      0.37
   Add Back: Extraordinary Loss.............         621                     0.01                -                                -
                                            ---------------------------------------------------------------------------------------
Income before Extraordinary Loss............  $    8,067     43,024   $      0.18      $    14,028         37,411       $      0.37
                                            =======================================================================================

     At March 31, 2002, warrants representing 12,145,019 shares of common stock and options representing 5,284,384 shares of common stock were outstanding. The outstanding warrant total includes the conversion of Prize warrants in connection with the merger on March 15, 2002 (See Note 2) into 4,271,813 Magnum Hunter warrants. Additionally, the Company distributed on March 21, 2002, one warrant for every five shares of the Company's common stock owned on January 10, 2002, for a total of 7,228,457 warrants. At March 31, 2001, warrants representing 644,749 shares of common stock and options representing 4,337,900 shares of common stock were outstanding. On January 1, 2001, the remaining $25.0 million (liquidation value) of the Company's 1999 Series A 8% convertible preferred stock was converted into 4,761,904 shares of common stock.

NOTE 4 - DEBT

     The Company amended and restated its Senior Bank Credit Facility (the facility) in conjunction with the merger with Prize. The amended facility provides for total borrowings of $500 million, up from $225 million, and raises the borrowing base limit from $160 million to $300 million. Additionally, the expiration date of the facility was amended and extended to March 2006. After March 15, 2002, the facility was used to i) fund the cash component of the merger consideration payable to the Prize shareholders, ii) pay costs associated with the merger, and iii) for general corporate purposes.

     The amended facility was treated as a new credit facility with respect to the funds flow on the effective date of March 15, 2002. As such, the existing balances on the facility prior to March 15 were paid off with the proceeds received on March 15, 2002. The original capitalized debt issuance costs of $621 thousand, net of tax, related to the facility were written off as an extraordinary loss from early extinguishment of debt during the quarter ended March 31, 2002.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

     On March 15, 2002, the Company completed a private placement of $300 million of new unsecured Senior Notes due 2012 to institutional investors. Interest on these Senior Notes bears a fixed annual rate of 9.6% due semi-annually, commencing September 15, 2002. Funds received from the issuance of these notes were used to i.) retire outstanding indebtedness under the Prize commercial bank credit facility, ii) pay fees related to the issuance of the new Senior Notes, and iii) for general corporate purposes.

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed offshore production platforms and associated pipelines that were recently placed into service. The Company received a total of $11.2 million in new funding which was used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds based on the one month LIBOR rate, currently yielding a cost of approximately 5.30% per annum. This transaction was accounted for as a capital lease and was included in long-term debt.

     On March 15, 2002, the Company repaid its 7% notes payable to vendors of $4.0 million plus accrued interest. On March 14, 2002, the Company borrowed an additional $2.5 million under a new note bearing a fixed interest rate of 4.25% per annum and with a maturity date of December 14, 2002 to finance its insurance premiums for the year.

     On March 7, 2002, Canvasback entered into a $10.0 million revolving credit agreement with a financial institution. The credit agreement provides for both LIBOR and prime based interest rate options, a 6.5% interest rate at March 31, 2002. The agreement also provides that upon the revolving loan termination date of June 30, 2002, the aggregate outstanding principal amount of any revolving loan will automatically be converted to a term loan, repayable on the term loan maturity date of March 7, 2004, together with accrued interest. Proceeds from the initial drawdown under the agreement of $5.8 million were used to purchase the same amount in face value of the Company's 10% Senior Notes which were acquired in 2001 by the Company, and were being held as an investment. These 10% Senior Notes, together with $4.7 million of 10% Senior Notes formerly owned by Bluebird and contributed to Canvasback in its initial capitalization, serve as collateral for the loan. The loan is non-recourse to the Company.

NOTE 5 - HEDGING

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     The Company was obligated to nine crude oil derivatives, twenty natural gas derivatives, and two interest rate derivatives on March 31, 2002. The Company has determined that all outstanding derivatives qualify as cash flow hedges and for hedge treatment as defined within SFAS No. 133, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. However, in connection with the merger with Prize on March 15, 2002, the Company purchased $7.6 million in hedge assets from Prize at fair value on that date, with no corresponding offset to other comprehensive income. Consequently, this hedge balance will amortize as a charge to other non-cash hedging adjustments over the next 33 months. The balance of these Prize hedge assets on March 31, 2002 was $7.2 million. Future hedge ineffectiveness on the cash-flow hedges will be recorded in earnings.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

     At March 31, 2002, the fair value of the Company's derivatives were as follows (in thousands):


Derivative Assets
--------------------------------------------
Natural gas collars                          $            7,513
Crude oil swaps                                             169
                                            -------------------
Total derivative assets                      $            7,682
                                            -------------------
Derivative Liabilities
--------------------------------------------
Natural gas collars                          $            7,591
Natural gas swaps                                        14,275
Crude oil collars                                         1,158
Crude oil swaps                                           1,665
Interest rate swaps                                         648
                                            -------------------
Total derivative liabilities                 $           25,337
                                            -------------------
Net derivative liabilities                   $           17,655
                                            ===================

     For the three-month period ended March 31, 2002, the income statement includes a loss of $158 thousand related to the natural gas derivatives and a loss of $435 thousand related to the amortization of hedge assets purchased in the Prize merger. The Company expects that the remaining balances in other comprehensive income at March 31, 2002 will be reclassified into the income statement within the next 33 months. During the next 12 months, $5.2 million of amortization of hedge assets purchased in the Prize merger will be charged to the income statement. Additionally, $2.7 million of other comprehensive income will be reclassified into the income statement during the next 12 months.

NOTE 6 - INCOME TAXES

     The Company realized a tax benefit of $6.5 million for the period ended March 31, 2002. This benefit was realized as a result of the reversal of the $7.1 million valuation allowance for the Company's net operating losses and tax credit carryforwards from 2001 and earlier years. The Company believes that due to the merger with Prize, it will be possible to generate future taxable income to utilize these losses and carryforwards and that the valuation allowance is no longer needed.

     At March 31, 2002, the Company had a deferred tax asset of $12.5 million and a deferred tax liability of $95.7 million, for a net deferred tax liability of $83.2 million. The majority of this balance was booked as a result of the Prize merger; $40.7 million related to Prize's historical deferred tax liability and $74.7 million related to the deferred taxes computed on the purchase price in excess of historical net assets excluding goodwill. Additionally, the Company recorded a $12.3 million deferred tax asset related to the portion of Prize's total net operating loss and tax assets that may be used by the Company as carrybacks to the extent of available offsetting prior operating profits generated by Prize. This deferred tax asset was included in the Company's original goodwill allocation resulting from the Prize merger.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 7 - SEGMENT DATA

     The Company has three reportable segments. The Exploration and Production segment is engaged in exploratory and developmental drilling and the acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has three geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the two gathering systems and four natural gas liquids processing plants in two geographic areas that are aggregated. The Oil Field Services segment has three geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

     The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the periods ended March 31, 2002 and 2001 follows (in thousands):

                                                              Gas Gathering,
                                          Exploration &         Marketing &     Oil Field
  Three Months Ended March 31, 2002:       Production           Processing       Services     All Other   Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers............$      39,150     $     3,582     $      392       $       -     $           $   43,124
Intersegment revenues......................                        2,483            417               -       (2,900)            -
Depreciation, depletion and amortization          14,542             370            105              79                     15,096
Segment profit (loss)......................       10,451             472            (77)         (1,549)                     9,297
Equity in earnings (losses) of affiliates..                                                         301                        301
Interest expense...........................                                                      (7,505)                   (7,505)
Other expense..............................                                                        (536)                     (536)
                                                                                                                     --------------
Income before income taxes.................                                                                             $    1,557
Provision for income tax...................                                                       6,510                      6,510
Extraordinary loss                                                                                 (621)                     (621)
                                                                                                                     --------------
Net income.................................                                                                             $    7,446
                                                                                                                     ==============
Segment assets (as of March 31, 2002)       $  1,000,213     $    36,898      $  18,446       $ 122,289                 $1,177,846
Capital expenditures (net of asset sales)..      603,904          21,133            432           1,694                    627,163

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

                                                               Gas Gathering,
                                              Exploration &      Marketing &    Oil Field
  Three Months Ended March 31, 2001:           Production        Processing      Services    All Other   Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers.............   $   43,137     $   7,102        $     515     $        -   $                 50,754
Intersegment revenues.......................                      7,560            1,439              -      (8,999)             -
Depreciation, depletion and amortization            7,097           220               93              5                      7,415
Segment profit (loss).......................       27,375           311             (556)        (1,100)                    26,030
Equity in earnings (losses) of affiliates...                                                        618                        618
Interest expense............................                                                     (4,161)                    (4,161)
Other income................................                                                         94                         94
                                                                                                                    ----------------

Income before income taxes..................                                                                           $    22,581
Provision for income tax....................                                                     (8,553)                    (8,553)
                                                                                                                    ----------------

Net income..................................                                                                           $    14,028
                                                                                                                    ================

Segment assets (as of March 31, 2001).......  $   281,104     $  16,211        $  24,599   $      9,248                $   331,162
Capital expenditures (net of asset sales)...       28,865             6              134            854                     29,859

NOTE 8 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly-owned subsidiaries, except Canvasback, are direct guarantors of the Company's 10% Senior Notes and 9.6% Senior Notes and have fully and unconditionally guaranteed the notes on a joint and several basis. In addition to not being a guarantor of the Company's 10% Senior Notes and 9.6% Senior Notes, Canvasback cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. The
Company has concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                            As of March 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter         Canvasback                      Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..................................  $    70,024          $ 2,667          $       -       $     72,691
Property and equipment
  (using full cost accounting)..................    1,024,592            7,313                  -          1,031,905
Investment in subsidiaries
 (equity method)................................       15,225                -            (15,225)                 -
Investment in Parent............................            -           22,905            (22,905)                 -
Other assets....................................       73,250                -                  -             73,250
                                               ----------------------------------------------------------------------------
   Total assets.................................  $ 1,183,091          $32,885          $ (38,130)      $  1,177,846
                                               ============================================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.............................  $    68,209          $    89          $       -       $     68,298
Long-term liabilities...........................      737,164           17,571            (10,534)           744,201
Shareholders' equity............................      377,718           15,225            (27,596)           365,347
                                                ----------------------------------------------------------------------------
   Total liabilities and shareholders' equity...  $ 1,183,091          $32,885          $ (38,130)      $  1,177,846
                                                ============================================================================

                                                                   As of December 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter         Canvasback                      Magnum Hunter
                                                Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                          And Guarantor Subs    (Non Guarantor)    Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..................................  $    21,196          $ 3,910          $       -       $     25,106
Property and equipment
  (using full cost accounting)..................      412,720            7,117                  -            419,837
Investment in subsidiaries
 (equity method)................................       14,963                -            (14,963)                 -
Investment in Parent............................            -           15,750            (15,750)                 -
Other assets....................................        9,442                -                  -              9,442
                                               ----------------------------------------------------------------------------
   Total assets.................................  $   458,321          $26,777          $ (30,713)      $    454,385
                                               ============================================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.............................  $    48,561          $   152          $       -       $     48,713
Long-term liabilities...........................      280,736           11,662             (4,700)           287,698
Shareholders' equity............................      129,024           14,963            (26,013)           117,974
                                                ----------------------------------------------------------------------------
   Total liabilities and shareholders' equity...  $   458,321          $26,777          $ (30,713)      $    454,385
                                                ============================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                 Condensed Consolidating Statement of Operations

                                        For the Three Months ended March 31, 2002
------------------------------------------------------------------------------------------------------------------------
                                            Magnum Hunter         Canvasback                            Magnum Hunter
                                           Resources, Inc.       Energy, Inc.                          Resources, Inc.
Amounts in Thousands                     And Guarantor Subs     (Non Guarantor)      Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------------
Revenues............................... $          42,862       $          262        $        -        $     43,124
Expenses...............................            41,675                  193                 -              41,868
                                       ---------------------------------------------------------------------------------
Income before                                       1,187                   69                 -               1,256
 Equity in net earnings of subsidiary..               301                    -                 -                 301
                                       ---------------------------------------------------------------------------------
Income before income taxes.............             1,488                   69                 -               1,557
Income tax provision...................             6,536                  (26)                -               6,510
                                       ---------------------------------------------------------------------------------
Income before extraordinary loss.......             8,024                   43                 -               8,067
Extraordinary Loss.....................              (621)                   -                 -                (621)
                                       ---------------------------------------------------------------------------------
Net income............................. $           7,403       $           43        $        -        $      7,446
                                       =================================================================================

                                           For the Three Months ended March 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                               Magnum Hunter          Bluebird                             Magnum Hunter
                                              Resources, Inc.       Energy, Inc.                          Resources, Inc.
Amounts in Thousands                        And Guarantor Subs    (Non Guarantor)       Eliminations       Consolidated
---------------------------------------------------------------------------------------------------------------------------
Revenues.................................   $       32,627         $      18,282        $      (155)      $    50,754
Expenses.................................           20,547                 7,781               (155)           28,173
                                         ----------------------------------------------------------------------------------
Income before                                       12,080                10,501                  -            22,581
 Equity in net earnings of subsidiary....            6,524                     -             (6,524)                -
                                         ----------------------------------------------------------------------------------
Income before income taxes...............           18,604                10,501             (6,524)           22,581
Income tax provision.....................           (4,576)               (3,977)                 -            (8,553)
                                         ----------------------------------------------------------------------------------
  Net income.............................   $       14,028         $       6,524        $    (6,524)      $    14,028
                                         ==================================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                    For the Three Months Ended March 31, 2002

                                                    Magnum Hunter        Canvasback                            Magnum Hunter
                                                   Resources, Inc.      Energy, Inc.                          Resources, Inc.
Amounts in Thousands                             And Guarantor Subs    (Non Guarantor)       Eliminations      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Cash flow from (used in) operating activities..  $     (26,058)          $    2,076          $         -       $      (23,982)
Cash flow used in investing activities.........        (60,021)              (2,415)                   -              (62,436)
Cash flow from (used in) financing activities..         88,616               (1,102)                   -               87,514
                                               --------------------------------------------------------------------------------
Net increase (decrease) in cash................          2,537               (1,441)                   -                1,096
Cash at beginning of period....................            730                2,025                    -                2,755
                                               --------------------------------------------------------------------------------
Cash at end of period..........................  $       3,267           $      584          $         -       $        3,581
                                               ================================================================================

                    For the Three Months Ended March 31, 2001

                                                  Magnum Hunter         Bluebird                           Magnum Hunter
                                                 Resources, Inc.      Energy, Inc.                        Resources, Inc.
Amounts in Thousands                           And Guarantor Subs   (Non Guarantor)     Eliminations       Consolidated
---------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities..........    $     20,772       $     8,840         $        -         $   29,612
Cash flow used in investing activities.......         (23,251)           (5,792)                 -            (29,043)
Cash flow provided by (used in) financing
activities...................................           3,261            (3,600)               552                213
                                             ------------------------------------------------------------------------------
Net increase (decrease) in cash..............             782              (552)               552                782
Cash at beginning of period..................               9             1,820             (1,820)                 9
                                             ------------------------------------------------------------------------------
Cash at end of period........................    $        791       $     1,268         $   (1,268)        $      791
                                             ==============================================================================

NOTE 9 - NEW ACCOUNTING STANDARD

     SFAS No. 145 - SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" will be effective for the Company beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 will require the Company to reclassify extraordinary items for debt extinguishment costs which do not meet the criteria as described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as additional interest expense. The Company plans to adopt this statement beginning January 1, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained in its Form 10-K for the year ended December 31, 2001. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of the Company.

     There have been no changes to critical accounting policies for the period ended March 31, 2002. For a discussion of our critical accounting policies, refer to the Company's Form 10-K for the period ended December 31, 2001.

     The discussion below compares numbers which include the results of Prize for one month in the 2002 period but not for the 2001 period. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes was effective as of March 1, 2002. As such, the results for the three months ended March 31, 2002 include only one month of operating results for Prize.

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

                                                     Three Months Ended
                                                         March 31,
                                                   2002             2001
                                            ------------------------------------
Oil and Gas Operations
--------------------------------------------------------------------------------
Reported Production:
   Oil (MBbls).............................         670             302
   Gas (MMcf)..............................       9,068           5,537
   Oil and Gas (MMcfe).....................      13,089           7,351
   Equivalent Daily Rate (MMcfe/day).......       145.4            81.7
Average Sale Prices (after hedging)
   Oil (per Bbl)...........................   $   21.04       $   26.89
   Gas (per Mcf)...........................        2.76            6.32
   Oil and Gas (per Mcfe)..................        2.99            5.87
Effect of hedging activities (per Mcfe)....        0.44           (0.14)
Lease Operating Expense (per Mcfe)
   Lifting costs...........................        0.68            0.63
   Production tax and other costs..........        0.33            0.55
Gross margin (per Mcfe)....................   $    1.98       $    4.69
Gas Gathering, Marketing and
   Processing Operations
--------------------------------------------------------------------------------
Throughput Volumes (Mcf per day)
   Gathering...............................      15,257          16,245
   Processing..............................      17,880          11,856
Gross margin (in thousands)................   $     902       $     530
   Gathering (per Mcf throughput)..........   $    0.13       $       -
   Processing (per Mcf throughput).........   $    0.38       $    0.44

Period to Period Comparison

For the Three Months Ended March 31, 2002 and 2001

     We reported net income of $7.4 million for the three months ended March 31, 2002 as compared to net income of $14.0 million for the same period in 2001. Total operating revenues decreased 15% to $43.1 million and operating profit decreased 64% to $9.3 million in 2002. A 49% decrease in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis) and a 104% increase in depreciation, depletion and amortization expense, partially offset by an income tax benefit of $6.5 million resulting from the elimination of a net operating loss valuation allowance taken in a prior period, was primarily responsible for these decreases. We also reported decreases in revenues from our gas gathering, marketing and processing, and oil field services segments in the 2002 period compared to the 2001 period, also due to lower product prices. However, gross margins for gas gathering increased, primarily as a result of the reduction of unfavorable inventory pricing effects experienced in the 2001 period. Income per common share - basic was $0.18 per share and diluted was $0.17 per share in the 2002 period compared to income per common share - basic of $0.41 per share and diluted of $0.37 per share in the 2000 period.

Oil and Gas Operations:

     For the three months ended March 31, 2002, we reported oil production of 670 Mbbls (thousand barrels) and gas production of 9,068 MMcf (million cubic feet), which represents an increase of 122% in oil produced and an increase of 64% in gas produced from the comparable period in 2001. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 78% to 145.4 MMcfe/day in the 2002 period. These increases were primarily the result of the merger with Prize and the success of our drilling program offsetting normal production declines. For the period, Prize contributed 259 Mbbls of oil and 2,435 MMcf of gas to the total production numbers.

     Oil revenues increased $6 million, or 74%, in the first quarter of 2002 compared to the same period in 2001. Production gains of 368 Mbbls increased oil revenues by $10 million. These production gains were partially offset by a decrease of $4 million in oil revenues as a result of a $5.85 per barrel, or a 22% price decline realized in the quarter. Gas revenues decreased $10 million in the first quarter of 2002 compared to the same period in 2001. Gas price decreases of $3.56 per Mcf, or a 56% decline, decreased gas revenue by $32.3 million. These price decreases were partially offset by an increase of $22.3 million in gas revenues as a result of a 3,531 MMcf increase in gas production for the quarter.

     From time to time, we enter into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2002 period, hedging increased the average price we received for oil by $0.31 per barrel and for gas by $0.61 per Mcf. During the first quarter of 2002, we had 74% of our natural gas production hedged through a combination of fixed price swaps and cost-less collars at a weighted average floor price of approximately $3.11 per Mcf and a ceiling price of $3.23 per Mcf. We also had 30% of our crude oil hedged at a weighted average floor price of $23.92 per bbl and a ceiling price of $26.56 per bbl. From April 1, 2002 through the remainder of 2002, we have an average of 113 MMcf/day of natural gas hedged with a weighted average floor price of approximately $3.31 per Mcf and a ceiling price of $3.60 per Mcf. For the same time period, we also have 8,500 bbls of crude hedged with a weighted average floor price of $23.40 per bbl and a ceiling price of $25.79 per bbl.

     Lease operating expenses consist of two primary components, lifting costs and production tax and other costs. For the 2002 period, lifting costs, on a unit of production basis, were $0.68 per Mcfe as compared to $0.63 per Mcfe in the 2001 period, an increase of 8%. Production tax and other costs were $0.33 per Mcfe in the 2002 period compared to $0.55 per Mcfe in the 2001 period, a decrease of 40%. Decreases in production taxes, which were a function of lower oil and gas prices, resulted in overall lease operating expenses decreasing by 14% compared to the 2001 period.

     Our gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2002 period was $25.9 million, or $1.98 per Mcfe, compared to $34.5 million, or $4.69 per Mcfe in the 2001 period, a decrease of 25% on a per unit of production basis, primarily as a result of lower oil and gas prices.

Gathering, Marketing and Processing Operations:

     For the three months ended March 31, 2002, our gas gathering system throughput was 15.3 MMcf per day versus 16.2 MMcf per day for the same period in 2001, a decline of 6% due to normal well production declines behind the system. Gas processing throughput was 17.9 MMcf per day in 2002 versus 11.9 MMcf per day in 2000, an increase of 50%. This increase is primarily due to the acquisition of a 100% owned interest in the Elmore City plant as a result of the Prize merger. For the month of March 2002, the Elmore City plant contributed approximately 11.7 Mmcf per day of gas processing throughput. Additionally, for a portion of the 2001 period, one of our gas processing plants was shut down voluntarily due to adverse processing economics as a result of record high natural gas prices.

     Revenues from gas gathering, marketing and processing decreased 49% to $3.6 million in 2002 versus $7.1 million in 2001. We received significantly lower prices for natural gas liquids and plant products sold in the 2002 period compared to the 2001 period. Operating costs for the gas gathering, marketing and processing segment decreased 59% to $2.7 million in 2002 from $6.6 million in 2001. Lower natural gas prices paid also affected the cost of gas marketed and processed.

     The gross margin realized from gas gathering, marketing and processing for 2002 was $902 thousand versus $530 thousand million in 2001, an increase of 70%. Gas gathering margin was $0.13 per Mcf gathered in 2002 versus zero per Mcf in 2001 due to an increase in marketing spreads. In the 2001 period, we incurred losses on natural gas inventories due to unfavorable price movements. Gas processing margin was $0.38 per Mcf in 2002 compared to $0.44 per Mcf in 2001, due to a decrease in plant processing spreads as a result of lower natural gas liquids prices.

Oil Field Management Services Operations:

     Revenues from oil field management services were $392 thousand in the 2002 period versus $515 thousand in the 2001 period, due to a decrease in customers for whom we provided management and operations services. Operating costs decreased to $276 thousand in 2002 from $362 thousand in 2001 due to a lower costs for labor and overhead. The gross margin for this segment in 2002 was $116 thousand versus $153 thousand in 2001, a decrease of 24%.

Other Income and Expenses:

     Depreciation and depletion expense was $15.1 million in the 2002 period versus $7.4 million in the 2001 period. Depreciation and depletion of oil and gas properties was $1.11 per Mcfe produced in 2002 versus $0.97 per Mcfe produced in 2001. This 14% increase in the equivalent unit cost was due primarily to an increase in development costs associated with our exploration efforts in the Gulf of Mexico. The increase was partially offset by the lower depletion rate associated with the properties acquired in the Prize merger.

     General and administrative expense for 2002 increased 47% to $2.5 million from $1.7 million in 2001. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its merger with Prize. We recorded equity in earnings of affiliate of $301 thousand in 2002 versus earnings of $618 thousand in 2001. This decrease was due to decreased net earnings from gas marketing operations of one of the Company's 30% owned affiliates. Other income was $57 thousand for 2002 versus $94 thousand in 2001. The decrease was caused by a slight decrease in interest income. The Company recognized a $593 thousand loss in other non-cash hedging adjustments in 2002 versus an $889 thousand gain in 2001. In the 2002 period, $435 thousand of the loss relates to the amortization of hedge assets acquired in the Prize merger. The remaining losses represent hedge ineffectiveness as the Company's hedge position changed from a net asset to a net liability during the quarter. In the 2001 period, the gain was principally related to a fair value interest rate derivative that did not qualify for hedge accounting under FAS133.

     Interest expense was $7.5 million for 2002 versus $4.9 million for 2001. Interest expense increased as a result of the addition of $300 million in 9.6% Senior Notes and an increase in the borrowing base and amount outstanding on the Senior Bank Credit Facility, both created in connection with the Prize merger. Additional interest expense was recorded as a result of new capital leases, vendor financed loans, and non-recourse indebtedness.

     We recorded a total income tax benefit of $6.5 million in 2002 versus income tax expense of $8.6 million in 2001. For the 2002 period, the Company was able to eliminate the $7.1 million valuation allowance on its NOL balances as a result of the merger with Prize. The 2001 period provision included a $1.3 million current provision due to alternative minimum tax regulations.

     There were no dividends applicable to preferred stock in 2002 or in the 2001 period. The elimination of the dividend was due to the purchase, redemption and conversion of all of the Company's remaining outstanding dividend paying preferred stock as of January 2001.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash used in and provided by operating activities for the three month periods in 2002 and 2001 was $(24.0) million and $29.6 million, respectively. The substantial decrease in our operating cash flows in 2002 over 2001 was primarily the result of a reduction of balances due on payables that had accumulated at year end and from the merger with Prize. Our net working capital position at March 31, 2002 was $4.4 million. On that date, Magnum Hunter also had available $110.9 million under its Senior Bank credit facility.

     INVESTING ACTIVITIES. Net cash used in investing activities was $62.4 million in the 2002 period. We made cash capital expenditures of $19 million under our capital budget during 2002. Our capital expenditures are discussed in further detail below. We also made a loan of $2.4 million and used $41.1 million in the merger with Prize in 2002.

     In the 2001 period, net cash used in investing activities was $29.0 million. We made cash expenditures of $29.9 million under our capital budget during 2001, of which $5.8 million was attributable to Bluebird. Additionally, we received a total of $749 thousand from an unconsolidated affiliate. We received payments on promissory notes receivable totaling $63 thousand and had other receipts of cash of $4 thousand during the 2001 period.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $87.5 million in the 2002 period. We borrowed a total of $534.2 million, including $300 million in new 9.6% Senior Notes, $185.6 million under the new Senior Bank credit facility, and the remainder under the previous credit facility and from other sources. During the period we also repaid borrowings of $431.3 million, including $155.7 million to pay off the previous credit facility, $245.8 million to pay off the Prize credit facility in connection with the merger, and the remainder to pay off other indebtedness. We paid $11.8 million in fees related to the newly issued Senior Notes and the new Senior Bank credit facility, loaned $2.5 million to the ESOP, purchased treasury stock for $1.3 million, and had net proceeds from the issuance of common stock of $145 thousand . Our financing activities are discussed in further detail below.

     Net cash provided by financing activities was $213 thousand in the 2001 period. We borrowed a total of $27.5 million under our Senior Bank credit facility, none of which was attributable to Bluebird. We repaid borrowings under our Senior Bank credit facility of $29.6 million, of which $3.6 million was attributable to Bluebird. We received $1.6 million in cash from the issuance of common stock. We paid $12 thousand for fees related to financing activities. Cash dividends paid were $169 thousand in 2001. Bluebird had a net decrease in cash of $552 thousand.

     CAPITAL RESOURCES. The following discussion of Magnum Hunter's capital resources refers to the Company and its affiliates (not including Bluebird for the 2001 period). Internally generated cash flow and the borrowing capacity under its Senior Bank credit facility are the Company's major source of liquidity. From time to time, the Company may also sell properties in order to increase liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, the Company has accessed both the public and private capital markets to provide liquidity for specific activities and general corporate purposes.

     The Company amended and restated its Senior Bank Credit Facility (the facility) in conjunction with the merger with Prize. The amended facility provides for total borrowings of $500 million, up from $225 million, and raises the borrowing base limit from $160 million to $300 million. Additionally, the expiration date of the facility was amended and extended to March 2006. After March 15, 2002, the facility was used to i) fund the cash component of the merger consideration payable to the Prize shareholders, ii) pay costs associated with the merger, and iii) for general corporate purposes.

     On March 15, 2002, the Company completed a private placement of $300 million of new unsecured Senior Notes due 2012. Interest on these Senior Notes bears a fixed annual rate of 9.6% due semi-annually, commencing September 15, 2002. Funds received from the issuance of these notes were used to i) retire outstanding indebtedness under the Prize commercial bank credit facility, ii) pay fees related to the issuance of the Senior Notes, and iii) for general corporate purposes.

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed offshore production platforms and associated pipelines that were recently placed into service. The Company received a total of $11.2 million in new funding which was used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds based on the one month LIBOR rate, currently yielding a cost of approximately 5.30% per annum. This transaction was accounted for as a capital lease and was included in long-term debt.

     On March 15, 2002, the Company repaid its 7% notes payable to vendors of $4.0 million plus accrued interest. On March 14, 2002, the Company borrowed an additional $2.5 million from vendors under a new note bearing a fixed interest rate of 4.25% per annum and with a maturity date of December 14, 2002.

     On March 7, 2002, Canvasback entered into a $10.0 million revolving credit agreement with a financial institution. The credit agreement provides for both LIBOR and prime based interest rate options, a 6.5% interest rate at March 31, 2002. The agreement also provides that upon the revolving loan termination date of June 30, 2002, the aggregate outstanding principal amount of any revolving loan will automatically be converted to a term loan, repayable on the term loan maturity date of March 7, 2004, together with accrued interest. Proceeds from the initial drawdown under the agreement of $5.8 million were used to purchase the same amount in face value of the Company's 10% Senior Notes which were acquired in 2001 by the Company, and were being held as an investment. These 10% Senior Notes, together with $4.7 million of 10% Senior Notes formerly owned by Bluebird and contributed to Canvasback in its initial capitalization, serve as collateral for the loan. The loan is non-recourse to the Company.

     In January, 2001 the remaining 50% of the Company's outstanding 1999 Series A 8% Convertible preferred stock was converted by the holder to the Company's common stock at the conversion price of $5.25 per share. The Company no longer has any dividend paying preferred stock outstanding to a non-affiliated entity.

     On a semiannual basis, the Company's borrowing base under its Senior Bank credit facility is redetermined by the financial institutions who have committed to the Company based on their review of the Company's proved oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess.

     The Company's internally generated cash flow, results of operations, and financing for its operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, the Company's earnings and cash flows may be adversely affected. The Company believes that its cash flow from operations, existing working capital and availability under its new Senior Bank credit facility will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2002.

     CAPITAL EXPENDITURES. During the 2002 period, the Company's total capital expenditures were $19 million, excluding the $608.2 million in properties acquired through the Prize merger. Exploration activities accounted for $4.7 million, development activities accounted for $13.9 million, and additions to other assets accounted for $0.4 million of the capital expenditures. The Company participated in the drilling of 24 wells during the 2002 period, of which 20 were onshore and 4 were offshore in the Gulf of Mexico. Three of the four offshore wells were considered successful. Of the 24 wells drilled, 3 were exploratory wells, of which 2 were successful, and 21 were development wells, all of which were successful. As of March 31, 2002, the Company had total unproved oil and gas property costs of $144.5 million, consisting of $125.7 million acquired in the merger with Prize and $18.8 million of other property acquisition costs.

     For calendar year 2002, the Company has budgeted approximately $115 million for exploration and development activities. The Company is not contractually obligated to proceed with any of its material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, oilfield costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

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

Inflation and Changes in Prices

     During the 2002 period, the Company experienced substantial decreases in prices for oil and gas compared to the same period in the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the projected next 12 months.

     The Company markets oil and gas for its own account, which exposes the Company to the attendant commodities risk. A significant portion of the Company's gas production is currently sold to a 30% owned affiliate, NGTS, LLC, or end-users either on the spot market on a month-to-month basis at prevailing spot market prices, or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts to a variety of purchasers.

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

     The Company was obligated to nine crude oil derivatives, twenty natural gas derivatives, and two interest rate derivatives on March 31, 2002. The Company has determined that all outstanding derivatives qualify as cash flow hedges and for hedge treatment as defined within SFAS No. 133, which require the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. However, in connection with the merger with Prize on March 15, 2002, the Company purchased $7.6 million in hedge assets at fair value on that date, with no corresponding offset to other comprehensive income. Consequently, this hedge balance will amortize as a charge to other non-cash hedging adjustments over the next 33 months. The balance of these Prize hedge assets on March 31, 2002 was $7.2 million. Future hedge ineffectiveness on the cash-flow hedges will be recorded in earnings.

     At March 31, 2002, the fair value of the Company's derivatives were as follows (in thousands):


Derivative Assets
-------------------------------
Natural gas collars                     $            7,513
Crude oil swaps                                        169
                               ---------------------------
Total derivative assets                 $            7,682
                               ---------------------------
Derivative Liabilities
-------------------------------
Natural gas collars                     $            7,591
Natural gas swaps                                   14,275
Crude oil collars                                    1,158
Crude oil swaps                                      1,665
Interest rate swaps                                    648
                               ---------------------------
Total derivative liabilities              $         25,337
                               ---------------------------
Net derivative liabilities                $         17,655
                               ===========================

     For the three-month period ended March 31, 2002, the income statement includes a loss of $158 thousand related to the natural gas derivatives and a loss of $435 thousand related to the amortization of hedge assets purchased in the Prize merger. The Company expects that the remaining balances in other comprehensive income at March 31, 2002 will be reclassified into the income statement within the next 33 months. During the next 12 months, $5.2 million of amortization of hedge assets purchased in the Prize merger will be charged to the income statement. Additionally, $2.7 million of other comprehensive income will be reclassified into the income statement during the next 12 months.

New Accounting Standard

     SFAS No. 145 - SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" will be effective for the Company beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 will require the Company to reclassify extraordinary items for debt extinguishment costs which do not meet the criteria as described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as additional interest expense. The Company plans to adopt this statement beginning January 1, 2003.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Energy swap agreements. The Company produces, purchases, and sells crude oil, natural gas, condensate, and natural gas liquids. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces and conditions. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company engages in futures contracts with certain of its oil and gas production through various contracts ("Swap Agreements"). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

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

     The Company is contractually obligated to a counterparty to provide a margin deposit in the form of cash or bank letter of credit should the aggregate fair value of hedge contracts held with the counterparty exceed a predetermined value.

     The following is a summary of the Company's open commodity hedge contracts as of March 31, 2002:

                                                                   Weighted
                                          Weighted average      average ceiling
           Period       Volumes/day          floor price             price
           --------------------------------------------------------------------
Oil         2002             8,500 Bbl      $        23.40       $      25.79
Gas         2002           111,273 Mcf      $         3.31       $       3.60
Oil         2003             1,000 Bbl      $        21.25       $      21.25
Gas         2003           100,000 Mcf      $         3.00       $       3.69
Gas         2004            15,000 Mcf      $         3.00       $       4.20

     Based on future market prices at March 31, 2002, the fair value of open contracts to the Company was a liability of $17.1 million. If future market prices were to increase 10% from those in effect at March 31, 2002, the fair value of open contracts to the Company would be a liability of $42.3 million. If future market prices were to decline 10% from those in effect at March 31, 2002, the fair value of the open contracts to the Company would be an asset of $4.5 million.

     The Company currently intends to commit no more than 75% of its daily production on a Bcfe basis to such arrangements at any point in time. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions.

Interest Rate Swaps

     On August 9, 2001, the Company entered into two interest rate swaps in order to shift a portion of its variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps:

          Type                Notional Amount   Termination Date       Pay Rate      Receive Rate
----------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable     $50,000,000         8/23/03           4.25% Fixed    3 month LIBOR
                                                                                   currently 2.195%

     Based on future market rates at March 31, 2002, the fair value of open contracts to the Company was a liability of $648 thousand. If future market rates were to increase 10% from those in effect at March 31, 2001, the fair value of open contracts to the Company would be a liability of $492 thousand. If future market rates were to decline 10% from those in effect at March 31, 2001, the fair value of the open contracts to the Company would be a liability of $804 thousand..

Fixed and Variable Debt

     The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes, which are valued at their last traded value before March 31, 2002.

    Expected Maturity Dates
       (in thousan                ds)         2002         2003-6      2006     2007           2012         Total       Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Variable Rate Debt:
Bank Debt with Recourse (a).............. $       -     $      -   $ 189,104  $      -     $       -      $  189,104     $  189,104
Bank Debt without Recourse (b)........... $       -     $   5,834  $       -  $      -     $       -      $    5,834     $    5,834
Capital Leases (c)....................... $    1,918    $   8,993  $       -  $      -     $       -      $   10,911     $   10,911

Fixed Rate Debt:
Senior Notes (d)......................... $       -     $      -   $       -  $ 129,466    $       -      $  129,466     $  134,645

Senior Notes (e)......................... $       -     $      -   $       -  $      -     $ 300,000      $  300,000     $  311,250
Note Payable (f)......................... $    1,970    $      -   $       -  $      -     $       -      $    1,970     $    1,970
Other.................................... $       36    $      -   $       -  $      -     $       -      $       36     $       36

------------
     (a) The average interest rate on the bank debt with recourse is 4.4%.
     (b) The average interest rate on the bank debt without recourse is 6.5%.
     (c) The average interest rate on the two capital leases is 5.3%
     (d) The interest rate on the senior notes due 2007 is a fixed 10%.
     (e) The interest rate on the senior notes due 2012 is a fixed 9.6%
     (f) The interest rate on the note payable to vendors is 4.25%

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number                                   Description of Exhibit

3.1 & 4.1              Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
                       33-30298-D)
3.2 & 4.2              Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3              Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190)
3.4 & 4.4              Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
3.5 & 4.5              Articles of Amendment to Articles of Incorporation (incorporated by reference to Form 10-K for the year ended December 31, 2001)
3.6 & 4.6              By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No.
                       33-66190)
3.7 & 4.7              Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File No.
                       333-76774)
3.8 & 4.8              Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated
                       December 26, 1996, filed January 3, 1997)
3.9 & 4.9              Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock (Incorporated by
                       reference to Registration Statement on Form S-3, File No. 333-30453)
4.10                   Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock
                       Transfer & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form
                       S-3, File No. 333-82552)
4.11                   Form of Warrant Agreement by and between Midland Resources, Inc. and Stock Transfer Company of
                       America, Inc., as warrant agent, dated November 1, 1990 (Incorporated by reference to Registration
                       Statement on Form S-3, File No. 333-83376)
4.12                   Form of Warrant Agreement by and between Vista Energy Resources, Inc. and American Stock Transfer
                       & Trust Company, as warrant agent, dated October 28, 1998 (Incorporated by reference to Registration
                       Statement on Form S-3, File No. 333-83376)
4.13                   Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to
                       Registration Statement on Form S-4, File No. 333-2290)
4.14                   Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by
                       reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
4.15                   Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form S-4, File
                       No. 333-2290)
4.16                   Indenture, dated March 15, 2002, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
4.17                   Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources,
                       Inc. and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated
                       January 7, 1998, filed January 9, 1998)
10.1                   Fourth Amended and Restated Credit Agreement, dated March 15, 2002, between Magnum Hunter
                       Resources, Inc. and Bankers Trust Company, et al  (Incorporated by reference to Form 10-K for the year ended December 31, 2001)


10.2                   Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end
                       December 31, 1999 filed March 30, 2000)
10.3                   Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.4                   Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the year ended
                       December 31, 2001)
10.5                   Employment Agreement for R. Douglas Cronk  (Incorporated by reference to Form 10-K for the year ended
                       December 31, 2001)
10.6                   Employment Agreement for Charles Erwin  (Incorporated by reference to Form 10-K for the year ended
                       December 31, 2001)
10.7                   Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas Company,
                       Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated
                       April 30, 1997, filed May 12, 1997)
10.8                   Purchase and Sale Agreement between Magnum Hunter Resources, Inc. , NGTS, et al., dated December
                       17, 1997  (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)
10.9                   Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc. and
                       Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end December
                       31, 1998 filed April 14, 1999)
10.10                  Stock Purchase Agreement dated February 3, 1999 between ONEOK Resources Company and Magnum
                       Hunter Resources, Inc. (Incorporated by reference to Form 8-K, dated February 3, 1999, filed February 11,
                       1999)
10.11                  Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000 filed November 30, 2000)

(b) Reports on Form 8-K

     1) Form 8-K filed February 19, 2002 under Item 5.
     2) Form 8-K filed March 1, 2002 under Item 5.
     3) Form 8-K filed March 14, 2002 under Item 5.
     4) Form 8-K filed March 21, 2002 under Item 5.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                         May 15, 2002
  -----------------------------------------------
   Gary C. Evans
   President and Chief Executive Officer


By /s/ Chris Tong                                            May 15, 2002
  -----------------------------------------------
   Sr. Vice President and
   Chief Financial Officer


By  /s/ David S. Krueger                                     May 15, 2002
    ---------------------------------------------
    David S. Krueger
    Vice President and
    Chief Accounting Officer


By /s/ Morgan F. Johnston                                    May 15, 2002
   ----------------------------------------------
    Morgan F. Johnston
    Vice President,  General Counsel and
    Secretary