Form 10-Q/A
period 2002-03-31
MAGNUM HUNTER RESOURCES INC
filed 2002-07-03
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-Q/A

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended March 31, 2002
                                    --------------

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

                         PART I -- FINANCIAL INFORMATION

     Subsequent to the issuance of the consolidated financial statements for the period ended March 31, 2002, the Company's management determined that the Company was not in compliance with the Funded Debt to EBITDA Ratio (as defined by the facility), of the amended and restated Senior Bank Credit Facility, at March 31, 2002. The Company has obtained a waiver from its lenders as of March 31, 2002 and has negotiated an amendment dated July 3, 2002 which adjusted the Funded Debt to EBITDA Ratio (as defined by the facility) to be less restrictive for the next four quarters ending March 31, 2003. The Company believes they will be able to comply with the revised financial covenants. Accordingly, the Company hereby amends its Form 10-Q for the period ended March 31, 2002, for the subsequent amendment and waiver of certain financial covenants related to the Company's Senior Bank Credit Facility (see note 4 to the consolidated financial statements and Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Item 1. Financial Statements

                 Magnum Hunter Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (Unaudited, in thousands of dollars)

                                                                                            March 31,                  December 31,
                                                                                               2002                        2001
                                                                             ------------------------------------------------------
                                          ASSETS
Current Assets
    Cash and cash equivalents................................................      $          3,851              $           2,755
    Accounts receivable
         Trade, net of allowance of $4,734 and $3,264 respectively...........                38,146                         14,251
         Due from affiliates.................................................                    15                            235
    Notes receivable ........................................................                 2,350                              -
    Notes receivable from affiliate..........................................                   300                            300
    Deferred tax asset.......................................................                12,500                            300
    Derivative assets, current...............................................                 7,682                          5,045
    Prepaid and other........................................................                 7,847                          2,220
                                                                             ------------------------------------------------------
          Total Current Assets...............................................                72,691                         25,106
                                                                             ------------------------------------------------------
Property, Plant, and Equipment
    Oil and gas properties, full cost method
          Unproved...........................................................               144,543                         18,653
          Proved.............................................................             1,034,780                        556,766
    Pipelines................................................................                33,775                         12,642
    Other property...........................................................                 5,766                          3,640
                                                                             ------------------------------------------------------
    Total Property, Plant and Equipment......................................             1,218,864                        591,701
          Accumulated depreciation, depletion, amortization and impairment...              (186,959)                      (171,864)
                                                                             ------------------------------------------------------
    Net Property, Plant and Equipment........................................             1,031,905                        419,837
                                                                             ------------------------------------------------------
Other Assets
    Deposits and other assets................................................                15,025                          4,420
    Investment in unconsolidated affiliates..................................                 5,323                          5,022
    Goodwill ................................................................                52,902                              -
                                                                             ------------------------------------------------------
    Total Assets                                                                   $      1,177,846              $         454,385
                                                                             ------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Trade payables and accrued liabilities...................................      $         46,460              $          41,446
    Suspended revenue payable................................................                 7,512                          2,154
    Derivative liabilities, current .........................................                10,402                            996
    Current maturities of long-term debt, with recourse......................                 1,954                             73
    Note payable ............................................................                 1,970                          4,044
                                                                             ------------------------------------------------------
          Total Current Liabilities..........................................                68,298                         48,713
                                                                             ------------------------------------------------------
Long-Term Liabilities
    Long-term debt, with recourse, less current maturities...................               627,563                        284,466
    Long-term debt, non recourse ............................................                 5,834                              -
    Production payment liability.............................................                   198                            203
    Derivative liabilities, noncurrent ......................................                14,935                          1,531
    Deferred income taxes payable............................................                95,671                          1,498
Stockholders' Equity
    Preferred stock - $.001 par value; 10,000,000 shares
       authorized, 216,000 designated as Series A; 80,000 issued
       and outstanding,
          liquidation amount $0..............................................                     -                              -
       1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased
         and held for remarketing by subsidiary, liquidation amount $10,000,000                   1                              1
    Common Stock - $.002 par value; 100,000,000 shares authorized,
          70,700,260 and 36,588,097 shares issued, respectively..............                   141                             73
    Additional paid-in capital...............................................               418,520                        157,836
    Accumulated other comprehensive income (loss)............................               (15,380)                         1,632
    Accumulated deficit......................................................               (29,190)                       (36,636)
    Receivable from stockholder..............................................                  (442)                          (442)
    Unearned common stock in ESOP, at cost (813,052 and 468,652 shares,
      respectively ).........................................................                (5,068)                        (2,576)
                                                                             ------------------------------------------------------
                                                                                            368,582                        119,888
    Treasury stock, at cost (628,813 and 441,813 shares of common stock,
       respectively).........................................................                (3,235)                        (1,914)
                                                                             ------------------------------------------------------
    Total Stockholders' Equity...............................................               365,347                        117,974
                                                                             ------------------------------------------------------
    Total Liabilities and Stockholders' Equity...............................      $      1,177,846              $         454,385
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

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                           --------------------------------------------------------
                                                                                       2002                          2001
                                                                           --------------------------------------------------------
Operating Revenues:
      Oil and gas sales....................................................       $           39,150           $        42,953
      Gas gathering, marketing and processing..............................                    3,582                     7,102
      Oil field management services........................................                      392                       515
                                                                           --------------------------------------------------------
                  Total Operating Revenues.................................                   43,124                    50,570
                                                                           --------------------------------------------------------
Operating Costs and Expenses:
      Oil and gas production lifting costs.................................                    8,948                     4,650
      Production taxes and other costs.....................................                    4,303                     4,015
      Gas gathering, marketing and processing..............................                    2,680                     6,572
      Oil field management services........................................                      276                       362
      Depreciation, depletion and amortization.............................                   15,096                     7,415
      Gain on sale of assets...............................................                        -                        (2)
      General and administrative...........................................                    2,524                     1,712
                                                                           --------------------------------------------------------
                  Total Operating Costs and Expenses.......................                   33,827                    24,724
                                                                           --------------------------------------------------------
Operating Profit...........................................................                    9,297                    25,846
      Equity in earnings of affiliates.....................................                      301                       618
      Other income.........................................................                       57                        94
      Other non-cash hedging adjustments ..................................                     (593)                      889
      Interest expense.....................................................                   (7,505)                   (4,866)
                                                                           --------------------------------------------------------
Income before income tax...................................................                    1,557                    22,581
      Provision for income tax benefit/(expense)
         Current...........................................................                        -                    (1,283)
         Deferred..........................................................                    6,510                    (7,270)
                                                                           --------------------------------------------------------
                  Total provision for income tax benefit/(expense).........                    6,510                    (8,553)
Income Before Extraordinary Loss                                                               8,067                    14,028
Extraordinary Loss From Early Extinguishment of Debt, net
      of income tax benefit of $379                                                             (621)                        -
                                                                           ---------------------------------------------------
Net Income.................................................................       $            7,446           $        14,028
                                                                           ========================================================
Comprehensive Income:
      Net Income ..........................................................       $            7,446           $        14,028
      Other Comprehensive Income (Loss), net of tax
      Cumulative effect on prior years of a change in accounting principle.                        -                    (1,757)
      Reclassification adjustment related to derivative contracts..........                   (2,121)                     (137)
      Change in fair value of outstanding hedging positions................                  (14,819)                    1,903
      Unrealized loss on investments.......................................                      (72)                     (204)
                                                                           --------------------------------------------------------
Total Comprehensive Income (Loss)..........................................       $           (9,566)          $        13,833
                                                                           ========================================================
Income per Common Share - Basic............................................
      Income Before Extraordinary Loss ....................................       $             0.19           $          0.41
      Extraordinary Loss  .................................................                    (0.01)                        -
                                                                           --------------------------------------------------------
Income per Common Share - Basic............................................       $             0.18           $          0.41
                                                                           ========================================================
Income per Common Share - Diluted .........................................
      Income Before Extraordinary Loss ....................................       $             0.18           $          0.37
      Extraordinary Loss  .................................................                    (0.01)                        -
                                                                           --------------------------------------------------------
Income per Common Share - Diluted..........................................       $             0.17           $          0.37
                                                                           ========================================================
Common Shares Used in Per Share Calculation
      Basic ...............................................................               41,777,431                34,582,683
                                                                           ========================================================
      Diluted .............................................................               43,024,235                37,410,509
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

                 Magnum Hunter Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      (Unaudited, in thousands of dollars)

                                                                                                    For the Three Months Ended
                                                                                                           March 31,
                                                                                             ---------------------------------------
                                                                                                 2002                     2001
                                                                                             ---------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income................................................................................  $   7,446             $      14,028
   Adjustments to reconcile net income to cash provided by operating activities
      Extraordinary Loss ....................................................................        621                         -
        Depreciation, depletion and amortization.............................................     15,096                     7,415
      Amortization of financing fees.........................................................        370                       268
      Imputed interest on debt due to merger.................................................        108                         -
        Deferred income taxes................................................................     (6,510)                    7,270
        Equity in income of unconsolidated affiliates........................................       (301)                     (618)
      Non-cash hedging adjustments...........................................................        593                      (889)
        Gains on sale of assets..............................................................          -                        (2)
        Changes in certain assets and liabilities, net of acquisition of Prize Energy, Inc.
           Accounts and notes receivable.....................................................     (3,316)                    2,502
           Derivative assets.................................................................          -                    (1,303)
           Other current assets..............................................................     (4,261)                      219
           Accounts payable and accrued liabilities..........................................    (33,828)                     (261)
           Current income taxes payable......................................................          -                       983
                                                                                             ---------------------------------------
   Net Cash (Used In) Provided By Operating Activities.......................................    (23,982)                   29,612
                                                                                             ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets..............................................................          -                         2
   Additions to property and equipment.......................................................    (18,989)                  (29,859)
   Net cash paid in Prize merger.............................................................    (41,097)                        -
   Increase in deposits and other assets.....................................................          -                         2
   Increase in note receivable...............................................................     (2,350)                        -
   Payments received on promissory note receivable...........................................          -                        63
   Distribution from unconsolidated affiliate................................................          -                       749
                                                                                             ---------------------------------------
   Net Cash Used In Investing Activities.....................................................    (62,436)                  (29,043)
                                                                                             ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of debt........................................................    534,183                    27,500
   Fees paid related to financing activities.................................................    (11,732)                      (12)
   Payments of principal on debt and production payment......................................   (431,269)                  (29,633)
   Repayment of stockholder loan.............................................................          -                       360
   Loan to ESOP..............................................................................     (2,492)                        -
   Proceeds from issuance of common stock, net of offering costs.............................        145                     1,615
   Purchase of treasury stock  ..............................................................     (1,321)                        -
   Decrease in restricted cash for payment of notes payable .................................          -                       552
   Cash dividends paid.......................................................................          -                      (169)
                                                                                             ---------------------------------------
   Net Cash Provided By Financing Activities.................................................     87,514                       213
                                                                                             ---------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................................      1,096                       782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................................      2,755                         9
                                                                                             ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................................  $   3,851             $         791
                                                                                             ---------------------------------------
Cash interest paid...........................................................................  $  14,537             $       2,481
                                                                                             =======================================
Cash taxes paid (refund received)............................................................  $     (49)            $         300
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

Total Purchase Price:
    Fair Value of 34,062,963 shares of Magnum Hunter common
       stock ..................................................   $   257,175
    Cash consideration ........................................        70,851
    Fair Value of Prize warrants ..............................         3,416
                                                               --------------
       Total ..................................................   $   331,442
                                                               ==============

Net Preliminary Purchase Price Allocation:
    Net purchase price  .......................................   $   331,442
    Historical net assets acquired  ...........................      (148,272)
                                                               --------------
    Excess purchase price  ....................................       183,170
    Adjustment of proved oil and gas properties to fair value         (66,023)
    Adjustment of unproved oil and gas properties to fair value      (124,766)
    Adjustment of gas plant to fair value  ....................       (18,977)
    Write-off of historical Prize deferred financing costs  ...         2,386
    Other fair value adjustments  .............................         2,545
    Imputed interest on debt due to merger.....................          (108)
    Additional deferred income taxes  .........................        74,675
                                                               --------------
       Excess purchase price allocated to goodwill ............  $     52,902
                                                               ==============

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

(Unaudited) - Proforma                       March 31,
                                        -----------------------------
                                            2002             2001
                                        -----------------------------
                                          (in thousands of dollars,
                                        except for per share amounts)
                                        -----------------------------
Revenues .............................   $   68,657       $  107,080
Total Operating Costs and Expenses   .      (56,203)         (57,500)
                                      -------------   --------------
Operating Profit .....................       12,454           49,580
Interest Expense and Other  ..........      (13,004)          (6,659)
                                      -------------   --------------
Income before Tax  ...................         (550)          42,921
Provision for Income Tax .............        7,309          (16,257)
Extraordinary loss from early
    extinguishment of debt  ..........         (621)               -
                                      -------------   --------------
Net Income ...........................        6,138           26,664
                                      =============   ==============
Net Income Per Common Share
    Basic ............................   $     0.09       $     0.39
                                      =============   ==============
    Diluted ..........................   $     0.09       $     0.37
                                      =============   ==============

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

Effect of Dilutive Potential Common Shares
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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

     The amended facility requires the Company to comply with certain financial tests and maintain certain financial ratios. The Company was not in compliance with the Funded Debt to EBITDA Ratio (as defined by the facility) at March 31, 2002. The Company has obtained a waiver from its lenders as of March 31, 2002 and has negotiated an amendment dated July 3, 2002 which adjusted the Funded Debt to EBITDA Ratio (as defined by the facility) to be less restrictive for the next four quarters ending March 31, 2003. The Company believes they will be able to comply with the revised financial covenants.

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

     On March 15, 2002, the Company repaid its 7% notes payable to vendors of $4.0 million plus accrued interest. On March 14, 2002, the Company borrowed an additional $2.5 million under a new note bearing a fixed interest rate of 4.25% per annum and with a maturity date of December 14, 2002 to finance its insurance premium for the year.

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

     At March 31, 2002, the fair value of the Company's derivatives were as follows (in thousands):

Derivative Assets
---------------------------------------
Natural gas collars                               $            7,513
Crude oil swaps                                                  169
                                                --------------------
Total derivative assets                           $            7,682
                                                --------------------
Derivative Liabilities
---------------------------------------
Natural gas collars                               $            7,591
Natural gas swaps                                             14,275
Crude oil collars                                              1,158
Crude oil swaps                                                1,665
Interest rate swaps                                              648
                                                --------------------
Total derivative liabilities                      $           25,337
                                                --------------------
Net derivative liabilities                        $           17,655
                                                ====================

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

     At March 31, 2002, the Company had a deferred tax asset of $12.5 million and a deferred tax liability of $95.7 million, for a net deferred tax liability of $83.2 million. The majority of this balance was booked as a result of the Prize merger; $40.7 million related to Prize's historical deferred tax liability and $74.7 million related to the deferred taxes computed on the purchase price in excess of historical net assets excluding goodwill. Additionally, the Company recorded a $12.3 million

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

deferred tax asset related to the portion of Prize's total net operating loss and tax assets that may be used by the Company as carrybacks to the extent of available offsetting prior operating profits generated by Prize. This deferred tax asset was recognized in the Company's accounting for the assets acquired in the Prize merger.

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

     Segment data for the periods ended March 31, 2002 and 2001 follows (in thousands):

                                                            Gas Gathering,
                                            Exploration &     Marketing &     Oil Field
Three Months Ended March 31, 2002:           Production       Processing       Services    All Other   Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........... $    39,150      $     3,582       $    392     $       -    $            $    43,124
Intersegment revenues.....................                        2,483            417             -       (2,900)             -
Depreciation, depletion and amortization        14,542              370            105            79                      15,096
Segment profit (loss).....................      10,451              472            (77)       (1,549)                      9,297
Equity in earnings (losses) of affiliates.                                                       301                         301
Interest expense..........................                                                    (7,505)                     (7,505)
Other expense.............................                                                      (536)                       (536)
                                                                                                                     --------------
Income before income taxes................                                                                           $     1,557
Provision for income tax..................                                                     6,510                       6,510
Extraordinary loss                                                                              (621)                       (621)
                                                                                                                     --------------
Net income................................                                                                           $     7,446
                                                                                                                     --------------
Segment assets (as of March 31, 2002)      $ 1,000,213      $    36,898       $ 18,446     $ 122,289                 $ 1,177,846
Capital expenditures (net of asset sales).     603,904           21,133            432         1,694                     627,163(1)

     (1) This includes $608,174 acquired in the Prize Acquisition.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
                                   (Unaudited)

                                                            Gas Gathering,
                                            Exploration &     Marketing &    Oil Field
Three Months Ended March 31, 2001:           Production       Processing      Services     All Other  Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers...........  $     42,953    $     7,102      $      515   $        -    $           $    50,570
Intersegment revenues.....................                        7,560           1,439            -     (8,999)              -
Depreciation, depletion and amortization           7,097            220              93            5                      7,415
Segment profit (loss).....................        27,375            311            (556)      (1,284)                     25,846
Equity in earnings (losses) of affiliates.                                                       618                         618
Interest expense..........................                                                    (4,866)                     (4,866)
Other income..............................                                                       983                         983
                                                                                                                    -------------
Income before income taxes................                                                                          $     22,581
Provision for income tax..................                                                    (8,553)                     (8,553)
                                                                                                                    -------------
Net income................................                                                                          $     14,028
                                                                                                                    -------------
Segment assets (as of March 31, 2001).....  $    281,104    $    16,211      $   24,599   $    9,248                $    331,162
Capital expenditures (net of asset sales).        28,865              6             134          854                      29,859

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
                                           Resources, Inc.       Energy, Inc.                          Resources, Inc.
Amounts in Thousands                     And Guarantor Subs     (Non Guarantor)      Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------------
Revenues............................... $          42,862       $          262        $        -        $     43,124
Expenses...............................            41,374                  193                 -              41,567
                                       ---------------------------------------------------------------------------------
Income before                                       1,488                   69                 -               1,557
 Equity in net earnings of subsidiary..                43                    -               (43)                  -
                                       ---------------------------------------------------------------------------------
Income before income taxes.............             1,531                   69               (43)              1,557
Income tax provision...................             6,536                  (26)                -               6,510
                                       ---------------------------------------------------------------------------------
Income before extraordinary loss.......             8,067                   43               (43)              8,067
Extraordinary Loss.....................              (621)                   -                 -                (621)
                                       ---------------------------------------------------------------------------------
Net income............................. $           7,446       $           43        $      (43)       $      7,446
                                       =================================================================================

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
                                              Resources, Inc.       Energy, Inc.                          Resources, Inc.
Amounts in Thousands                        And Guarantor Subs    (Non Guarantor)       Eliminations       Consolidated
---------------------------------------------------------------------------------------------------------------------------
Revenues.................................   $       32,443         $      18,282        $      (155)      $    50,570
Expenses.................................           20,363                 7,781               (155)           27,989
                                         ----------------------------------------------------------------------------------
Income before                                       12,080                10,501                  -            22,581
 Equity in net earnings of subsidiary....            6,524                     -             (6,524)                -
                                         ----------------------------------------------------------------------------------
Income before income taxes...............           18,604                10,501             (6,524)           22,581
Income tax provision.....................           (4,576)               (3,977)                 -            (8,553)
                                         ----------------------------------------------------------------------------------
  Net income.............................   $       14,028         $       6,524        $    (6,524)      $    14,028
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

                                                     Three Months Ended
                                                        March 31,
                                                  2002               2001
                                             ----------------------------------
Oil and Gas Operations
-------------------------------------------------------------------------------
Reported Production:
   Oil (MBbls)...............................         670               302
   Gas (MMcf)................................       9,068             5,537
   Oil and Gas (MMcfe).......................      13,089             7,351
   Equivalent Daily Rate (MMcfe/day).........       145.4              81.7

Average Sale Prices (after hedging)
   Oil (per Bbl).............................   $   21.04         $   26.89
   Gas (per Mcf).............................        2.76              6.32
   Oil and Gas (per Mcfe)....................        2.99              5.87
Effect of hedging activities (per Mcfe)......        0.44            (0.14)
Lease Operating Expense (per Mcfe)
   Lifting costs.............................        0.68              0.63
   Production tax and other costs............        0.33              0.55
Gross margin (per Mcfe)......................   $    1.98         $    4.69

Gas Gathering, Marketing and
   Processing Operations
-------------------------------------------------------------------------------
Throughput Volumes (Mcf per day)
   Gathering.................................      15,257            16,245
   Processing................................      17,880            11,856
Gross margin (in thousands)..................   $     902         $     530
   Gathering (per Mcf throughput)............   $    0.13         $       -
   Processing (per Mcf throughput)...........   $    0.38         $    0.44

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

     General and administrative expense for 2002 increased 47% to $2.5 million from $1.7 million in 2001. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its merger with Prize. We recorded equity in earnings of affiliates of $301 thousand in 2002 versus earnings of $618 thousand in 2001. This decrease was due to decreased net earnings from gas marketing operations of one of the Company's 30% owned affiliates. Other income was $57 thousand for 2002 versus $94 thousand in 2001. The decrease was caused by a slight decrease in interest income. The Company recognized a $593 thousand loss in other non-cash hedging adjustments in 2002 versus an $889 thousand gain in 2001. In the 2002 period, $435 thousand of the loss relates to the amortization of hedge assets acquired in the Prize merger. The remaining losses represent hedge ineffectiveness as the Company's hedge position changed from a net asset to a net liability during the quarter. In the 2001 period, the gain was principally related to a fair value interest rate derivative that did not qualify for hedge accounting under FAS133.

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

     Subsequent to the issuance of the consolidated financial statements for the period ended March 31, 2002, the Company's management determined that the Company was not in compliance with the Funded Debt to EBITDA Ratio (as defined by the facility), of the amended and restated Senior Bank Credit Facility, at March 31, 2002. The Company has obtained a waiver from its lenders as of March 31, 2002 and has negotiated an amendment dated July 3, 2002 which adjusted the Funded Debt to EBITDA Ratio (as defined by the facility) to be less restrictive for the next four quarters ending March 31, 2003. The Company believes they wil be able to comply with the revised financial covenants. Accordingly, the Company has amended this Form 10-Q for the period ended March 31, 2002, for the subsequent amendment and waiver of certain financial covenants related to the Company's Senior Bank Credit Facility (see note 4 to the consolidated financial statements).

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

     At March 31, 2002, the fair value of the Company's derivatives were as follows (in thousands):


Derivative Assets
-------------------------------------
Natural gas collars                        $          7,513
Crude oil swaps                                         169
                                          -------------------
Total derivative assets                    $          7,682
                                          -------------------
Derivative Liabilities
-------------------------------------
Natural gas collars                        $          7,591
Natural gas swaps                                    14,275
Crude oil collars                                     1,158
Crude oil swaps                                       1,665
Interest rate swaps                                     648
                                          -------------------
Total derivative liabilities               $         25,337
                                          -------------------
Net derivative liabilities                 $         17,655
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

     The following is a summary of the Company's open commodity hedge contracts as of March 31, 2002:

                                                                Weighted
                                        Weighted average     average ceiling
            Period    Volumes/day          floor price            price
           -------------------------------------------------------------------
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

           Type                Notional Amount   Termination Date     Pay Rate        Receive Rate
------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable       $50,000,000         8/23/03         4.25% Fixed     3 month LIBOR
                                                                                    currently 2.195%

     Based on future market rates at March 31, 2002, the fair value of open contracts to the Company was a liability of $648 thousand. If future market rates were to increase 10% from those in effect at March 31, 2001, the fair value of open contracts to the Company would be a liability of $492 thousand. If future market rates were to decline 10% from those in effect at March 31, 2001, the fair value of the open contracts to the Company would be a liability of $804 thousand.

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


Expected Maturity Dates
     (in thousands)                   2002       2003-6        2006           2007           2012          Total      Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Variable Rate Debt:
Bank Debt with Recourse (a)....... $     -      $     -    $   189,104     $        -      $       -    $  189,104     $   189,104
Bank Debt without Recourse (b).... $     -      $  5,834   $        -      $        -      $       -    $    5,834     $     5,834
Capital Leases (c)................ $  1,918     $  8,993   $        -      $        -      $       -    $   10,911     $    10,911

Fixed Rate Debt:
Senior Notes (d).................. $     -      $     -    $        -      $   129,466     $       -    $  129,466     $   134,645

Senior Notes (e).................. $     -      $     -    $        -      $        -      $  300,000   $  300,000     $   311,250
Note Payable (f).................. $  1,970     $     -    $        -      $        -      $       -    $    1,970     $     1,970
Other............................. $     36     $     -    $        -      $        -      $       -    $       36     $        36

------------

     (a) The average interest rate on the bank debt with recourse is 4.4%.
     (b) The average interest rate on the bank debt without recourse is 6.5%.
     (c) The average interest rate on the two capital leases is 5.3%.
     (d) The interest rate on the senior notes due 2007 is a fixed 10%.
     (e) The interest rate on the senior notes due 2012 is a fixed 9.6%.
     (f) The interest rate on the note payable to vendors is 4.25%.

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

MAGNUM HUNTER RESOURCES, INC.



By /s/ Gary C. Evans                                            July 3, 2002
  ------------------------------------------------------
      Gary C. Evans
      President and Chief Executive Officer


By /s/ Chris Tong                                               July 3, 2002
  ------------------------------------------------------
      Sr. Vice President and
      Chief Financial Officer


By  /s/ David S. Krueger                                        July 3, 2002
    ----------------------------------------------------
      David S. Krueger
      Vice President and
      Chief Accounting Officer


By /s/ Morgan F. Johnston                                       July 3, 2002
   -----------------------------------------------------
      Morgan F. Johnston
      Vice President,  General Counsel and
      Secretary