Form 10-Q
period 2002-06-30
MAGNUM HUNTER RESOURCES INC
filed 2002-08-14
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934
    For the Quarterly Period Ended June 30, 2002
                                   -------------

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934
    For the Transition Period from .......... to ..........


                     Commission File Number..........1-12508
                                                     -------


                          MAGNUM HUNTER RESOURCES, INC.
                          -----------------------------
              Exact name of registrant as specified in its charter


                  Nevada                           87-0462881
                  ------                           -----------
State or other jurisdiction of              IRS employer identification No.
incorporation or organization


           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
           -----------------------------------------------------------
                     Address of principal executive offices

                                 (972) 401-0752
                ------------------------------------------------
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 2002: 68,461,997.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                              June 30,           December 31,
                                                                                                2002                 2001
                                                                                        ---------------------------------------
                               ASSETS                                                        (Unaudited)
Current Assets
  Cash and cash equivalents.............................................................    $      7,934         $    2,755
  Restricted cash.......................................................................             432                  -
  Accounts receivable
    Trade, net of allowance of $4,376 and $3,264 respectively...........................          41,673             14,251
    Due from affiliates.................................................................             262                235
  Notes receivable......................................................................           2,350                  -
  Notes receivable from affiliate.......................................................               -                300
  Deferred tax asset....................................................................          12,500                300
  Derivative assets, current............................................................             992              5,045
  Prepaid and other.....................................................................           7,873              2,220
                                                                                        --------------------------------------
    Total Current Assets................................................................          74,016             25,106
                                                                                        --------------------------------------
Property, Plant, and Equipment
  Oil and gas properties, full cost method
    Unproved............................................................................         153,586             18,653
    Proved..............................................................................       1,055,173            556,766
  Pipelines.............................................................................          33,814             12,642
  Other property........................................................................           5,987              3,640
                                                                                        --------------------------------------
  Total Property, Plant and Equipment...................................................       1,248,560            591,701
    Accumulated depreciation, depletion, amortization and impairment....................        (210,502)          (171,864)
                                                                                        --------------------------------------
  Net Property, Plant and Equipment.....................................................       1,038,058            419,837
Other Assets
  Deposits and other assets.............................................................          14,067              4,420
  Investment in unconsolidated affiliates...............................................           5,404              5,022
  Goodwill..............................................................................          61,758                  -
                                                                                        --------------------------------------
  Total Assets..........................................................................    $  1,193,303         $  454,385
                                                                                        ======================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade payables and accrued liabilities................................................    $     39,816         $   41,446
  Suspended revenue payable.............................................................           9,265              2,154
  Derivative liabilities, current.......................................................          17,938                996
  Current maturities of long-term debt, with recourse...................................           1,935                 73
  Notes payable.........................................................................           1,320              4,044
                                                                                        --------------------------------------
    Total Current Liabilities                                                                     70,274             48,713
                                                                                        --------------------------------------
Long-Term Liabilities
  Long-term debt, with recourse, less current maturities................................         656,078            284,466
  Long-term debt, non recourse..........................................................           5,834                  -
  Production payment liability..........................................................             185                203
  Derivative liabilities, noncurrent....................................................          11,075              1,531
  Deferred income taxes payable.........................................................          96,820              1,498
Stockholders' Equity
  Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated as Series A;
     80,000 issued and outstanding, liquidation amount $0...............................               -                  -
   1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased and held for
     remarketing by subsidiary, liquidation amount $10,000,000..........................               1                  1
  Common Stock - $.002 par value; 100,000,000 shares authorized;
     70,797,010 and 36,588,097 shares issued, respectively..............................             141                 73
  Additional paid-in capital............................................................         418,859            157,836
  Accumulated other comprehensive income (loss).........................................         (17,436)             1,632
  Accumulated deficit...................................................................         (26,938)           (36,636)
  Receivable from stockholder...........................................................            (617)              (442)
  Unearned common stock in ESOP, at cost (837,952 and 468,652 shares, respectively).....          (5,259)            (2,576)
                                                                                        --------------------------------------
                                                                                                 368,751            119,888
  Treasury stock, at cost (2,327,013  and 441,813  shares of common stock, respectively)         (15,714)            (1,914)
                                                                                        --------------------------------------
  Total Stockholders' Equity............................................................         353,037            117,974
                                                                                        --------------------------------------
  Total Liabilities and Stockholders' Equity............................................    $  1,193,303         $  454,385
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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                          June 30,
                                                                    2002              2001              2002              2001
                                                                -------------------------------------------------------------------
Operating Revenues:
  Oil and  gas sales..........................................  $     70,543      $    33,908        $    109,693      $   76,861
    Gas gathering, marketing and processing...................         4,596            4,830               8,178          11,932
    Oil field management services.............................         1,051              606               1,443           1,121
                                                              ---------------------------------------------------------------------
            Total Operating Revenues..........................        76,190           39,344             119,314          89,914
                                                              ---------------------------------------------------------------------
Operating Costs and Expenses:
  Oil and gas production lifting costs........................        15,438            4,956              24,386          9,606
  Production taxes and other costs............................         7,922            3,169              12,225          7,184
  Gas gathering, marketing and processing.....................         3,466            4,431               6,146         11,003
  Oil field management services...............................           543              392                 819            754
  Depreciation, depletion and amortization....................        23,542            9,686              38,638         17,101
  Gains on sale of assets.....................................             -               (2)                  -             (4)
  General and administrative..................................         4,223            2,065               6,747          3,777
                                                              ---------------------------------------------------------------------
          Total Operating Costs and Expenses..................        55,134           24,697              88,961         49,421
                                                              ---------------------------------------------------------------------
Operating Profit .............................................        21,056           14,647              30,353         40,493
  Equity in earnings of affiliate.............................            81              237                 382            855
  Other income................................................           108               63                 165            157
  Provision for impairment of investments.....................          (621)               -                (621)             -
    Other non-cash hedging adjustments........................        (3,330)             765              (3,923)         1,654
    Interest expense..........................................       (13,670)          (5,122)            (21,175)        (9,988)
                                                              ---------------------------------------------------------------------
Income before income tax......................................         3,624           10,590               5,181         33,171
  Provision for income tax benefit/(expense):
       Current................................................             -             (602)                  -         (1,885)
       Deferred...............................................        (1,373)          (3,409)              5,138        (10,679)
                                                              ---------------------------------------------------------------------
          Total provision for income tax benefit/(expense)....        (1,373)          (4,011)              5,138        (12,564)
Income before extraordinary loss..............................         2,251            6,579              10,319         20,607
  Extraordinary loss from early extinguishment of debt,
   net of income tax benefit of $379 in 2002 and $186
   in 2001 ...................................................             -             (304)               (621)          (304)
                                                              ---------------------------------------------------------------------
Net Income....................................................  $      2,251      $     6,275        $      9,698      $  20,303
                                                              =====================================================================
Comprehensive Income:
Net Income....................................................  $      2,251      $     6,275        $      9,698      $  20,303
Other Comprehensive Income (Loss), net of tax
  Cumulative effect on prior years of a change in
    accounting principle......................................               -              -                   -         (1,757)
  Change in fair value of outstanding hedge position..........        (3,610)           1,526             (18,429)         3,429
  Reclassification adjustment related to derivative contracts.         1,482             (138)               (639)          (275)
  Unrealized loss on investments..............................          (251)            (193)               (323)          (397)
  Reclassification adjustment for loss on investments.........           323                -                 323              -
                                                              ---------------------------------------------------------------------
Comprehensive Income (Loss)...................................  $        195      $     7,470        $     (9,370)     $  21,303
                                                              =====================================================================
Income  per Common Share - Basic
  Income before Extraordinary Loss............................  $       0.03      $      0.19        $       0.19      $    0.59
  Extraordinary Loss..........................................             -            (0.01)              (0.01)         (0.01)
                                                              ---------------------------------------------------------------------
Income per Common Share - Basic...............................  $       0.03      $      0.18        $       0.18      $    0.58
                                                              =====================================================================
Income per Common Share - Diluted
  Income before Extraordinary Loss............................  $       0.03      $      0.18        $       0.18      $    0.55
  Extraordinary Loss..........................................             -            (0.01)              (0.01)         (0.01)
                                                              ---------------------------------------------------------------------
Income per Common Share - Diluted.............................  $       0.03      $      0.17        $       0.17      $    0.54
                                                              =====================================================================
Common Shares Used in Per Share Calculation
  Basic.......................................................    68,490,021       34,879,318          55,207,518     34,736,166
                                                              =====================================================================
  Diluted.....................................................    69,710,567       37,307,219          56,441,193     37,364,030
                                                              =====================================================================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (Unaudited)
                             (dollars in thousands)


                                                          Preferred Stock         Common Stock             Treasury Stock
                                                      Shares        Amount      Shares       Amount     Shares         Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001......................... 1,080,000     $ 1        36,588,097    $  73      (441,813)    $ (1,914)
    Common stock and warrants issued in Prize
        Energy Corp. merger, less fees...............                          34,062,963       68
    Exercise of employees' common stock options......                             145,950        -
    Deferred tax benefit on exercise of employees'
      common stock options...........................
    Purchase of warrants.............................
    Purchase of treasury stock.......................                                                 (1,885,200)     (13,800)
    Net income.......................................
    Change in fair value of outstanding hedging
       positions.....................................
    Reclassification adjustment related to
      derivative contracts...........................
    Unrealized loss on investments...................
    Reclassification adjustment for loss on
        investments..................................
    Loan to stockholder..............................
    Loan to ESOP.....................................
                                                     -----------------------------------------------------------------------------
Balance at June 30, 2002                              1,080,000     $ 1        70,797,010    $ 141    (2,327,013)    $(15,714)
                                                     =============================================================================


                                                 Additional   Accumulated Other                  Receivable   Unearned Shares in
                                                  Paid-In      Comprehensive      Accumulated       from             ESOP
                                                  Capital      Income-(Loss)       Deficit      Stockholder   Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001.....................$ 157,836      $   1,632        $ (36,636)      $ (442)     (468,652)     $ (2,576)
  Common stock and warrants issued in Prize
      Energy Corp. merger, less fees............   260,454
  Exercise of employees' common stock options...       592
  Deferred tax benefit on exercise of employees'
    common stock options........................        75
  Purchase of warrants..........................       (98)
  Purchase of treasury stock....................
  Net income....................................                                     9,698
  Change in fair value of outstanding hedging
     positions..................................                  (18,429)
  Reclassification adjustment related to
    derivative contracts........................                     (639)
  Unrealized loss on investments................                     (323)
  Reclassification adjustment for loss on
      investments...............................                      323
  Loan to stockholder...........................                                                   (175)
  Loan to ESOP..................................                                                             (369,300)       (2,683)
                                                ------------------------------------------------------------------------------------
Balance at June 30, 2002                         $ 418,859      $ (17,436)       $ (26,938)      $ (617)     (837,952)     $ (5,259)
                                                ====================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                          ------------------------------------
                                                                                                2002                  2001
                                                                                          ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income........................................................................  $        9,698         $     20,303
         Adjustments to reconcile net income to cash provided by operating activities:
                Extraordinary loss.......................................................             621                  304
                Depreciation, depletion and amortization.................................          38,638               17,101
                Amortization of financing fees...........................................             920                  735
               Imputed interest on debt due to merger....................................             108                    -
                Deferred income taxes....................................................          (5,138)              10,679
                Equity in income of unconsolidated affiliate.............................            (382)                (855)
                Gain on sale of assets...................................................               -                   (4)
               Provision for impairment of investments...................................             621                    -
                Other non-cash hedging adjustments.......................................           3,923               (1,654)
               Other.....................................................................             (82)                   -
                Changes in certain assets and liabilities
                         Accounts and notes receivable...................................          (8,989)               9,011
                        Derivative assets................................................           3,600                1,002
                        Refund of income taxes...........................................             300                    -
                         Other current assets............................................          (4,287)                 (32)
                           Accounts payable and accrued liabilities......................         (39,014)               3,921
                           Current income taxes payable..................................               -                1,150
                                                                                        -----------------------------------------
         Net Cash Provided By Operating Activities.......................................             537               61,661
                                                                                        -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of assets....................................................           1,681                    4
         Additions to property and equipment.............................................         (56,197)             (84,528)
        Cash paid in Prize merger, net of cash on hand in Prize..........................         (41,097)                   -
         Increase in note receivable.....................................................          (2,350)                   -
         Payments received on note receivable ...........................................               -                   65
         Distribution from unconsolidated affiliate......................................               -                1,013
         Investment in unconsolidated affiliate..........................................               -               (2,000)
                                                                                        -----------------------------------------
         Net Cash Used In Investing Activities...........................................         (97,963)             (85,446)
                                                                                        -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the issuance of long-term debt....................................         592,183              171,480
         Fees paid related to financing activities.......................................         (11,899)                (731)
         Payments of principal on long-term debt and production payment..................        (461,383)            (148,516)
         Loan made to stockholder .......................................................            (175)                (300)
         Repayment of note receivable from affiliate.....................................             300                  360
         Loan made to ESOP...............................................................          (2,683)                   -
         Proceeds from issuance of common stock, net of offering costs...................             592                2,317
         Purchase of warrants ...........................................................             (98)                   -
         Purchase of treasury stock .....................................................         (13,800)                (621)
         (Increase)/decrease in restricted cash for payment of notes payable ............            (432)               1,820
         Cash dividends paid.............................................................               -                 (169)
                                                                                        -----------------------------------------
         Net Cash Provided By Financing Activities.......................................         102,605               25,640
                                                                                        -----------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................           5,179                1,855
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................           2,755                    9
                                                                                        -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................  $        7,934         $      1,864
                                                                                        =========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash interest paid..............................................................  $       23,121         $      9,231
                                                                                        =========================================
         Cash taxes (received) paid......................................................  $         (271)        $        735
                                                                                        =========================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet of Magnum Hunter Resources, Inc. and subsidiaries (the "Company") as of June 30, 2002, the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2002 and 2001, the consolidated statement of stockholders' equity for the six months ended June 30, 2002, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2002, results of operations, changes in stockholders' equity and cash flows for the three and six month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2001 annual report and on Form 10-K for the Company. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     During the first quarter of 2002, the Company merged with Prize Energy Corp. ("Prize"), an independent oil and gas development and production company. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes, was effective as of March 1, 2002. As such, the operating results for the three and six months ended June 30, 2002, include three months and four months of contributions from Prize, respectively. See Note 2 for further discussion of the Prize merger.

     On March 1, 2002, the Company created two unrestricted wholly-owned subsidiaries, Canvasback Energy, Inc., and Redhead Energy, Inc. Canvasback Energy, Inc. and Redhead Energy Inc. will hereafter be collectively referred to as Canvasback. On March 15, 2002, Bluebird Energy, Inc. ("Bluebird") transferred all of its assets to Canvasback, which effectively capitalized Canvasback. Upon completion of this transfer, Bluebird was merged into Magnum Hunter Production, Inc.

     The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. The wholly-owned subsidiaries of the Company, except for Canvasback, are direct guarantors of each of the Company's 10% Senior Notes and 9.6% Senior Notes, and have fully and unconditionally guaranteed these Notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the Company (other than Canvasback), and the Company has presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Canvasback (See Note 8). Except for Canvasback, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

NOTE 2 - MERGER WITH PRIZE ENERGY CORP.

     On March 15, 2002, the Company merged with Prize, an independent oil and gas development and production company based in Grapevine, Texas. The transaction was accounted for as a purchase of Prize by the Company in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 141 "Business Combinations", which requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001. Under the terms of the merger, the Company distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The purchase price, computed from the equity and cash consideration given at the time of the merger, was allocated to the fair value of the net assets acquired. The amount of purchase price in excess of the fair value of Prize's net assets was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which was adopted by the Company on January 1, 2002, the goodwill realized in the merger with Prize will not be amortized. However, future evaluations of goodwill will be performed annually to determine whether any impairment has occurred. The Company has not completed a final allocation of the purchase price to the fair value of the specific assets and liabilities of Prize and the related business integration plan. The Company expects that the ultimate purchase

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)

price  allocation may include  additional  adjustments to the fair value of the specific assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of certain assets and liabilities differ from their preliminary purchase price allocation, such differences would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill. The following table summarizes the total assumed purchase price and related preliminary allocation to the net assets acquired (in thousands) as of June 30, 2002:


Total Purchase Price:
     Fair Value of 34,062,963 shares of Magnum Hunter
  common stock................................................. $     257,175
     Cash consideration........................................        70,851
     Fair Value of Prize warrants..............................         3,416
                                                                   ----------
          Total................................................ $     331,442
                                                                   ==========
Net Preliminary Purchase Price Allocation:
     Net purchase price........................................ $     331,442
     Historical net assets acquired............................      (146,192)
                                                                   ----------
     Excess purchase price.....................................       185,250
     Adjustment of proved oil and gas properties to fair value.       (59,412)
     Adjustment of unproved oil and gas properties to fair valu      (124,766)
     Adjustment of gas plant to fair value.....................       (18,977)
     Write-off of historical Prize deferred financing costs....         2,386
     Other fair value adjustments..............................         2,163
     Imputed interest on debt due to merger....................          (108)
     Additional deferred income taxes..........................        75,222
                                                                   ----------
          Excess purchase price allocated to goodwill.......... $      61,758
                                                                   ==========


     The following summary, prepared on a pro forma basis, presents the results of operations for the three and six month periods ended June 30, 2002 and 2001, as if the acquisition of Prize occurred as of the beginning of the respective periods. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)


                         Pro Forma Results of Operations
                                   (Unaudited)
             (in thousands of dollars, except for per share amounts)

                                           Three Months Ended June 30,           Six Months Ended June 30,
                                        ---------------------------------------------------------------------
                                               2002           2001                 2002             2001
                                        ---------------------------------------------------------------------
Total Operating Revenues.................  $  76,190      $  93,860            $   146,318      $  200,940
Total Operating Costs and Expenses.......    (55,134)       (67,357)              (111,535)       (124,857)
                                           ----------------------------------------------------------------
Operating Profit.........................     21,056         26,503                 34,783          76,083
Interest expense and other...............    (17,432)        (9,967)               (30,436)        (16,626)
                                           ----------------------------------------------------------------
Income before income tax.................      3,624         16,536                  4,347          59,457
Benefit (Provision) for income tax.......     (1,373)        (6,263)                 5,455         (22,520)
Extraordinary loss from early
     extinguishment of debt..............          -           (304)                  (621)           (304)
                                           ----------------------------------------------------------------
Net Income...............................  $   2,251      $   9,969            $     9,181      $   36,633
                                           ================================================================
Net Income Per Common Share
     Basic...............................  $    0.03           0.14            $      0.13      $     0.53
                                           ================================================================
     Diluted.............................  $    0.03      $    0.14            $      0.13      $     0.51
                                           ================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the basic and diluted earnings per share computations:

                                                                          Three Months Ended

                                                          June 30, 2002                       June 30, 2001
                                                                       Per Share                                 Per Share
                                               Income      Shares      Amount         Income        Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (Thousands, except per share amounts)
 Income before extraordinary loss...........  $   2,251                $    0.03      $    6,579                 $    0.19
 Less: Extraordinary loss...................          -                        -            (304)                    (0.01)
                                              ---------                ---------      -----------                ----------
Basic EPS
 Income available to common
   stockholders.............................  $   2,251    68,490      $    0.03      $    6,275      34,879     $    0.18
                                                                       =========                                 ==========
Effect of Dilutive Securities
 Warrants...................................          -        73                              -         234
 Options....................................          -     1,148                              -       2,194
                                              --------------------                    -----------------------
Diluted EPS
 Income available to common stockholders
   and assumed conversions..................  $   2,251    69,711      $    0.03      $   6,275       37,307     $    0.17
 Add Back: Extraordinary loss...............          -                        -            304                       0.01
                                              ----------------------------------      -------------------------------------
 Income before Extraordinary Loss...........  $   2,251    69,711      $    0.03      $   6,579       37,307     $    0.18
                                              ==================================      =====================================


                                                                           Six Months Ended

                                                          June 30, 2002                       June 30, 2001
                                                                       Per Share                                 Per Share
                                               Income      Shares      Amount         Income        Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (Thousands, except per share amounts)
  Income before extraordinary loss............  $ 10,319               $    0.19      $ 20,607                   $    0.59
  Less: Extraordinary Loss....................      (621)                  (0.01)         (304)                      (0.01)
                                                --------               ---------      ---------                  ----------
Basic EPS

  Income available to common
    stockholders..............................  $  9,698   55,208      $    0.18      $ 20,303      34,736       $    0.58
                                                                       =========                                 ==========
Effect of Dilutive Securities
  Warrants....................................         -       69                            -         254
  Options.....................................         -    1,164                            -       2,374
                                                ------------------                    ---------------------
Diluted EPS

  Income available to common stockholders
    and assumed conversions...................  $  9,698   56,441      $    0.17      $ 20,303      37,364       $    0.54
  Add Back: Extraordinary Loss................       621                    0.01           304                        0.01
                                                --------------------------------      -------------------------------------
  Income before Extraordinary Loss............  $ 10,319   56,441      $    0.18      $ 20,607      37,364       $    0.55
                                                ================================      =====================================


     At June 30, 2002, warrants representing 12,091,446 shares of common stock and options representing 5,237,634 shares of common stock were outstanding. The total outstanding warrants includes the remainder of the conversion of Prize warrants in connection with the merger on March 15, 2002 (See Note 2) into 4,271,813 Magnum Hunter warrants. Additionally, the Company distributed on March 21, 2002, one warrant for every five shares of the Company's common stock owned on January 10, 2002, for a total of 7,228,457 warrants. At June 30, 2001, warrants representing 644,749 shares of common stock and options representing 4,212,313 shares of common stock were outstanding. On January 1, 2001, the remaining $25.0 million (liquidation value) of the Company's 1999 Series A 8% convertible preferred stock was converted into 4,761,904 shares of common stock. For the three and six month periods ended June 30, 2002, 11,446,967 shares of stock representing warrants and 3,300,700 shares and 3,285,350 shares of stock representing options, respectively, were excluded from the diluted earnings per share calculations because they were anti-dilutive. For the

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)

     three and six month periods ended June 30, 2001, no shares of stock representing warrants and 25,000 shares of stock representing options were excluded from the diluted earnings per share calculations because they were anti-dilutive.

NOTE 4 - DEBT

     The Company amended and restated its Senior Bank Credit Facility (the "facility") in conjunction with the merger with Prize. The amended facility provides for total borrowings of $500 million, up from $225 million, and raises the borrowing base limit from $160 million to $300 million. Additionally, the expiration date of the facility was amended and extended to March 2005. After March 15, 2002, the facility was used to i) fund the cash component of the merger consideration paid to the Prize shareholders, ii) pay certain costs associated with the merger, and iii) for general corporate purposes.

     The amended facility was treated as a new credit facility with respect to the funds flow on the effective date of March 15, 2002. As such, the outstanding balances on the facility prior to March 15, 2002 were paid off with the proceeds received on March 15, 2002. The original capitalized debt issuance costs of $621 thousand, net of tax, related to the prior facility were written off as an extraordinary loss from early extinguishment of debt during the quarter ended March 31, 2002.

     The amended facility requires the Company to comply with certain financial tests and maintain certain financial ratios. The Company was not in compliance with the Funded Debt to EBITDA Ratio (as defined by the facility) at March 31, 2002. The Company obtained a waiver from its lenders as of March 31, 2002 and negotiated an amendment dated July 3, 2002 which adjusted the Funded Debt to EBITDA Ratio (as defined by the facility) to be less restrictive for the next four successive quarters ending March 31, 2003. The Company was in compliance with all financial covenants under the amended facility at June 30, 2002, and believes it will be able to comply with the revised financial covenants in the future.

     On March 15, 2002, the Company completed a private placement in the amount of $300 million of new unsecured Senior Notes due 2012 to institutional investors. Interest on these Senior Notes bears a fixed annual rate of 9.6% due semi- annually, commencing September 15, 2002. Funds received from the issuance of these notes were used to i) retire outstanding indebtedness under the Prize commercial bank credit facility, ii) pay fees related to the issuance of the new Senior Notes, and iii) for general corporate purposes.

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed production platforms and associated pipelines located in the Gulf of Mexico that were recently placed into service. The Company received total proceeds of $11.2 million in new funding which was used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds based on the one month LIBO rate, currently yielding a cost of approximately 5.27% per annum. For financial statement reporting purposes, this transaction was accounted for as a capital lease and was included in long-term debt.

     On March 15, 2002, the Company repaid its 7% notes payable to certain vendors in the total amount of $4.0 million plus accrued interest. On March 14, 2002, the Company borrowed an additional $2.5 million to finance its insurance premium for the year under a new note bearing a fixed interest rate of 4.25% per annum and with a maturity date of December 14, 2002.

     On March 7, 2002, Canvasback entered into a $10.0 million revolving credit agreement with a financial institution. The credit agreement provides for both LIBOR and prime based interest rate options ( 6.5% interest rate at June 30, 2002). On June 30, 2002, the remaining revolving loan balance of $5.8 million converted to a term loan, repayable on March 7, 2004, together with accrued interest. Proceeds from the loan were used to purchase the same amount in face value of the Company's 10% Senior Notes, which were acquired in 2001 by the Company and were being held as an investment. These 10% Senior Notes, together with $4.7 million of 10% Senior Notes formerly owned by Bluebird and contributed to Canvasback in its initial capitalization, serve as the only collateral for the loan. The loan is non-recourse to the Company.

NOTE 5 - HEDGING

     SFAS  No.  133,   "Accounting   for  Derivative   Instruments  and  Hedging
Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective for the Company beginning January 2001. SFAS No. 133

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)

     establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     The Company was obligated to nine crude oil derivatives, sixteen natural gas derivatives, and two interest rate derivatives on June 30, 2002. The Company has determined that all outstanding derivatives qualify as cash flow hedges and for hedge treatment as defined within SFAS No. 133, which requires the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. However, in connection with the merger with Prize on March 15, 2002, the Company purchased $7.6 million in hedge assets from Prize at fair value on that date, with no corresponding offset to other comprehensive income. During June 2002, the Company sold its position in one natural gas collar purchased in the Prize acquisition, realizing proceeds of $3.6 million which was charged against hedge assets. Consequently, this net hedge balance of $4.0 million will amortize as a charge to other non-cash hedging adjustments over 33 months (30 remaining as of June 30, 2002). Future hedge ineffectiveness on the cash-flow hedges will be recorded in earnings.

     At June 30, 2002, the fair value of the Company's derivatives were as follows (in thousands):


Derivative Assets
----------------------------------------------
Natural gas collars...........................         $      992
                                                       -----------
Total derivative assets.......................         $      992
                                                       -----------
Derivative Liabilities
----------------------------------------------
Natural gas collars...........................         $   11,882
Natural gas swaps.............................             12,952
Crude oil collars.............................                851
Crude oil swaps...............................              2,140
Interest rate swaps...........................              1,188
                                                       -----------
Total derivative liabilities..................         $   29,013
                                                       -----------
Net derivative liabilities....................         $   28,021
                                                       ===========

     For the three and six month periods ended June 30, 2002, the income statement includes a non-cash loss of $219 thousand and $377 thousand, respectively, related to the crude oil and natural gas derivatives and a non-cash loss of $3.1 million and $3.5 million, respectively, related to the amortization of hedge assets purchased in the Prize merger. The Company expects that the remaining balances in other comprehensive income at June 30, 2002 will be reclassified into the income statement within the next 30 months. During the next 12 months, $1.9 million of amortization of hedge assets purchased in the Prize merger will be expensed on the income statement. Additionally, $8.0 million of other comprehensive loss will be reclassified into the income statement during the next 12 months.

NOTE 6 - INCOME TAXES

     The Company realized a tax benefit of $5.1 million for the six month period ended June 30, 2002. This benefit was realized as a result of the reversal of the $7.1 million valuation allowance for the Company's net operating losses and tax credit carryforwards from 2001 and earlier years. The Company believes that due to the merger with Prize, it will be possible to generate future taxable income to utilize these prior losses and carryforwards and that the valuation allowance is no longer needed.

     At June 30, 2002, the Company had a deferred tax asset of $12.5 million and a deferred tax liability of $96.8 million, for a net deferred tax liability of $84.3 million. The majority of this balance was booked as a result of the Prize merger; $41.0 million related to Prize's historical deferred tax liability and $75.2 million related to the deferred taxes computed on the purchase price in excess of historical net assets, excluding goodwill. Additionally, the $12.5 million deferred tax asset is related to the portion of Prize's total net operating loss and tax assets that may be used by the Company as

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)

     carrybacks, to the extent of available offsetting prior operating profits generated by Prize. This deferred tax asset was included in the Company's original goodwill allocation resulting from the Prize merger.

NOTE 7 - SEGMENT DATA

     The Company has three reportable segments. The Exploration and Production segment is engaged in exploratory and development drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas
Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

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

     Segment data for the periods ended June 30, 2002 and 2001 follows (in thousands):

                                                            Gas Gathering,
                                           Exploration &      Marketing &   Oil Field
    Three Months Ended June 30, 2002:       Production        Processing     Services        All Other    Elimination Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........... $  70,543       $   4,596        $    1,051     $        -                  $  76,190
Intersegment revenues.....................                     3,477             5,978              -        (9,455)           -
Depreciation, depletion and amortization..    22,518             544               133            347                     23,542
Segment profit (loss).....................    25,572             586              (831)        (4,271)                    21,056
Equity in earnings of affiliates..........                                                         81                         81
Interest expense..........................                                                    (13,670)                   (13,670)
Other income (expense)....................                                                     (3,843)                    (3,843)
                                                                                                                         --------
Income before income taxes................                                                                                 3,624
Provision for income tax (expense)........                                                     (1,373)                    (1,373)
                                                                                                                         --------
Net income................................                                                                                 2,251
                                                                                                                         ========
Capital expenditures (net of asset sales). $  29,436       $      39        $      221     $        -                  $  29,696


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)


                                                            Gas Gathering,
                                           Exploration &      Marketing &   Oil Field
    Three Months Ended June 30, 2001:       Production        Processing     Services      All Other    Elimination Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers.......... $    33,908      $     4,830       $   606      $        -                $       39,344
Intersegment revenues....................           -            5,258         1,533               -     (6,791)                 -
Depreciation, depletion and amortization.       9,362              220           100               4                         9,686

Segment profit (loss)....................      17,010              173          (932)         (1,604)                       14,647
Equity in earnings of affiliates.........                                                        237                           237
Interest expense.........................                                                     (5,122)                       (5,122)
Other income.............................                                                        828                           828
                                                                                                                    ---------------
Income before income taxes...............                                                                           $       10,590
Provision for income tax expense.........                                                     (4,011)                       (4,011)
Extraordinary loss.......................                                                       (304)                         (304)
                                                                                                                    ---------------
Net income...............................                                                                           $        6,275
                                                                                                                    ===============
Capital expenditures (net of asset sales) $    54,622      $         7       $    38      $        -                $       54,667


                                                            Gas Gathering,
                                           Exploration &      Marketing &   Oil Field
    Six Months Ended June 30, 2002:         Production        Processing     Services      All Other    Elimination Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers............$    109,693     $   8,178       $    1,443      $      -                 $    119,314
Intersegment revenues......................                     5,960            6,395             -     (12,355)               -
Depreciation, depletion and amortization...      37,060           914              238           426                       38,638
Segment profit (loss)......................      36,023         1,058             (908)       (5,820)                      30,353
Equity in earnings of affiliates...........                                                      382                          382
Interest expense...........................                                                  (21,175)                     (21,175)
Other income (expense).....................                                                   (4,379)                      (4,379)
                                                                                                                     -------------
Income before income taxes.................                                                                                 5,181
Provision for income tax benefit...........                                                    5,138                        5,138
Extraordinary loss.........................                                                     (621)                        (621)
                                                                                                                     -------------
Net income.................................                                                                                 9,698
                                                                                                                     =============
Capital expenditures (net of asset sales)..$    633,340     $  21,172       $    2,214      $    133                 $    656,859


                                                            Gas Gathering,
                                           Exploration &      Marketing &   Oil Field
    Six Months Ended June 30, 2001:         Production        Processing     Services     All Other    Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers............ $   76,861       $   11,932     $     1,121   $         -                 $     89,914
Intersegment revenues......................          -           12,818           2,972             -    (15,790)                -
Depreciation, depletion and amortization...     16,459              440             193             9                       17,101
Segment profit (loss)......................     44,385              484          (1,488)       (2,888)                      40,493
Equity earnings of affiliates..............                                                       855                          855
Interest expense...........................                                                    (9,988)                      (9,988)
Other income...............................                                                     1,811                        1,811
                                                                                                                      -------------
Loss before income taxes...................                                                                           $     33,171
Provision for income tax (expense).........                                                   (12,564)                     (12,564)
Extraordinary loss.........................                                                      (304)                        (304)
                                                                                                                      -------------
Net income.................................                                                                           $     20,303
                                                                                                                      =============
Capital expenditures (net of asset sales).. $   83,485      $        13     $       172   $       854                 $     84,524


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)


                                                      Gas Gathering,
                                     Exploration &      Marketing &   Oil Field
    As of June 30, 2002:              Production        Processing     Services     All Other    Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Segment assets...................       $ 1,116,493     $    36,977    $    17,276   $ 22,557                  $  1,193,303
Equity subsidiary investments....                                                       5,404                         5,404

As of June 30, 2001
---------------------------------
Segment assets...................       $   318,309     $    18,072    $    28,469   $  7,192                  $    372,042
Equity subsidiary investments....                                                       9,896                         9,896


NOTE 8 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly-owned subsidiaries, except Canvasback, are direct guarantors of the Company's 10% Senior Notes and 9.6% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. In addition to not being a guarantor of the Company's 10% Senior Notes and 9.6% Senior Notes, Canvasback cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. The
Company has concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of June 30, 2002 and December 31, 2001, and for the three and six month periods ended June 30, 2002 and 2001, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                                                June 30, 2002
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter         Canvasback                             Magnum Hunter
                                                    Resources, Inc.       Energy, Inc.                           Resources, Inc.
                                                    and Gurantor Subs     (Non Guarantor)      Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
ASSETS
Current assets..................................$         75,667        $          5,040       $      (6,691)     $        74,016
Property and equipment
  (using full cost accounting)..................       1,031,355                   6,703                   -            1,038,058
Investment in subsidiaries
  (equity method)...............................          15,434                       -             (15,434)                   -
Investment in Parent............................               -                  28,085             (28,085)                   -
Other assets....................................          81,188                      41                   -               81,229
                                                -----------------------------------------------------------------------------------
  Total assets..................................$      1,203,644        $         39,869        $    (50,210)     $     1,193,303
                                                ===================================================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities.............................$         70,200        $          6,765        $     (6,691)     $        70,274
Long-term liabilities...........................         762,856                  17,670             (10,534)             769,992
Shareholders' equity............................         370,588                  15,434             (32,985)             353,037
                                                -----------------------------------------------------------------------------------
  Total liabilities and shareholders' equity....$      1,203,644        $         39,869        $    (50,210)     $     1,193,303
                                                ===================================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)

                                                                            December 31, 2001
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter         Bluebird                               Magnum Hunter
                                                    Resources, Inc.       Energy, Inc.                           Resources, Inc.
                                                    and Gurantor Subs     (Non Guarantor)      Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
ASSETS
Current assets..................................  $       21,196          $       3,910         $            -     $       25,106
Property and equipment
 (using full cost accounting)...................         412,720                  7,117                      -            419,837
Investment in subsidiaries
 (equity method)................................          14,963                      -                (14,963)                  -
Investment in Parent............................               -                 15,750                (15,750)                  -
Other assets....................................           9,442                      -                      -               9,442
                                                -----------------------------------------------------------------------------------
    Total Assets................................  $      458,321           $     26,777         $      (30,713)    $       454,385
                                                ===================================================================================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities.............................  $       48,561           $        152         $            -     $        48,713
Long-term liabilities...........................         280,736                 11,662                 (4,700)            287,698
Shareholders' equity............................         129,024                 14,963                (26,013)            117,974
                                                -----------------------------------------------------------------------------------
    Total liabilities and shareholders' equity..  $      458,321           $     26,777         $      (30,713)    $       454,385
                                                ===================================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                                                   For the Three Months Ended June 30, 2002
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter         Canvasback                             Magnum Hunter
                                                    Resources, Inc.       Energy, Inc.                           Resources, Inc.
                                                    and Gurantor Subs     (Non Guarantor)      Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
Revenues......................................... $          75,783         $   407           $         -         $         76,190
Expenses.........................................            72,497              69                     -                   72,566
                                                -----------------------------------------------------------------------------------
Income before                                                 3,286             338                     -                    3,624
  Equity in net earnings of subsidiary...........               210               -                  (210)                       -
                                                -----------------------------------------------------------------------------------
Income before income taxes.......................             3,496             338                  (210)                   3,624
Income tax (expense) provision...................            (1,245)           (128)                    -                   (1,373)
                                                -----------------------------------------------------------------------------------
    Net income................................... $           2,251         $   210           $      (210)        $          2,251
                                                ===================================================================================


                                                                     For the Three Months Ended June 30, 2001
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter         Bluebird                              Magnum Hunter
                                                    Resources, Inc.       Energy, Inc.                           Resources, Inc.
                                                    and Gurantor Subs     (Non Guarantor)      Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
Revenues........................................ $        34,082          $      5,308         $        (46)         $   39,344
Expenses........................................          25,760                 3,040                  (46)             28,754
                                                ---------------------------------------------------------------------------------
Income before                                              8,322                 2,268                    -              10,590
  Equity in net earnings of subsidiary..........           1,409                     -               (1,409)                  -
                                                ---------------------------------------------------------------------------------
Income before income taxes......................           9,731                 2,268               (1,409)             10,590
Income tax (expense) provision..................          (3,152)                 (859)                   -              (4,011)
                                                ---------------------------------------------------------------------------------
Income before extraordinary loss................           6,579                 1,409               (1,409)              6,579
Extraordinary loss..............................            (304)                    -                    -                (304)
                                                ---------------------------------------------------------------------------------
    Net income.................................. $         6,275          $      1,409         $     (1,409)         $    6,275
                                                =================================================================================


                                                                       For the Six Months Ended June 30, 2002
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter         Canvasback                             Magnum Hunter
                                                    Resources, Inc.        Energy, Inc.                          Resources, Inc.
                                                    and Gurantor Subs     (Non Guarantor)      Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
Revenues.........................................    $       118,645      $         669        $         -        $      119,314
Expenses.........................................            113,871                262                  -               114,133
                                                    ------------------------------------------------------------------------------
Income before                                                  4,774                407                  -                 5,181
  Equity in net earnings of subsidiary...........                253                  -               (253)                    -
                                                    ------------------------------------------------------------------------------
Income before income taxes.......................              5,027                407               (253)                5,181
Income tax benefit (expense) provision...........              5,292               (154)                 -                 5,138
                                                    ------------------------------------------------------------------------------
Income before extraordinary loss.................             10,319                253               (253)               10,319
Extraordinary loss...............................               (621)                 -                  -                  (621)
                                                    ------------------------------------------------------------------------------
    Net income...................................    $         9,698      $         253        $      (253)       $        9,698
                                                    ==============================================================================

                                                                    For the Six Months Ended June 30, 2001
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter         Bluebird                              Magnum Hunter
                                                    Resources, Inc.       Energy, Inc.                           Resources, Inc.
                                                    and Gurantor Subs     (Non Guarantor)      Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
Revenues...........................................  $    66,525            $    23,590        $     (201)       $     89,914
Expenses...........................................       46,123                 10,821              (201)             56,743
                                                     ----------------------------------------------------------------------------
Income before                                             20,402                 12,769                 -               33,171
  Equity in net earnings of subsidiary.............        7,933                      -            (7,933)                   -
                                                     ----------------------------------------------------------------------------
Income before income taxes.........................       28,335                 12,769            (7,933)              33,171
Income tax (expense) provision.....................       (7,728)                (4,836)                -              (12,564)
                                                     ----------------------------------------------------------------------------
Income before extraordinary loss...................       20,607                  7,933            (7,933)              20,607
Extraordinary loss.................................         (304)                     -                 -                 (304)
                                                     ----------------------------------------------------------------------------
    Net income.....................................  $    20,303            $     7,933        $   (7,933)       $      20,303
                                                     ============================================================================


                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows


                                                                    For the Six Months Ended June 30, 2002
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter         Canvasback                             Magnum Hunter
                                                    Resources, Inc.       Energy, Inc.                           Resources, Inc.
                                                    and Gurantor Subs     (Non Guarantor)      Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
Cash flow from operating activities...............$       (8,133)          $      8,670           $        -        $         537
Cash flow from investing activities...............       (96,036)                (1,927)                   -              (97,963)
Cash flow from financing activities...............       109,360                 (6,323)                (432)             102,605
                                                -----------------------------------------------------------------------------------
Net increase (decrease) in cash...................         5,191                    420                 (432)               5,179
Cash at beginning of period.......................           730                  2,025                    -                2,755
                                                -----------------------------------------------------------------------------------
Cash at end of period.............................$        5,921           $      2,445           $     (432)       $       7,934
                                                ===================================================================================

                                                                  For the Six Months Ended June 30, 2001
 ---------------------------------------------------------------------------------------------------------------------------------
                                                     Magnum Hunter          Bluebird                             Magnum Hunter
                                                    Resources, Inc.       Energy, Inc.                           Resources, Inc.
                                                    and Gurantor Subs   (Non Guarantor)        Eliminations      Consolidated
 ---------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
Cash flow from operating activities...............   $    47,472          $      14,189          $       -         $   61,661
Cash flow from investing activities...............      (106,869)                40,001            (18,578)           (85,446)
Cash flow from financial activities...............        61,596                (54,534)            18,578             25,640
                                                    -----------------------------------------------------------------------------
Net increase (decrease) in cash...................         2,199                   (344)                 -              1,855
Cash at beginning of period.......................        (1,811)                 1,820                  -                  9
                                                    -----------------------------------------------------------------------------
Cash at end of period.............................   $       388          $       1,476          $       -         $    1,864
                                                    =============================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 9 - NEW ACCOUNTING STANDARDS

     SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. In addition, SFAS No. 142 establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss will be recorded in operations. The Company incurred goodwill of $61.8 million as the result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS No. 142 did not have an impact on our consolidated financial statements on January 1, 2002.

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

     SFAS No. 146 - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)." Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of this standard.

NOTE 10 - SUBSEQUENT EVENT

     On July 31, 2002, the Company announced that it had entered into a mutually binding commitment to sell certain non-core oil and gas assets to a new private limited partnership in the approximate amount of $50 million. The Company will be the general partner with a 5% initial ownership. The anticipated effective date of the sale is August 1, 2002. The proceeds from the sale will be used to reduce indebtedness and for general corporate purposes.

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

     There have been no changes to critical our accounting policies for the period ended June 30, 2002, except for accounting for goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. In addition, SFAS No. 142 establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss will be recorded in operations. The Company incurred goodwill of $61.8 million as the result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS No. 142 did not have an impact on our consolidated financial statements on January 1, 2002. For a discussion of our other critical accounting policies, refer to the Company's Form 10-K for the period ended December 31, 2001.

     During the first quarter of 2002, the Company merged with Prize Energy Corp. ("Prize"), an independent oil and gas development and production company based in Grapevine, Texas. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes, was effective as of March 1, 2002. As such, the results for the three and six month periods ended June 30, 2002, include three months and four months of operating contributions from Prize, respectively.

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

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
-----------------------------------------------------------------------------------------------------------------------------------
Oil and Gas Operations                                              2002             2001                 2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
Reported Production:
    Oil (Mbbls)...............................................         1,132             325                1,802            627
    Gas (MMcf)................................................        13,431           5,748               22,499         11,285
    Oil and Gas (Mmcfe).......................................        20,223           7,697               33,312         15,048
    Equivalent Daily Rate (Mmcfe/day).........................         222.2            84.6                184.0           83.1
Average Sale Prices (after hedging)
    Oil (per Bbl).............................................     $   24.40       $   24.98            $   23.15      $   26.23
    Gas (per Mcf).............................................          3.20            4.49                 3.02           5.35
    Oil and Gas (per Mcfe)....................................          3.49            4.41                 3.29           5.11
Effect of hedging activities (per Mcfe).......................             -            0.03                 0.17          (0.06)
Lease Operating Expense (per Mcfe)
    Lifting costs.............................................     $    0.76       $    0.64            $    0.73      $    0.64
    Production tax and other costs............................          0.39            0.41                 0.37           0.48
Gross margin (per Mcfe).......................................     $    2.34       $    3.36            $    2.19      $    3.99

Gas Gathering, Marketing and Processing Operations
-----------------------------------------------------------------------------------------------------------------------------------
Throughput Volumes (Mcf per day)
      Gathering...............................................        15,207          16,571               15,232         16,409
      Processing..............................................        21,277          14,718               19,588         13,295
Gross margin (in thousands)...................................     $   1,130       $     399            $   2,032      $     929
      Gathering (per Mcf throughput)..........................     $    0.11       $   (0.09)           $    0.12      $    0.02
      Processing (per Mcf throughput).........................     $    0.48       $    0.21            $    0.44      $    0.31


Period to Period Comparison

For the Three Months Ended June 30, 2002 and 2001

     We reported net income of $2.3 million for the three months ended June 30, 2002, as compared to net income of $6.3 million for the same period in 2001. Net income was unfavorably impacted by lower average sale prices for oil and gas, higher general and administrative expenses related to nonrecurring activities associated with the Prize merger, and amortization expense incurred on derivative instruments acquired in the Prize merger. Total operating revenues increased 94% to $76.2 million and operating profit increased 44% to $21.1 million in 2002, due primarily to the Prize merger. We reported decreases in revenues from our gas gathering, marketing and processing segment in the 2002 period compared to the 2001 period as a result of lower product prices. However, gross margins for the segment increased, due to the acquisition of a gas plant in the Prize merger and also due to the reduction of unfavorable gas imbalance pricing effects experienced in the 2001 period. Oil field service revenue increased 73% to $1.1 million for the three months in 2002 as compared to the same period in 2001. This revenue increase is also attributable to the merger with Prize. Both basic and diluted earnings per share were $0.03 in the 2002 quarter versus basic and diluted earnings per share of $0.18 and $0.17, respectively, in the 2001 quarter.

Oil and Gas Operations:

     For the three  months ended June 30, 2002,  we reported oil  production  of
1.132 million barrels and gas production of 13.431 billion cubic feet, which represents an increase of 249% in oil produced and an increase of 134% in gas produced from the comparable period in 2001. Our reported equivalent daily rate of production on a million cubic feet per day basis (Mmcfe/day) increased 163% to 222.2 Mmcfe/day in the 2002 period. These increases were primarily the result of the merger with Prize and the success of our drilling program offsetting normal production declines.

     Oil revenues increased $19.5 million, or 240%, in the second quarter of 2002 compared to the same period in 2001, primarily attributable to production gains of 807 Mbbls. Oil prices declined 2% to $24.40 per bbl in 2002 compared to the same period in 2001. Gas revenues increased $17.1 million in the second quarter of 2002 versus the same period in 2001. Gas price decreases of $1.29 per Mcf, or a 29% decline, decreased gas revenue by $17.3 million in the second quarter of 2002 compared to the same period in 2001. The price decreases were offset by an increase of $34.4 million in gas revenues as the result of a 7.683 billion cubic feet increase in gas production for the 2002 period.

     From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2002 period, hedging decreased the average price we received for oil by $0.53 per barrel and increased the average price we received for gas by $0.05 per Mcf. During the second quarter of 2002, we had 70% of our natural gas production hedged through a combination of fixed price swaps and cost-less collars at a weighted average floor price of approximately $3.19 per Mcf and a ceiling price of $3.47 per Mcf. We also had 68% of our crude oil hedged at a weighted average floor price of $23.50 per bbl and a ceiling price of $25.90 per bbl. From July 1, 2002 through the remainder of 2002, we have an average of 68,000 Mcf/day of natural gas hedged with a weighted average floor price of approximately $3.01 per Mcf and a ceiling price of $3.18 per Mcf. For the same period, we also have 8,500 bbls/day of crude hedged with a weighted average floor price of $23.35 per bbl and a ceiling price of $25.74 per bbl.

     Lease operating expenses consist of two primary components, lifting costs and production tax and other costs. For the 2002 period, lifting costs were $15.4 million versus $5.0 million in the 2001 period, an increase of 208%. Production taxes and other costs were $7.9 million in the 2002 period versus $3.2 million in the 2001 period, an increase of 147%. Both increases were primarily attributable to the Prize merger. For the 2002 period, lifting costs, on a unit of production basis, were $0.76 per Mcfe as compared to $0.64 per Mcfe in the 2001 period, an increase of 19% due to an increase in workover and remedial expense. Production tax and other costs were $0.39 per Mcfe in the 2002 period compared to $0.41 per Mcfe in the 2001 period, a decrease of 5% due to lower production taxes, which are a function of lower oil and gas prices on a unit basis.

     Our gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2002 period was $47.2 million, or $2.34 per Mcfe, compared to $25.8 million, or $3.36 per Mcfe in the 2001 period, a decrease of 30% on a per unit of production basis, primarily a result of a 21% decline in the product price received per Mcfe and a 10% increase in lease operating expense per Mcfe.

Gathering, Marketing and Processing Operations:

     For the three months ended June 30, 2002, our gas gathering system throughput was 15.2 MMcf/day versus 16.6 MMcf/day for the same period in 2001, a decline of 8% due to normal well production declines behind the systems. Gas processing throughput was 21.3 MMcf/day in 2002 versus 14.7 MMcf/day in 2001, an increase of 45%. This increase is primarily due to the acquisition of a 100% owned interest in the Elmore City processing plant located in Oklahoma as a result of the Prize merger.

     Revenues from gas gathering, marketing and processing decreased 5% to $4.6 million in 2002 versus $4.8 million in 2001. We received lower prices for natural gas liquids and plant products sold in the 2002 period compared to the 2001 period. Operating costs for the gas gathering, marketing and processing segment decreased 22% to $3.5 million in 2002 from $4.4 million in 2001. Lower natural gas prices paid also affected the cost of gas marketed and processed. The 2001 period was also impacted by adverse gas imbalance pricing effects.

     The gross margin realized from gas gathering, marketing and processing for 2002 was $1.1 million versus $399 thousand in 2001, an increase of 183%. The gas gathering margin was $0.11 per Mcf gathered in 2002 versus a loss of $0.09 per Mcf in 2001, due to an increase in marketing spreads and the reduction of adverse gas imbalance pricing effects which occurred in 2001. The gas processing margin was $0.48 per Mcf in 2002 compared to $0.21 per Mcf in 2001, due to the addition of the Elmore City plant and improved plant processing spreads.

Oil Field Management Services Operations:

     Revenues from oil field management services increased 73% to $1.1 million in the second quarter of 2002 versus $606 thousand in the second quarter of 2001. This increase is primarily due to the Prize merger. Operating costs increased to $543 thousand in 2002 from $392 thousand in 2001, also due to the Prize merger. The gross margin for this segment in 2002 was $508 thousand versus $214 thousand in 2001, an increase of 137%, due to overhead costs charged.

Other Income and Expenses:

     Depreciation and depletion expense was $23.5 million in the 2002 period versus $9.7 million in the 2001 period, primarily the result of higher depletion expense calculated on a unit of production basis. Depreciation and depletion of oil and gas properties was $1.11 per Mcfe produced in 2002 versus $1.22 per Mcfe produced in 2001. This 8% decrease in the equivalent unit cost was due primarily to the lower depletion rate associated with properties acquired in the Prize merger.

     General and administrative expense for 2002 increased 105% to $4.2 million from $2.1 million in 2001. One cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its merger with Prize. We also incurred approximately $858 thousand in nonrecurring legal and accounting services involved with various registration statements and $251 thousand in transitional payroll costs associated with the Prize merger in the 2002 period. We recorded equity in earnings of affiliate of $81 thousand in 2002 versus earnings of $237 thousand in 2001. This decrease was due to reduced net earnings from gas marketing operations of the Company's 30% owned gas marketing affiliate. Other income was $108 thousand for 2002 versus $63 thousand in 2001, caused by an increase in interest income. We recognized a permanent impairment loss of $621 thousand on an investment held for resale in 2002 versus none in 2001. The Company recognized a $3.3 million loss in other non-cash hedging adjustments in 2002 versus a $765 thousand gain in 2001. In the 2002 period, $3.1 million of the hedging loss relates to the amortization of hedge assets acquired in the Prize merger, while $200 thousand was due to recording hedge ineffectiveness.

     Interest expense was $13.7 million for 2002 versus $5.1 million for 2001. Interest expense increased as a result of the addition of $300 million in 9.6% Senior Notes and an increase in the borrowing base and amount outstanding on the Senior Bank Credit Facility, both created in connection with the Prize merger. Additional interest expense was recorded as a result of new capital leases, vendor financed loans, and non-recourse indebtedness.

     We recorded income tax expense of $1.4 million on income before tax of $3.6 million in 2002 versus income tax expense of $4.0 million on income before tax of $10.6 million in 2001, resulting in a 38% effective rate in both periods. The 2001 period provision included a $602 thousand current provision due to alternative minimum tax regulations. We also incurred an extraordinary loss due to early extinguishment of debt of $304 thousand in the 2001 period versus none in the 2002 period.

For the Six Months Ended June 30, 2002 and 2001

     We reported net income of $9.7 million for the six months ended June 30, 2002, compared to net income of $20.3 million for the same period in 2001. Net income was unfavorably impacted in the 2002 period by lower average sale prices for oil and gas, higher general and administrative expenses related to nonrecurring activities associated with the Prize merger, and amortization expense incurred on derivative instruments acquired in the Prize merger. The unfavorable effects were partially offset in the 2002 period by the elimination of a $7.1 million valuation allowance on the Company's deferred tax assets, which resulted in a net tax benefit of $5.1 million being recognized in the 2002 period. Total operating revenues increased 33% to $119.3 million in 2002 on higher volumes of oil and gas produced as a result of the Prize merger. Operating profit decreased 25% to $30.4 million in 2002, in part due to a 36% decline in oil and gas prices received. We reported a 31% decrease in revenues from our gas gathering, marketing and processing segment in the 2002 period compared to the 2001 period, due to lower product prices. However, gross margins for the segment increased, primarily as a result of the reduction of unfavorable gas imbalance pricing effects experienced in the 2001 period, the acquisition of a gas plant in the Prize merger, and improved plant processing spreads. Oil field service revenue increased 29% to $1.4 million for the six months ended June 30, 2002 compared to the same period in 2001, primarily the result of the Prize merger. Income per common share, basic, was $0.18, and income per common share, diluted, was $0.17 in the 2002 period versus $0.58 and $0.54, respectively, in the 2001 period.

Oil and Gas Operations:

     For the six months ended June 30, 2002, we reported oil production of 1.802 million barrels and gas production of 22.499 billion cubic feet, which represents an increase of 187% in oil produced and an increase of 99% in gas produced from the comparable period in 2001. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 121% to 184.0 MMcfe/day in the 2002 period. These increases were primarily the result of the merger with Prize and the success of our drilling program offsetting normal production declines.

     Oil revenues increased $25.3 million or 154% for the six months ended June 30, 2002 compared to the same period in 2001. Production gains of 1.175 million barrels increased oil revenues by $30.8 million, while a price decline of 12% decreased oil revenues by $5.5 million. Gas revenues increased $7.6 million in the six month period in 2002, compared to the same period in 2001. Gas price decreases of $2.33 per Mcf, or a 44% decline, decreased gas revenue by $52.4 million in the 2002 period compared to the same period in 2001. The price decreases were offset by an increase of $60.0 million in gas revenues as a result of 11.214 billion cubic feet increase in gas production for the 2002 period.

     From time to time we enter into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2002 period, hedging decreased the average price we received for oil by $0.22 per barrel and increased the average price we received for gas by $0.28 per Mcf. During the 2002 period, we had 77% of our natural gas production hedged through a combination of fixed price swaps and cost-less collars at a weighted average floor price of approximately $3.28 per Mcf and a ceiling price of $3.56 per Mcf. We also had 54% of our crude oil hedged at a weighted average floor price of $23.70 per bbl and a ceiling price of $26.18 per bbl. From July 1, 2002 through the remainder of 2002, we have an average of 68,000 Mcf/day of natural gas hedged with a weighted average floor price of approximately $3.01 per Mcf and a ceiling price of $3.18 per Mcf. For the same period, we also have 8,500 bbls/day of crude hedged with a weighted average floor price of $23.35 per bbl and a ceiling price of $25.74 per bbl.

     Lease operating expenses consist of two primary components, lifting costs and production tax and other costs. For the 2002 period, lifting costs were $24.4 million versus $9.6 million in the 2001 period, an incease of 154%. Production taxes and other costs were $12.2 million in the 2002 period versus $7.2 million in the 2001 period, an increase of 69%. Both increases were primarily attributable to the Prize merger. For the 2002 period, lifting costs, on a unit of production basis, were $0.73 per Mcfe as compared to $0.64 per Mcfe in the 2001 period, an increase of 14% due to an increase in workover and remedial expense. Production tax and other costs were $0.37 per Mcfe in the 2002 period compared to $0.48 per Mcfe in the 2001 period, a decrease of 23% due to lower production taxes, which are a function of lower oil and gas prices on a unit basis.

     Our gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2002 period was $73.1 million, or $2.19 per Mcfe, compared to $60.1 million, or $3.99 per Mcfe in the 2001 period, a decrease of 45% on a per unit of production basis, primarily a result of a 36% decline in the product price received per Mcfe and a 2% decrease in lease operating expense per Mcfe.

Gathering, Marketing and Processing Operations:

     For the six months ended June 30, 2002, our gas gathering systems throughput was 15.2 MMcfe/day versus 16.4 MMcf/day for the same period in 2001, a decline of 7% due to normal well production declines behind the systems. Gas processing throughput was 19.6 MMcf/day in 2002 versus 13.3 MMcf/day in 2001, an increase of 47%. This increase is primarily due to the acquisition of a 100% owned interest in the Elmore City processing plant located in Oklahoma as a result of the Prize merger.

     Revenues from gas gathering, marketing and processing decreased 31% to $8.2 million in 2002 versus $11.9 million in 2001. We received lower prices for natural gas liquids and plant products sold in the 2002 period compared to the 2001 period. Operating costs for the gas gathering, marketing and processing segment decreased 44% to $6.1 million in 2002 from $11.0 million in 2001. Lower natural gas prices paid also affected the cost of gas marketed and processed. The 2001 period was also impacted by adverse gas imbalance pricing effects.

     The gross margin realized from gas gathering, marketing and processing for 2002 was $2.0 million versus $929 thousand in 2001, an increase of 119%. The gas gathering margin was $0.12 per Mcf gathered in 2002 versus $0.02 per Mcf in 2001, due to an increase in marketing spreads and due to the fact that the 2001 period was unfavorably impacted by adverse gas imbalance pricing. The gas processing margin was $0.44 per Mcf in 2002 compared to $0.31 per Mcf in 2001, due to the addition of the Elmore City plant and improved plant processing spreads.

Oil Field Management Services Operations:

     Revenues from oil field management services increased 29% to $1.4 million for the 2002 period versus $1.1 million in the 2001 period. This increase is primarily due to the Prize merger. Operating costs increased to $819 thousand in 2002 from $754 thousand in 2001, also due to the Prize merger. The gross margin for this segment in 2002 was $624 thousand versus $367 thousand in 2001, an increase of 70%, due to overhead costs charged.

Other Income and Expenses:

     Depreciation and depletion expense was $38.6 million in the 2002 period versus $17.1 million in the 2001 period, primarily the result of higher depletion expense calculated on a unit of production basis. Depreciation and depletion of oil and gas properties was $1.11 per Mcfe produced in 2002 versus $1.09 per Mcfe produced in 2001. This 2% increase in the equivalent unit cost was due primarily to the higher depletion rate associated with our properties located in the Gulf of Mexico.

     General and administrative expense for 2002 increased 79% to $6.7 million from $3.8 million in 2001. One cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its merger with Prize. We also incurred approximately $858 thousand in nonrecurring legal and accounting services involved with various registration statements and $251 thousand in transitional payroll costs associated with the Prize merger in the 2002 period. We recorded equity in earnings of affiliate of $382 thousand in 2002 versus earnings of $855 thousand in 2001. This decrease was due to reduced net earnings from gas marketing operations of the Company's 30% owned gas marketing affiliate. Other income was $165 thousand for 2002 versus $157 thousand in 2001, caused by an increase in interest income. We recognized a permanent impairment loss of $621 thousand on an investment held for resale in 2002 versus none in 2001. The Company recognized a $3.9 million loss in other non-cash hedging adjustments in 2002 versus a $1.7 million gain in 2001. In the 2002 period, $3.5 million of the loss relates to the amortization of hedge assets acquired in the Prize merger, while $400 thousand was the result of hedge ineffectiveness.

     Interest expense was $21.2 million for 2002 versus $10.0 million for 2001. Interest expense increased as a result of the addition of $300 million in 9.6% Senior Notes and an increase in the borrowing base and amount outstanding on the Senior Bank Credit Facility, both created in connection with the Prize merger. Additional interest expense was recorded as a result of new capital leases, vendor financed loans, and non-recourse indebtedness.

     We recorded an income tax benefit of $5.1 million on income before tax of $5.2 million in 2002 versus income tax expense of $12.6 million on income before tax of $33.2 million in 2001, resulting in a negative 98% effective rate in the 2002 period compared to a 38% effective rate in the 2001 period.. In the 2002 period, the Company was able to eliminate the $7.1 million valuation allowance on its NOL balances as a result of the merger with Prize. The 2001 period provision included a $1.9 million current provision due to alternative minimum tax regulations. We also incurred an extraordinary loss due to early extinguishment of debt of $621 thousand in the 2002 period versus $304 thousand in the 2001 period.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the six month periods in 2002 and 2001 was $537 thousand and $61.7 million, respectively. The substantial decrease in our operating cash flows in 2002 over 2001 was primarily the result of a reduction of balances due on payables that had accumulated at year-end and from the merger with Prize. Our net working capital position at June 30, 2002 was $3.7 million. On that date, Magnum Hunter also had $79.3 million available to be drawn under its Senior Bank credit facility.

     INVESTING ACTIVITIES. Net cash used in investing activities was $98.0 million in the 2002 period. We made capital expenditures of $56.2 million under our capital budget during 2002. Our capital expenditures are discussed in further detail below. For 2002, we also received proceeds from the sale of assets of $1.7 million, made a loan of $2.4 million to an affiliate and used $41.1 million associated with the merger of Prize.

     In the 2001 period, net cash used in investing activities was $85.4 million. We made cash expenditures of $84.5 million under our capital budget during 2001. Additionally, during 2001, we received a distribution of $1.0 million from an unconsolidated affiliate, and made an investment in an unconsolidated affiliate of $2.0 million, received proceeds from sale of assets of $4 thousand, and received payments on promissory notes receivable totaling $65 thousand.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $102.6 million in the 2002 period. We borrowed a total of $592.2 million, including $300 million in new 9.6% Senior Notes during the period. We also repaid borrowings of $461.4 million, including $155.7 million to pay off the previous bank credit facility, $245.8 million to pay off the Prize bank credit facility in connection with the merger, and the remainder to pay off other indebtedness. We paid $11.8 million in fees related to the newly issued Senior Notes and the new Senior Bank credit facility, loaned $2.7 million to the ESOP, purchased treasury stock for $13.8 million, purchased warrants for $98 thousand, made a loan to a stockholder and executive officer for $175 thousand, received payment on a loan to a stockholder and executive officer of $300 thousand, had an increase in restricted cash of $432 thousand, and had net proceeds from the issuance of common stock of $523 thousand. Our financing activities are discussed in further detail below.

     Net cash provided by financing activities was $25.6 million in the six months in 2001. We borrowed $171.5 million under our Senior Bank credit facility. We repaid borrowings under our Senior Bank credit facility of $137.6 million, made payments of $138 thousand on production payment and other loans, and repurchased $10.5 million principal value of our 10% Senior Notes on the open market for $10.8 million. We received $2.3 million in cash from the issuance of common stock. We paid $731 thousand for fees related to financing activities, made a loan to stockholders of $300 thousand, received repayment of stockholder loans of $360 thousand, had a decrease in restricted cash of $1.8 million, and purchased treasury stock for $621 thousand. Cash dividends paid were $169 thousand in 2001.

     CAPITAL RESOURCES. The following discussion of Magnum Hunter's capital resources refers to the Company and its affiliates (not including Bluebird for the 2001 period). Internally generated cash flow and the borrowing capacity under its Senior Bank credit facility are the Company's major source of liquidity. From time to time, the Company may also sell non- strategic properties in order to increase liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, the Company has accessed both the public and private capital markets to provide liquidity for specific activities and general corporate purposes.

     The Company amended and restated its Senior Bank Credit Facility (the "facility") in conjunction with the merger with Prize. The amended facility provides for total borrowings of $500 million, up from $225 million, and raises the borrowing base limit from $160 million to $300 million. Additionally, the expiration date of the facility was amended and extended to March 2005. After March 15, 2002, the facility was used to i) fund the cash component of the merger consideration paid to the Prize shareholders, ii) pay certain costs associated with the merger, and iii) for general corporate purposes.

     On March 15, 2002, the Company completed a private placement in the amount of $300 million of new unsecured Senior Notes due 2012. Interest on these Senior Notes bears a fixed annual rate of 9.6% due semi-annually, commencing September 15, 2002. Funds received from the issuance of these notes were used to i) retire outstanding indebtedness under the Prize commercial bank credit facility, ii) pay fees related to the issuance of the Senior Notes, and iii) for general corporate purposes.

     Subsequent to the issuance of the consolidated financial statements for the period ended March 31, 2002, the Company's management determined that the Company was not in compliance with the Funded Debt to EBITDA Ratio (as defined by the facility), of the amended and restated Senior Bank Credit Facility, at March 31, 2002. The Company obtained a waiver from its lenders as of March 31, 2002 and negotiated an amendment dated July 3, 2002 which adjusted the Funded Debt to EBITDA Ratio (as defined by the facility) to be less restrictive for the next four successive quarters ending March 31, 2003. The Company was in compliance with the revised financial covenants under the amended facility at June 30, 2002, and believes it will be able to comply with the revised financial covenants in the future.

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed production platforms and associated pipelines located in the Gulf of Mexico that were recently placed into service. The Company received total proceeds of $11.2 million in new funding which was used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds based on the one month LIBO rate, currently yielding a cost of approximately 5.27% per annum. For financial statement reporting purposes, this transaction was accounted for as a capital lease and was included in long-term debt.

     On March 15, 2002, the Company repaid its 7% notes payable to certain vendors in the total amount of $4.0 million plus accrued interest. On March 14, 2002, the Company borrowed an additional $2.5 million to finance its insurance premium for the year under a new note bearing a fixed interest rate of 4.25% per annum and with a maturity date of December 14, 2002.

     On March 7, 2002, Canvasback entered into a $10.0 million revolving credit agreement with a financial institution. The credit agreement provides for both LIBOR and prime based interest rate options ( 6.5% interest rate at June 30, 2002). On June 30, 2002, the remaining revolving loan balance of $5.8 million converted to a term loan, repayable on March 7, 2004, together with accrued interest. Proceeds from the loan were used to purchase the same amount in face value of the Company's 10% Senior Notes, which were acquired in 2001 by the Company and are being held as an investment. These 10% Senior Notes, together with $4.7 million of 10% Senior Notes formerly owned by Bluebird and contributed to Canvasback in its initial capitalization, serve as the only collateral for the loan. The loan is non-recourse to the Company.

     On May 1, 2002, the Company's Board of Directors announced an expansion of the Company's existing stock repurchase program originally established in June 2001. The Company or its affiliates were authorized to repurchase up to two million shares of the Company's common stock. At June 30, 2002, two million shares had been repurchased under the program, including 1,885,200 shares in 2002 at a cost of $13.8 million.

     On July 31, 2002, the Company announced that it had entered into a mutually binding commitment to sell certain non-core oil and gas assets to a new private limited partnership in the approximate amount of $50 million. The Company will be the general partner with a 5% initial ownership. The anticipated effective date of the sale is August 1, 2002. The proceeds from the sale will be used to reduce indebtedness and for general corporate purposes.

     In January 2001, the remaining 50% of the Company's outstanding 1999 Series A 8% Convertible preferred stock was converted by the holder to the Company's common stock at the conversion price of $5.25 per share. The Company no longer has any dividend paying preferred stock outstanding to a non-affiliated entity.

     On a semiannual basis, the Company's borrowing base under its Senior Bank credit facility is redetermined by the financial institutions who have committed to the Company based on their review of the Company's proved oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess. The next redetermination date will be no later than September 15, 2002.

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

     CAPITAL EXPENDITURES. During the 2002 period, the Company's total capital expenditures were $56.2 million, excluding the $602.3 million in properties acquired through the Prize merger. Exploration activities accounted for $17.0 million, development activities accounted for $34.6 million, additions to unproved properties not accounted for as exploration or development expenditures accounted for $3.9 million, and additions to other assets accounted for $700 thousand of the capital expenditures. The Company participated in the drilling of 52 wells during the 2002 period, of which 41 were onshore and 11 were offshore in the Gulf of Mexico. Nine of the 11 offshore wells were considered successful. Of the 52 wells drilled, 10 were exploratory wells, of which 8 were successful, and 42 were development wells, 41 of which were successful. As of June 30, 2002, the Company had total unproved oil and gas property costs of $153.6 million, consisting of $125.7 million acquired in the merger with Prize and $27.9 million of other property acquisition costs.

     For calendar year 2002, the Company has budgeted approximately $115 million for exploration and development activities. The Company is not contractually obligated to proceed with any of its material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, oilfield service costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations. In the normal course of business, the Company reviews opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company's growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company from time to time will be acceptable to the sellers. In the event of a future significant acquisition, the Company may require additional financing in connection therewith.

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

Inflation and Changes in Prices

     During the 2002 period, the Company experienced substantial decreases in the price for both oil and gas compared to the same period in the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically, the Company enters into futures, options, and swap contracts to reduce the effects of fluctuations in crude oil and gas prices. It is the policy of the Company not to enter into any such arrangements which exceed 75% of the Company's oil and gas production during the projected next 12 months. For the remainder of 2002, the Company has approximately 65% of its crude oil production hedged and 42% of its natural gas production hedged.

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

Hedging

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective for the Company beginning January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     The Company was obligated to nine crude oil derivatives, sixteen natural gas derivatives, and two interest rate derivatives on June 30, 2002. The Company has determined that all outstanding derivatives qualify as cash flow hedges and for hedge treatment as defined within SFAS No. 133, which requires the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. However, in connection with the merger with Prize on March 15, 2002, the Company purchased $7.6 million in hedge assets from Prize at fair value on that date, with no corresponding offset to other comprehensive income. During June 2002, the Company sold its position in one natural gas collar purchased in the Prize acquisition, realizing proceeds of $3.6 million which was char ged against hedge assets. Consequently, this net hedge balance of $4.0 million will amortize as a charge to other non-cash hedging adjustments over 33 months (30 remaining as of June 30, 2002). Future hedge ineffectiveness on the cash-flow hedges will be recorded in earnings.

     At June 30, 2002, the fair value of the Company's derivatives was as follows (in thousands):


Derivative Assets
------------------------------------------
Natural gas collars.......................  $        992
                                          ---------------
Total derivative assets...................  $        992
                                          ---------------
Derivative Liabilities
------------------------------------------
Natural gas collars.......................  $     11,882
Natural gas swaps.........................        12,952
Crude oil collars.........................           851
Crude oil swaps...........................         2,140
Interest rate swaps.......................  $      1,188
                                          ---------------
Total derivative liabilities..............  $     29,013
                                          ---------------
Net derivative liabilities................  $     28,021
                                          ===============

     For the three and six month periods ended June 30, 2002, the income statement includes a non-cash loss of $219 thousand and $377 thousand, respectively, related to the crude oil and natural gas derivatives and a non-cash loss of $3.1 million and $3.5 million, respectively, related to the amortization of hedge assets purchased in the Prize merger. The Company expects that the remaining balances in other comprehensive income at June 30, 2002 will be reclassified into the income statement within the next 30 months. During the next 12 months, $1.9 million of amortization of hedge assets purchased in the Prize merger will be expensed on the income statement. Additionally, $8.0 million of other comprehensive loss will be reclassified into the income statement during the next 12 months.

New Accounting Standards


     SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. In addition, SFAS No. 142 establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss will be recorded in operations. The Company incurred goodwill of $61.8 million as the result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS No. 142 did not have an impact on our consolidated financial statements on January 1, 2002.

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

     SFAS No. 146 - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)." Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of this standard.

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

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counter party to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     The Company is contractually obligated to a counter-party to provide a margin deposit in the form of cash or bank letter of credit should the aggregate fair value of hedge contracts held with the counter-party exceed a predetermined value.

     The following is a summary of the Company's open commodity hedge contracts as of June 30, 2002:

                                                               Weighted
                                    Weighted average       average ceiling
         Period    Volumes/day         floor price              price
        ---------------------------------------------------------------------
Oil       2002          8,500          $      23.35        $       25.74
Gas       2002         68,000          $       3.01        $        3.18
Oil       2003          1,000          $      21.25        $       21.25
Gas       2003        100,000          $       3.00        $        3.69
Gas       2004         15,000          $       3.00        $        4.20

     Based on future market prices at June 30, 2002, the fair value of open contracts to the Company was a liability of $26.8 million. If future market prices were to increase 10% from those in effect at June 30, 2002, the fair value of open contracts to the Company would be a liability of $41.2 million. If future market prices were to decline 10% from those in effect at June 30, 2002, the fair value of the open contracts to the Company would be a liability of $11.1 million.

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


           Type                Notional Amount     Termination Date     Pay Rate           Receive Rate
---------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable       $50,000,000           8/23/03         4.25% Fixed         3 month LIBOR
                                                                                           currently 1.90%

     Based on future market rates at June 30, 2002, the fair value of open contracts to the Company was a liability of $1.2 million. If future market rates were to increase 10% from those in effect at June 30, 2001, the fair value of open contracts to the Company would be a liability of $1.1 million. If future market rates were to decline 10% from those in effect at June 30, 2001, the fair value of the open contracts to the Company would be a liability of $1.3 million.

     Fixed and Variable Debt. The Company uses fixed and variable debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes, which are valued at their last traded value before June 30, 2002.


Expected Maturity Dates             2002        2003-6        2006           2007           2012         Total     Fair Value
--------------------------------------------------------------------------------------------------------------------------------
     (in thousands)
Variable Rate Debt:
Bank Debt with Recourse (a).....  $     -      $      -     $ 218,104      $      -      $       -   $ 218,104      $  218,104
Bank Debt without Recourse (b)..  $     -      $  5,834     $       -      $      -      $       -   $   5,834      $    5,834
Capital Leases (c)..............  $ 1,935      $  8,498     $       -      $      -      $       -   $  10,433      $   10,433

Fixed Rate Debt:
Senior Notes (d)................ $      -      $      -     $       -      $ 29,466      $       -   $ 129,466      $  132,378
Senior Notes (e)................ $      -      $      -     $       -      $      -      $ 300,000   $ 300,000      $  309,000
Note Payable (f)................ $  1,320      $      -     $       -      $      -      $       -   $   1,320      $    1,320
Other........................... $     10      $      -     $       -      $      -      $       -   $      10      $       10


-------------
(a) The average interest rate on the bank debt with recourse is 3.9%.
(b) The average interest rate on the bank debt without recourse is 6.5%.
(c) The average interest rate on the two capital leases is 5.3%
(d) The interest rate on the senior notes due 2007 is a fixed 10%.
(e) The interest rate on the senior notes due 2012 is a fixed 9.6%
(f) The interest rate on the note payable to vendors is 4.25%

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Number           Description of Exhibit
-----------      -------------------------
3.1 & 4.1        Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
                 33-30298-D)
3.2 & 4.2        Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3        Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
                 Form SB-2, File No. 33-66190)
3.4 & 4.4        Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
                 Form S-3, File No. 333-30453)
3.5 & 4.5        Articles of Amendment to Articles of Incorporation (incorporated by reference to Form 10-K for the year ended December 31, 2001)
3.6 & 4.6        By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190)
3.7 & 4.7        Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File No. 333-76774)
3.8 & 4.8        Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated
                 December 26, 1996, filed January 3, 1997)
3.9 & 4.9        Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock (Incorporated by
                 reference to Registration Statement on Form S-3, File No. 333-30453)
4.10             Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock  Transfer
                 & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File
                 No. 333-82552)
4.11             Form of Warrant Agreement by and between Midland Resources, Inc. and Stock Transfer Company of
                 America, Inc., as warrant agent, dated November 1, 1990 (Incorporated by reference to Registration Statement on Form S-3, File No. 333-83376)
4.12             Form of Warrant Agreement by and between Vista Energy Resources, Inc. and American Stock Transfer &
                 Trust Company, as warrant agent, dated October 28, 1998 (Incorporated by reference to Registration
                 Statement on Form S-3, File No. 333-83376)
4.13             Indenture dated May 29, 1997 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to Registration
                 Statement on Form S-4, File No. 333-2290)
4.14             Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by
                 reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14, 1999)
4.15             Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form S-4, File No.
                 333-2290)
4.16             Indenture, dated March 15, 2002, 2002, between Magnum Hunter Resources, Inc., the subsidiary  guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
4.17             Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources, Inc.
                 and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated January 7,
                 1998, filed January 9, 1998)
10.1             Fourth Amended and Restated Credit Agreement, dated March 15, 2002, between Magnum Hunter
                 Resources, Inc. and Bankers Trust Company, et al  (Incorporated by reference to Form 10-K for the year ended
                 December 31, 2001)
10.2*            Amendment to Fourth Amended and Restated Credit Agreement.
10.3             Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end
                 December 31, 1999 filed March 30, 2000)
10.4             Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end
                 December 31, 1999 filed March 30, 2000)
10.5             Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the year ended December
                 31, 2001)
10.6             Employment Agreement for R. Douglas Cronk  (Incorporated by reference to Form 10-K for the year ended
                 December 31, 2001)

10.7             Employment Agreement for Charles Erwin  (Incorporated by reference to Form 10-K for the year ended
                 December 31, 2001)


10.8             Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas Company,
                 Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated
                 April 30, 1997, filed May 12, 1997)
10.9             Purchase and Sale Agreement between Magnum Hunter Resources, Inc. , NGTS, et al., dated December 17,
                 1997  (Incorporated by reference to Form 8-K, dated December 17, 1997, filed December 29, 1997)
10.10            Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc. and
                 Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end December
                 31, 1998 filed April 14, 1999)
10.11            Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to
                 Form 10-Q/A for the period ended June 30, 2000 filed November 30, 2000)

* Filed herewith

(b) Reports on Form 8-K

     1) Form 8-K filed April 22, 2002 under Item 9.
     2) Form 8-K filed April 30, 2002 under Item 9.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.

 By   /s/Gary C. Evans                                     August 14, 2002
      ----------------------------------
      Gary C. Evans
      Chairman, President and Chief Executive Officer



 By   /s/ Chris Tong                                       August 14, 2002
      ----------------------------------
      Chris Tong
      Senior Vice President and Chief Financial Officer




 By   /s/ David S. Krueger                                 August 14, 2002
      ----------------------------------
      David S. Krueger
      Vice President and Chief Accounting Officer




 By   /s/ Morgan F. Johnston                               August 14, 2002
      ----------------------------------
      Morgan F. Johnston
      Vice President, General Counsel and Secretary

               Informational Addendum to Report on Form 10-Q Filed
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           (Not Filed Pursuant to the Securities Exchange Act of 1934)


     Solely for the purpose of meeting the apparent requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this quarterly report on Form 10-Q, the undersigned hereby certify that:

     (1) this quarterly report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in this quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Magnum Hunter Resources, Inc.


/s/Gary C. Evans                            /s/Chris Tong
---------------------------------           -----------------------------------
Gary C. Evans, Chairman                     Chris Tong
President and Chief Executive Officer       Senior Vice President
(principal executive officer)               and Chief Financial Officer
Date:  August 14, 2002                      (principal financial officer)
                                            Date:  August 14, 2002