Form 10-Q
period 2002-09-30
MAGNUM HUNTER RESOURCES INC
filed 2002-11-14
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
        of 1934
      For the Quarterly Period Ended September 30, 2002
                                     ------------------

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
        of 1934
      For the Transition Period from .......... to ..........


                    Commission File Number .......... 1-12508
                                                      -------


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

                                 (972) 401-0752
                                ----------------
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2002: 68,358,749.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                     September 30,                 December 31,
                                                                                          2002                         2001
                                                                                ---------------------------------------------------
                                         ASSETS                                      (Unaudited)
Current Assets
   Cash and cash equivalents....................................................   $       4,646                    $      2,755
   Restricted cash..............................................................             329                               -
   Accounts receivable
      Trade, net of allowance of $4,376 and $3,264 respectively.................          42,511                          14,251
      Due from affiliates.......................................................              50                             235
   Notes receivable.............................................................           2,450                               -
   Notes receivable from affiliate..............................................             300                             300
   Deferred tax asset...........................................................          12,500                             300
   Derivative assets, current...................................................             267                           5,045
   Prepaid and other............................................................          11,281                           2,220
                                                                                ---------------------------------------------------
      Total Current Assets                                                                74,334                          25,106
                                                                                ---------------------------------------------------
Property, Plant, and Equipment
   Oil and gas properties, full cost method
      Unproved..................................................................         153,995                          18,653
      Proved....................................................................       1,045,381                         556,766
   Pipelines....................................................................          33,861                          12,642
   Other property...............................................................           6,441                           3,640
                                                                                ---------------------------------------------------
   Total Property, Plant and Equipment..........................................       1,239,678                         591,701
      Accumulated depreciation, depletion, amortization and impairment..........        (234,810)                       (171,864)
                                                                                ---------------------------------------------------
   Net Property, Plant and Equipment............................................       1,004,868                         419,837
                                                                                ---------------------------------------------------
Other Assets
   Deposits and other assets....................................................          13,503                           4,420
   Investment in unconsolidated affiliates......................................           6,542                           5,022
   Goodwill.....................................................................          59,254                               -
                                                                                ---------------------------------------------------
Total Assets....................................................................   $   1,158,501                    $    454,385
                                                                                ===================================================
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Trade payables and accrued liabilities.......................................   $      55,049                    $     41,446
   Suspended revenue payable....................................................           8,208                           2,154
   Derivative liabilities, current..............................................          30,965                             996
   Current maturities of long-term debt, with recourse..........................           1,945                              73
   Notes payable................................................................             443                           4,044
                                                                                ---------------------------------------------------
      Total Current Liabilities.................................................          96,610                          48,713
                                                                                ---------------------------------------------------
Long-Term Liabilities
   Long-term debt, with recourse, less current maturities.......................         602,382                         284,466
   Long-term debt, non recourse.................................................           5,834                               -
   Production payment liability.................................................             134                             203
   Derivative liabilities, noncurrent...........................................           7,345                           1,531
   Deferred income taxes payable................................................          94,836                           1,498
Stockholders' Equity
   Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated as Series A;
        80,000 issued and outstanding, liquidation amount $0....................               -                               -
      1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased and held for remarketing
         by subsidiary, liquidation amount $10,000,000..........................               1                               1
   Common Stock - $.002 par value; 100,000,000 shares authorized;
         71,024,012 and 36,588,097 shares issued, respectively..................             142                              73
   Additional paid-in capital...................................................         419,861                         157,836
   Accumulated other comprehensive income (loss)................................         (22,651)                          1,632
   Accumulated deficit..........................................................         (24,193)                        (36,636)
   Receivable from stockholder..................................................            (442)                           (442)
   Unearned common stock in ESOP, at cost (837,952 and 468,652 shares,
         respectively)..........................................................          (5,259)                         (2,576)
                                                                                ---------------------------------------------------
                                                                                         367,459                         119,888
   Treasury stock, at cost (2,385,113 and 441,813 shares of common
         stock, respectively)...................................................         (16,099)                         (1,914)
                                                                                ---------------------------------------------------
   Total Stockholders' Equity...................................................         351,360                         117,974
                                                                                ---------------------------------------------------
Total Liabilities and Stockholders' Equity......................................   $   1,158,501                    $    454,385
                                                                                ===================================================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
                                                               --------------------------------------------------------------------
                                                                      2002           2001                2002             2001
                                                               --------------------------------------------------------------------
Operating Revenues:
  Oil and gas sales............................................  $     66,364    $     29,814        $   176,057      $   106,675
  Gas gathering, marketing and processing......................         5,456           3,775             13,634           15,707
  Oil field management services................................         1,013             273              2,456            1,394
                                                               --------------------------------------------------------------------
       Total Operating Revenues................................        72,833          33,862            192,147          123,776
                                                               --------------------------------------------------------------------
Operating Costs and Expenses:
  Oil and gas production lifting costs.........................        14,031           5,389             38,417           14,995
  Production taxes and other costs.............................         8,123           2,729             20,348            9,913
  Gas gathering, marketing and processing......................         4,026           3,083             10,172           14,086
  Oil field management services................................           728             201              1,547              955
  Depreciation, depletion and amortization.....................        24,309          12,218             62,947           29,319
  Gains on sale of assets......................................           (29)              -                (29)              (4)
  General and administrative...................................         2,872           2,040              9,619            5,817
                                                               --------------------------------------------------------------------
       Total Operating Costs and Expenses......................        54,060          25,660            143,021           75,081
                                                               --------------------------------------------------------------------
Operating Profit...............................................        18,773           8,202             49,126           48,695
  Equity in earnings of affiliate..............................           534             334                916            1,189
  Other income.................................................            93              67                258              224
  Provision for impairment of investments......................             -               -               (621)               -
  Other non-cash hedging adjustments...........................        (1,507)         (1,091)            (5,430)              563
  Interest expense.............................................       (13,474)         (4,340)           (34,649)          (14,328)
                                                               --------------------------------------------------------------------
Income before income tax benefit/(expense).....................         4,419           3,172              9,600           36,343
  Provision for income tax benefit/(expense)
       Current.................................................             -           1,885                  -                -
       Deferred................................................        (1,673)         (3,086)             3,464          (13,765)
                                                               --------------------------------------------------------------------
            Total provision for income tax benefit/(expense)...        (1,673)         (1,201)             3,464          (13,765)
                                                               --------------------------------------------------------------------
Income before extraordinary loss...............................         2,746           1,971             13,064           22,578
Extraordinary loss from early extinguishment of debt, net
    of income tax benefit of $379 in 2002 and $186 in 2001.....             -               -               (621)            (304)
                                                               --------------------------------------------------------------------
Net Income.....................................................  $      2,746    $      1,971        $    12,443      $    22,274
                                                               ====================================================================
Comprehensive Income:
  Net Income...................................................  $      2,746    $      1,971        $    12,443      $    22,274
Other Comprehensive Income (Loss), net of tax
  Cumulative effect on prior years of a change in accounting
    principle..................................................             -               -                  -           (1,757)
  Reclassification adjustment related to derivative contracts..         2,224            (380)             1,179            3,049
  Change in fair value of outstanding hedge positions..........        (7,952)             64            (25,975)            (211)
  Unamortized cost basis of purchased hedges...................           513               -                513                -
  Unrealized loss on investments...............................             -            (537)              (323)            (934)
  Reclassification adjustment for loss on investments..........             -               -                323                -
                                                               --------------------------------------------------------------------
Comprehensive Income (Loss)....................................  $     (2,469)   $      1,118        $   (11,840)     $    22,421
                                                               ====================================================================
Income per Common Share - Basic
  Income before Extraordinary Loss.............................  $       0.04    $       0.06        $      0.22      $      0.65
  Extraordinary Loss...........................................             -               -              (0.01)           (0.01)
                                                               --------------------------------------------------------------------
Income per Common Share - Basic................................  $       0.04    $       0.06        $      0.21      $      0.64
                                                               ====================================================================
Income per Common Share - Diluted
  Income Before Extraordinary Loss.............................  $       0.04    $       0.05        $      0.22      $      0.61
  Extraordinary Loss...........................................             -               -              (0.01)           (0.01)
                                                               --------------------------------------------------------------------
Income per Common Share - Diluted..............................  $       0.04    $       0.05        $      0.21      $      0.60
                                                               ====================================================================
Common Shares Used in Per Share Calculation
  Basic........................................................        67,679          34,897             59,411           34,790
                                                               ====================================================================
  Diluted......................................................        68,553          36,806             60,524           37,179
                                                               ====================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED September 30, 2002
                                   (Unaudited)
                                 (in thousands)

                                                      Preferred Stock         Common Stock            Treasury Stock
                                                     Shares     Amount      Shares     Amount       Shares       Amount
                                                   ---------------------------------------------------------------------------
Balance at December 31, 2001.......................  1,080      $  1        36,588     $   73         (442)     $  (1,914)
  Common stock and warrants issued in Prize
     Energy Corp. merger, less fees................                         34,063         68
  Exercise of employees' common stock options......                            373          1
  Deferred tax benefit on exercise of employee
     stock options.................................
  Exercise of warrants.............................                              -          -
  Purchase of warrants.............................
  Purchase of treasury stock.......................                                                 (1,943)       (14,185)
  Net income.......................................
  Reclassification adjustment related to
    derivative contracts...........................
  Change in fair value of outstanding
    hedging positions..............................
  Unamortized cost basis of purchased
    hedges.........................................
  Unrealized loss on investments...................
  Reclassification adjustment for loss on
    investments....................................
  Loan to ESOP.....................................
                                                   ---------------------------------------------------------------------------
Balance at September 30, 2002......................  1,080      $  1        71,024     $  142       (2,385)     $ (16,099)
                                                   ===========================================================================

                                                                 Accumulated
                                                 Additional         Other                      Receivable    Unearned Shares in
                                                  Paid-In       Comprehensive   Accumulated       from             ESOP
                                                  Capital       Income (Loss)     Deficit      Stockholder  Shares       Amount
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2001..................... $ 157,836     $    1,632      $   (36,636)    $  (442)    (469)       $  (2,576)
  Common stock and warrants issued in Prize
     Energy Corp. merger, less fees..............   260,454
  Exercise of employees' common stock options....     1,419
  Deferred tax benefit on exercise of employee
     stock options...............................       249
  Exercise of warrants...........................         1
  Purchase of warrants...........................       (98)
  Purchase of treasury stock.....................
  Net income.....................................                                    12,443
  Reclassification adjustment related to
    derivative contracts.........................                    1,179
  Change in fair value of outstanding
    hedging positions............................                  (25,975)
  Unamortized cost basis of purchased
    hedges.......................................                      513
  Unrealized loss on investments.................                     (323)
  Reclassification adjustment for loss on
    investments..................................                      323
  Loan to ESOP...................................                                                           (369)          (2,683)
                                                 ----------------------------------------------------------------------------------
Balance at September 30, 2002.................... $ 419,861     $  (22,651)     $   (24,193)    $  (442)    (838)       $  (5,259)
                                                 ==================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                ----------------------------------------------
                                                                                        2002                    2001
                                                                                ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income....................................................................   $      12,443            $     22,274
  Adjustments to reconcile net income to cash provided by operating activities:
       Extraordinary loss.......................................................             621                     304
       Depreciation, depletion and amortization.................................          62,947                  29,319
       Amortization of financing fees...........................................           1,431                     961
       Imputed interest on debt due to merger...................................             108                       -
       Deferred income taxes....................................................          (3,464)                 13,765
       Equity in income of unconsolidated affiliate.............................            (916)                 (1,189)
       Gain on sale of assets...................................................             (29)                     (4)
       Provision for impairment of investments..................................             621                       -
       Other non-cash hedging adjustments.......................................           5,430                    (563)
       Changes in certain assets and liabilities:
            Accounts and notes receivable.......................................          (9,711)                 10,683
            Derivative assets...................................................           3,600                     208
            Refund (payment) of income taxes....................................              87                    (731)
            Other current assets................................................          (7,695)                 (1,384)
            Accounts payable and accrued liabilities............................         (26,196)                  5,515
                                                                                -------------------------------------------
  Net Cash Provided By Operating Activities.....................................          39,277                  79,158
                                                                                -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets..................................................          56,592                     706
  Additions to property and equipment...........................................         (98,241)               (153,259)
  Cash paid in Prize merger, net of cash on hand in Prize.......................         (41,097)                      -
  Increase in note receivable...................................................          (2,450)                      -
  Payments received on note receivable..........................................               -                      66
  Distribution from unconsolidated affiliate....................................             161                   1,589
  Investment in unconsolidated affiliate........................................            (765)                 (2,000)
                                                                                -------------------------------------------
  Net Cash Used In Investing Activities.........................................         (85,800)               (152,898)
                                                                                -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of long-term debt..................................         610,683                 231,980
  Fees paid related to financing activities.....................................         (11,899)                   (825)
  Payments of principal on long-term debt and production payment................        (534,496)               (157,539)
  Loan made to stockholder......................................................            (300)                   (300)
  Repayment of note receivable from affiliate...................................             300                     360
  Loan made to ESOP.............................................................          (2,683)                   (749)
  Proceeds from issuance of common stock, net of offering costs.................           1,421                   3,248
  Purchase of warrants..........................................................             (98)                      -
  Purchase of treasury stock....................................................         (14,185)                 (1,015)
  (Increase)/decrease in restricted cash for payment of notes payable...........            (329)                  1,820
  Cash dividends paid...........................................................               -                    (169)
                                                                                -------------------------------------------
  Net Cash Provided By Financing Activities.....................................          48,414                  76,811
                                                                                -------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................           1,891                   3,071
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................           2,755                       9
                                                                                -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $       4,646            $      3,080
                                                                                ===========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash interest paid............................................................   $      40,222            $     10,613
                                                                                ===========================================


     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     The consolidated balance sheet of Magnum Hunter Resources, Inc. and subsidiaries (the "Company") as of September 30, 2002, the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2002 and 2001, the consolidated statement of stockholders' equity for the nine months ended September 30, 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2002, results of operations, changes in stockholders' equity and cash flows for the three and nine month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2001 annual report and on Form 10-K for the Company. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     During the first quarter of 2002, the Company merged with Prize Energy Corp. ("Prize"), a publicly traded independent oil and gas development and production company. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes, was effective as of March 1, 2002. As such, the operating results for the three and nine months ended September 30, 2002, include three months and seven months of contributions from Prize, respectively. See Note 2 for further discussion of the Prize merger.

     On March 1, 2002, the Company created two unrestricted wholly-owned subsidiaries, Canvasback Energy, Inc., and Redhead Energy, Inc. Canvasback Energy, Inc. and Redhead Energy, Inc. will hereafter be collectively referred to as Canvasback since Redhead Energy, Inc. is a wholly-owned subsidiary of Canvasback. On March 15, 2002, Bluebird Energy, Inc. ("Bluebird") transferred all of its assets to Canvasback, which effectively capitalized Canvasback. Upon completion of this transfer, Bluebird was merged into Magnum Hunter Production, Inc., a wholly-owned subsidiary of Magnum Hunter Resources, Inc.

     Effective September 1, 2002, the Company sold approximately 41 billion cubic feet equivalent of proved producing reserves to a new private limited partnership in which the Company is the general partner with a 5% initial ownership interest. The sales proceeds of $49.0 million ($46.6 million to the Company) were used to reduce bank debt. Also, effective September 1, 2002, the Company sold approximately 7.1 billion cubic feet equivalent of proved producing reserves at various auctions for $8.0 million, the proceeds of which were used to reduce bank debt. Total proceeds from the sale of oil and gas properties through September 30, 2002, have been $56.6 million, of which $53.9 million is attributable to properties acquired in the Prize merger. These sales are part of the Company's plan to sell up to $95 million of non-core oil and gas assets during fiscal 2002, with proceeds used to reduce overall indebtedness as the Company seeks to improve its debt-to-equity ratio and streamline its operations. Additional non-core properties are expected to be sold in the fourth quarter of 2002 and the first quarter of 2003.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

the ability of consolidated or unconsolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans, or advances.

NOTE 2 - MERGER WITH PRIZE ENERGY CORP.

     On March 15, 2002, the Company merged with Prize, a publicly traded independent oil and gas development and production company based in Grapevine, Texas. The transaction was accounted for as a purchase of Prize by the Company in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 141 "Business Combinations", which requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001. Under the terms of the merger, the Company distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The purchase price, computed from the equity and cash consideration given at the time of the merger, was allocated to the fair value of the net assets acquired. The amount of purchase price in excess of the fair value of Prize's net assets was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which was adopted by the Company on January 1, 2002, the goodwill realized in the merger with Prize will not be amortized. However, future evaluations of goodwill will be performed annually to determine whether any impairment has occurred. The Company has not completed the final allocation of the purchase price to the fair value of the specific assets and liabilities of Prize and the related business integration plan. The Company expects that the ultimate purchase price allocation, which will be made on or before March 31, 2003, may include additional adjustments to the fair value of the specific assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of certain assets and liabilities differ from their preliminary purchase price allocation, such differences would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill. The following table summarizes the total assumed purchase price and related preliminary allocation to the net assets acquired (000's) as of September 30, 2002:

Total Purchase Price:
     Fair Value of 34,062,963 shares of Magnum Hunter
       common stock............................................................ $        257,175
     Cash consideration........................................................           70,851
     Fair Value of Prize warrants..............................................            3,416
                                                                               -------------------
          Total................................................................  $       331,442
                                                                               ===================
Net Preliminary Purchase Price Allocation:
     Net purchase price........................................................  $       331,442
     Historical net assets acquired............................................         (145,929)
                                                                               -------------------
     Excess purchase price.....................................................          185,513
     Adjustment of proved oil and gas properties to fair value.................          (58,223)
     Adjustment of unproved oil and gas properties to fair value...............         (124,766)
     Adjustment of gas plant to fair value.....................................          (18,977)
     Write-off of historical Prize deferred financing costs....................            2,386
     Other fair value adjustments..............................................            2,163
     Imputed interest on debt due to merger....................................             (108)
     Additional deferred income taxes..........................................           75,222
                                                                               -------------------
          Excess purchase price allocated to goodwill..........................  $        63,210
                                                                               ===================

     During the third quarter of 2002, the Company divested of a number of properties that were acquired in the Prize merger. Total proceeds received on the Prize divestitures were approximately $53.9 million. In accordance with SFAS 142, the Company attached $4.0 million of goodwill to the divested properties. Proceeds (net of goodwill) of approximately

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

$49.9 million were applied against the full cost pool. The remaining goodwill balance at September 30, 2002 was $59.3 million. Also in accordance with SFAS 142, the Company performed a goodwill impairment test at September 30, 2002. Test results showed no impairment of goodwill.

     The following summary, prepared on a pro forma basis, presents the results of operations for the three and nine month periods ended September 30, 2002 and 2001, as if the acquisition of Prize occurred as of the beginning of the respective periods. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

                         Pro Forma Results of Operations
                                   (Unaudited)
             (in thousands of dollars, except for per share amounts)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                              -------------------------------------------------------------------------
                                                     2002               2001              2002                2001
                                              -------------------------------------------------------------------------
Total Operating Revenues......................    $   72,833        $    68,548      $    219,151        $    269,488
Total Operating Costs and Expenses............       (54,060)           (51,313)         (165,296)           (176,170)
                                              -------------------------------------------------------------------------
Operating Profit..............................        18,773             17,235            53,855              93,318
Interest expense and other....................       (14,354)           (13,719)          (44,790)            (30,345)
                                              -------------------------------------------------------------------------
Income before income tax......................         4,419              3,516             9,065              62,973
Benefit (Provision) for income tax............        (1,673)            (1,331)            3,782             (23,851)
Extraordinary loss from early
     extinguishment of debt...................             -                  -              (621)               (304)
                                              -------------------------------------------------------------------------
Net Income                                        $    2,746        $     2,185      $     12,226        $     38,818
                                              =========================================================================
Net Income Per Common Share
     Basic....................................    $     0.04        $      0.03      $       0.18        $       0.56
                                              =========================================================================
     Diluted..................................    $     0.04        $      0.03      $       0.18        $       0.54
                                              =========================================================================


                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the basic and diluted earnings per share computations:

                                                                              Three Months Ended
                                                  ----------------------------------------------------------------------------------
                                                            September 30, 2002                     September 30, 2001
                                                  ----------------------------------------------------------------------------------
                                                                            Per Share                                    Per Share
                                                     Income     Shares       Amount          Income        Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (Thousands, except per share amounts)
Basic EPS
     Income available to common
          stockholders............................ $    2,746   67,679      $    0.04      $     1,971     34,897        $   0.06
                                                                            =========                                    =========
Effect of Dilutive Securities
     Warrants.....................................                 -0-                             -0-        156
     Options......................................                 874                             -0-      1,753
                                                  ---------------------                    -----------------------
Diluted EPS
     Income available to common stockholders
          and assumed conversions................. $    2,746   68,553      $    0.04      $     1,971     36,806        $   0.05
                                                  =================================================================================


                                                                             Nine Months Ended
                                             -------------------------------------------------------------------------------------
                                                        September 30, 2002                         September 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                   (Thousands, except per share amounts)
                                                                           Per Share                                   Per Share
                                             Income          Shares          Amount           Income      Shares        Amount
                                             -------------------------------------------------------------------------------------
     Income before extraordinary loss........ $   13,064                  $    0.22        $  22,578                   $  0.65
     Less: Extraordinary loss................       (621)                     (0.01)            (304)                    (0.01)
                                             ------------                 ---------------------------                  ---------
Basic EPS
     Income available to common
          stockholders....................... $   12,443     59,411       $    0.21        $  22,274      34,790       $  0.64
                                                                          ==========                                   ========
Effect of Dilutive Securities
     Warrants................................        -0-         46                              -0-         222
     Options.................................        -0-      1,067                              -0-       2,167
                                             ----------------------                             -----------------
Diluted EPS
     Income available to common stockholders
          and assumed conversions............ $   12,443     60,524       $    0.21        $  22,274      37,179       $  0.60
     Add Back: Extraordinary loss............        621                       0.01              304                      0.01
                                             -------------------------------------------------------------------------------------
     Income before Extraordinary loss........ $   13,064     60,524       $    0.22        $  22,578      37,179       $  0.61
                                             =====================================================================================



     At September 30, 2002, warrants representing 12,091,294 shares of common stock and options representing 6,791,534 shares of common stock were outstanding. The total outstanding warrants includes the remainder of the conversion of Prize warrants in connection with the merger into Magnum Hunter on March 15, 2002 (See Note 2) into 4,271,813 Magnum Hunter warrants. Additionally, the Company distributed on March 21, 2002, one warrant for every five shares of the Company's common stock owned on January 10, 2002, for a total of 7,228,457 warrants. During the three months ended September 30, 2002, the Company issued 1,836,250 stock options to its employees and directors at a weighted average exercise price of $5.37 per share. At September 30, 2001, warrants representing 644,749 shares of common

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

stock and options representing 4,086,500 shares of common stock were outstanding. On January 1, 2001, the remaining $25.0 million (liquidation value) of the Company's 1999 Series A 8% convertible preferred stock was converted into 4,761,904 shares of common stock. For the three and nine month periods ended
September 30, 2002, 12,091,394 shares and 11,661,563 shares of stock representing warrants, respectively, and 3,289,600 shares and 3,286,767 shares of stock representing options, respectively, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of the Company's stock for these periods. For the three and nine month periods ended September 30, 2001, no shares of stock representing warrants and 45,000 shares and 31,667 shares of stock representing options, respectively, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of the Company's stock for these periods.

NOTE 4 - DEBT

     The Company amended and restated its Senior Bank Credit Facility (the "Facility") in conjunction with the merger with Prize. The amended Facility provides for total borrowings of $500 million, up from $225 million, and raised the borrowing base limit from $160 million to $300 million. Additionally, the expiration date of the Facility was amended and extended to March 2005. After March 15, 2002, the Facility was used to i) fund the cash component of the merger consideration paid to the Prize shareholders, ii) pay certain costs associated with the merger, and iii) for general corporate purposes. In connection with the divestiture of certain oil and gas properties described below, the borrowing base was reduced to $250 million on September 3, 2002.

     The amended Facility was treated as a new credit facility on the effective date of March 15, 2002. As such, the outstanding balances on the Facility prior to March 15, 2002 were paid off with the proceeds received on March 15, 2002. The original capitalized debt issuance costs of $621 thousand, net of tax, related to the prior Facility were written off as an extraordinary loss from early extinguishment of debt during the quarter ended March 31, 2002.

     The amended Facility requires the Company to comply with certain financial tests and maintain certain financial ratios. The Company was not in compliance with the Funded Debt to EBITDA Ratio (as defined by the Facility) at March 31, 2002. The Company obtained a waiver from its lenders as of March 31, 2002 and negotiated an amendment dated July 3, 2002 which adjusted the Funded Debt to EBITDA Ratio (as defined by the Facility) to be less restrictive for the next four successive quarters ending March 31, 2003. The Company was in compliance with all financial covenants under the amended Facility at September 30, 2002, and believes it will be able to comply with the revised financial covenants in the future.

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

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed production platforms and associated pipelines located in the Gulf of Mexico that had been earlier placed into service. The Company received total proceeds of $11.2 million in new funding which was used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds based on the one month LIBOR, currently yielding a cost of approximately 5.2% per annum. For financial statement reporting purposes, this transaction was accounted for as a capital lease and has been included in long-term debt.

     On March 15, 2002, the Company repaid its 7% notes payable to certain vendors in the total amount of $4.0 million plus accrued interest. On March 14, 2002, the Company borrowed an additional $2.5 million to finance its insurance premium for the year under a new note bearing a fixed interest rate of 4.25% per annum and with a maturity date of December 14, 2002.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

     On March 7, 2002, Canvasback entered into a $10.0 million revolving credit agreement with a financial institution. The credit agreement provides for both LIBOR and prime based interest rate options (6.5% interest rate at September 30, 2002). On June 30, 2002, the remaining revolving loan balance of $5.8 million converted to a term loan, repayable on March 7, 2004, together with accrued interest. Proceeds from the loan were used to purchase the same amount in face value of the Company's 10% Senior Notes, which were acquired in 2001 by the Company and were being held as an investment. These 10% Senior Notes, together with $4.7 million of 10% Senior Notes formerly owned by Bluebird and contributed to Canvasback in its initial capitalization, serve as the only collateral for the loan. On September 12, 2002, the terms of the credit agreement were amended to allow for additional advances of approximately $1.2 million. Canvasback may use the additional availability of funds to purchase incremental 10% Senior Notes of the Company or to make an advance or to pay a dividend to an affiliate. The loan is non-recourse to the Company.

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

     The Company was obligated to twelve crude oil derivatives, sixteen natural gas derivatives, and two interest rate derivatives on September 30, 2002. The Company has determined that all outstanding derivatives qualify as cash flow hedges and for hedge treatment as defined within SFAS No. 133, which requires the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. Hedge ineffectiveness on the cash-flow hedges is recorded in earnings.

     At September 30, 2002, the fair value of the Company's derivatives were as follows (in thousands):

Derivative Assets
-----------------------
Natural gas collars.........................        $       267
                                            ---------------------
Total derivative assets.....................        $       267
                                            ---------------------
Derivative Liabilities
-----------------------
Natural gas collars.........................        $    13,390
Natural gas swaps...........................             16,831
Crude oil collars...........................              2,608
Crude oil swaps.............................              4,141
Interest rate swaps.........................              1,340
                                            ---------------------
Total derivative liabilities................        $    38,310
                                            ---------------------
Net derivative liabilities..................        $    38,043
                                            ---------------------


     For the three and nine month periods ended September 30, 2002, the income statement includes a non-cash hedging ineffectiveness loss of $245 thousand and $622 thousand, respectively, related to the crude oil and natural gas derivatives and a non-cash loss of $1.3 million and $4.8 million, respectively, related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amounts relating to hedge contracts acquired in the Prize merger that will be reclassified into the income statement in years 2002, 2003, and 2004 are a $1.3 million loss, $1.3 million gain and $0.8 million gain, respectively. It is estimated at this time that $18.7 million of other comprehensive loss will be reclassified into the income statement during the next 12 months.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

NOTE 6 - INCOME TAXES

     The Company realized a tax benefit of $3.5 million for the nine month period ended September 30, 2002. This benefit was realized as a result of the reversal of the $7.1 million valuation allowance for the Company's net operating losses and tax credit carryforwards from 2001 and earlier years. The Company believes that due to the merger with Prize, it will be possible to generate future taxable income to utilize these prior losses and carryforwards and that the valuation allowance is no longer needed.

     At September 30, 2002, the Company had a deferred tax asset of $12.5 million and a deferred tax liability of $94.8 million, for a net deferred tax liability of $82.3 million. The majority of this balance was booked as a result of the Prize merger; $41.0 million related to Prize's historical deferred tax liability and $75.2 million related to the deferred taxes computed on the purchase price in excess of historical net assets, excluding goodwill. Additionally, the $12.5 million deferred tax asset is related to the portion of Prize's total net operating loss and tax assets that may be used by the Company as carrybacks, to the extent of available offsetting prior operating profits generated by Prize. This deferred tax asset was included in the Company's original goodwill allocation resulting from the Prize merger. Subsequent to September 30, 2002, the Company received a refund from the Internal Revenue Service of approximately $3.1 million relating to this asset. Additional refunds are anticipated upon filing of Prize's tax return for fiscal 2002.

NOTE 7 - SEGMENT DATA

     The Company has three reportable segments. The Exploration and Production segment is engaged in exploratory and developmental drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas
Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

     Segment data for the periods ended September 30, 2002 and 2001 follows (in thousands):

                                                          Gas Gathering,
                                          Exploration &    Marketing &    Oil Field
  Three Months Ended September 30, 2002:   Production       Processing     Services     All Other    Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........... $     66,364     $  5,456      $  1,013      $        -                  $      72,833
Intersegment revenues.....................                     3,480         4,199               -      (7,679)
Depreciation, depletion and amortization..       23,360          576           133             240                         24,309

Segment profit (loss).....................       20,848          928         1,447          (4,450)                        18,773
Equity in earnings of affiliates..........                                                     534                            534
Interest expense..........................                                                 (13,474)                       (13,474)
Other income (expense)....................                                                  (1,414)                        (1,414)
                                                                                                                  -----------------
Income before income taxes................                                                                          $       4,419
Provision for income tax (expense)........                                                  (1,674)                        (1,673)
                                                                                                                  -----------------
Net income................................                                                                          $       2,746
                                                                                                                  =================
Capital expenditures (net of asset sales). $     (9,383)    $     47      $    125      $     329                   $      (8,882)


                                                          Gas Gathering,
                                          Exploration &    Marketing &       Oil Field
  Three Months Ended September 30, 2001:   Production       Processing        Services     All Other   Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers........... $    29,814       $      3,775    $    273    $        -                   $     33,862
Intersegment revenues.....................                          3,373       1,598             -      (4,971)                 -
Depreciation, depletion and amortization..      11,891                222         100             5                         12,218

Segment profit (loss).....................       9,806                480      (1,201)         (883)                         8,202
Equity in earnings of affiliates..........                                                      334                            334
Interest expense..........................                                                   (4,340)                        (4,340)
Other income..............................                                                   (1,024)                        (1,024)
                                                                                                                   ----------------
Income before income taxes................                                                                           $       3,172
Provision for income tax expense..........                                                   (1,201)                        (1,201)
Extraordinary loss........................                                                                                       -
                                                                                                                   ----------------
Net income................................                                                                           $       1,971
                                                                                                                   -===============
Capital expenditures (net of asset sales). $    67,878      $          48    $    103    $        -                   $     68,029

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

                                                               Gas Gathering,
                                              Exploration &     Marketing &     Oil Field
  Nine Months Ended September 30, 2002:        Production        Processing      Services     All Other   Elimination Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers............... $  176,057       $  13,634       $  2,456     $        -               $  192,147
Intersegment revenues.........................                      9,440         10,594              -     (20,034)           -
Depreciation, depletion and amortization......     60,420           1,490            371            666                   62,947

Segment profit (loss).........................     56,871           1,986            539        (10,270)                  49,126
Equity in earnings of affiliates..............                                                      916                      916
Interest expense..............................                                                  (34,649)                 (34,649)
Other income (expense)........................                                                   (5,793)                  (5,793)
                                                                                                                     -------------
Income before income taxes....................                                                                        $    9,600
Provision for income tax benefit..............                                                    3,464                    3,464
Extraordinary loss............................                                                     (621)                    (621)
                                                                                                                     -------------
Net income....................................                                                                        $   12,443
                                                                                                                     =============
Capital expenditures (net of asset sales)..... $  623,957       $  21,219       $    777     $   2,024                $  647,977


                                                            Gas Gathering,
                                           Exploration &     Marketing &      Oil Field
  Nine Months Ended September 30, 2001:     Production        Processing       Services     All Other  Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers............ $    106,675     $      15,707     $  1,394     $      -                 $   123,776
Intersegment revenues......................                         16,191        4,570            -     (20,761)              -
Depreciation, depletion and amortization...       28,350               662          293           14                      29,319

Segment profit (loss)......................       53,421               964       (2,689)      (3,001)                     48,695
Equity in earnings of affiliates...........                                                    1,189                       1,189
Interest expense...........................                                                  (14,328)                    (14,328)
Other income...............................                                                      787                         787
                                                                                                                    ---------------
Income before income taxes.................                                                                          $    36,343
Provision for income tax (expense).........                                                  (13,765)                    (13,765)
Extraordinary loss.........................                                                     (304)                       (304)
                                                                                                                    ---------------
Net income.................................                                                                          $    22,274
                                                                                                                    ===============
Capital expenditures (net of asset sales).. $    151,367     $          61     $    274     $    855                 $   152,557


                                                      Gas Gathering,
                                    Exploration &      Marketing &         Oil Field
As of September 30, 2002             Production         Processing         Services      All Other       Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Segment assets....................   $  1,081,191      $     37,023        $ 17,401      $  22,886                     $ 1,158,501
Equity subsidiary investments.....                                                       $   6,542                     $     6,542

As of September 30, 2001
----------------------------------
Segment assets....................   $    372,213      $     16,749        $ 31,961      $   7,150                     $   428,073
Equity subsidiary investments.....                                                       $   9,654                     $     9,654

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

NOTE 8 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company and its wholly-owned subsidiaries, except Canvasback, are direct guarantors of the Company's 10% Senior Notes and 9.6% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. In addition to not being a guarantor of the Company's 10% Senior Notes and 9.6% Senior Notes, Canvasback cannot be included in determining compliance with certain financial covenants under the Company's credit agreements. The
Company has concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of September 30, 2002 and December 31, 2001, and for the three and nine month periods ended September 30, 2002 and 2001, was as follows:

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                     September 30, 2002

--------------------------------------------------------------------------------------------------------------------------------
                                             Magnum Hunter             Canvasback                                Magnum Hunter
                                            Resources, Inc.            Energy, Inc.                             Resources, Inc.
Amounts in Thousands                       and Guarantor Subs        (Non Guarantor)        Eliminations          Consolidated
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets.......................        $        76,736         $         4,440      $      (6,842)        $       74,334
Property and equipment
   (using full cost accounting)......                998,081                   6,787                  -              1,004,868
Investment in subsidiaries
   (equity method)                                    15,735                       -            (15,735)                     -
Investment in Parent.................                      -                  28,470            (28,470)                     -
Other assets.........................                 78,499                     800                  -                 79,299
                                           =====================================================================================
   Total assets......................        $     1,169,051         $        40,497       $    (51,047)        $    1,158,501
                                           =====================================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities......................... $        96,543         $         6,909       $     (6,842)        $       96,610
Long-term liabilities.......................         703,212                  17,853            (10,534)               710,531
Stockholders' equity........................         369,296                  15,735            (33,671)               351,360
                                            =====================================================================================
  Total liabilities and stockholders' equity $     1,169,051         $        40,497       $    (51,047)        $    1,158,501
                                            =====================================================================================

                MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

                                               December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
                                                    Magnum Hunter            Bluebird                             Magnum Hunter
                                                   Resources, Inc.         Energy, Inc.                          Resources, Inc.
Amounts in Thousands                              and Guarantor Subs     (Non Guarantor)      Eliminations        Consolidated
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets..................................   $        21,196        $     3,910          $        -         $    25,106
Property and equipment
   (using full cost accounting).................           412,720              7,117                   -             419,837
Investment in subsidiaries
   (equity method)..............................            14,963                  -             (14,963)                  -
Investment in Parent............................                 -             15,750             (15,750)                  -
Other assets....................................             9,442                  -                   -               9,442
                                                ---------------------------------------------------------------------------------
   Total assets.................................   $       458,321        $    26,777          $  (30,713)        $   454,385
                                                =================================================================================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities.............................   $        48,561        $       152          $        -         $    48,713
Long-term liabilities...........................           280,736             11,662              (4,700)            287,698
Stockholders' equity............................           129,024             14,963             (26,013)            117,974
                                                ---------------------------------------------------------------------------------
   Total liabilities and stockholders' equity...   $       458,321        $    26,777          $  (30,713)        $   454,385
                                                =================================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                      For the Three Months Ended September 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                               Magnum Hunter           Canvasback                             Magnum Hunter
                                              Resources, Inc.         Energy, Inc.                           Resources, Inc.
Amounts in Thousands                         and Guarantor Subs     (Non Guarantor)      Eliminations         Consolidated
----------------------------------------------------------------------------------------------------------------------------
Revenues....................................   $      72,138         $       695         $        -         $     72,833
Expenses....................................          68,199                 215                  -               68,414
                                            --------------------------------------------------------------------------------
Income before                                          3,939                 480                  -                4,419
   Equity in net earnings of subsidiary.....             298                   -               (298)                   -
                                            --------------------------------------------------------------------------------
Income before income taxes..................           4,237                 480               (298)               4,419
Income tax provision                                  (1,491)               (182)                 -               (1,673)
                                            --------------------------------------------------------------------------------
   Net income...............................   $       2,746         $       298         $     (298)        $      2,746
                                            -===============================================================================



                                  For the Three Months Ended September 30, 2001

----------------------------------------------------------------------------------------------------------------------
                                                Magnum Hunter           Bluebird                      Magnum Hunter
                                               Resources, Inc.        Energy, Inc.                   Resources, Inc.
Amounts in Thousands                          and Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Revenues.....................................    $     33,298          $    570        $    (6)       $      33,862
Expenses.....................................          30,250               446             (6)              30,690
                                             -------------------------------------------------------------------------
Income before                                           3,048               124              -                3,172
   Equity in net earnings of subsidiary......              77                 -            (77)                   -
                                             -------------------------------------------------------------------------
Income before income taxes...................           3,125               124            (77)               3,172
Income tax provision.........................          (1,154)              (47)             -               (1,201)
                                             -------------------------------------------------------------------------
   Net income................................    $      1,971          $     77        $   (77)       $       1,971
                                             =========================================================================

                MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

                                       For the Nine Months Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                 Magnum Hunter            Canvasback                           Magnum Hunter
                                                Resources, Inc.          Energy, Inc.                         Resources, Inc.
Amounts in Thousands                           and Guarantor Subs      (Non Guarantor)     Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues......................................   $     190,783          $    1,364         $       -           $   192,147
Expenses......................................         182,070                 477                 -               182,547
                                              --------------------------------------------------------------------------------
Income before                                            8,713                 887                 -                 9,600
   Equity in net earnings of subsidiary.......             551                   -              (551)                    -
                                              --------------------------------------------------------------------------------
Income before income taxes....................           9,264                 887              (551)                9,600
Income tax benefit (expense) provision........           3,800                (336)                -                 3,464
                                              --------------------------------------------------------------------------------
Income before extraordinary loss..............          13,064                 551              (551)               13,064
Extraordinary loss............................            (621)                  -                 -                  (621)
                                              --------------------------------------------------------------------------------
   Net income.................................   $      12,443          $      551         $    (551)          $    12,443
                                              ================================================================================

                           For the Nine Months Ended September 30, 2001

--------------------------------------------------------------------------------------------------------------------
                                            Magnum Hunter          Bluebird                         Magnum Hunter
                                           Resources, Inc.       Energy, Inc.                      Resources, Inc.
Amounts in Thousands                      and Guarantor Subs   (Non Guarantor)     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Revenues.................................     $   99,823        $      24,160      $      (207)       $    123,776
Expenses.................................         76,373               11,267             (207)             87,433
                                         ---------------------------------------------------------------------------
Income before                                     23,450               12,893                -              36,343
   Equity in net earnings of subsidiary..          8,010                    -           (8,010)                  -
                                         ---------------------------------------------------------------------------
Income before income taxes...............         31,460               12,893           (8,010)             36,343
Income tax provision.....................         (8,882)              (4,883)               -             (13,765)
                                         ---------------------------------------------------------------------------
Income before extraordinary loss.........         22,578                8,010           (8,010)             22,578
Extraordinary loss.......................           (304)                   -                -                (304)
                                         ---------------------------------------------------------------------------
   Net income............................     $   22,274        $       8,010      $    (8,010)       $     22,274
                                         ===========================================================================

                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                                   For the Nine Months Ended September 30, 2002

------------------------------------------------------------------------------------------------------------------------------
                                               Magnum Hunter         Canvasback                             Magnum Hunter
                                              Resources, Inc.        Energy, Inc.                           Resources, Inc.
Amounts in Thousands                         and Guarantor Subs    (Non Guarantor)      Eliminations         Consolidated
------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities.......   $        30,053         $     9,224          $         -         $      39,277
Cash flow from investing activities.......           (82,633)             (3,167)                   -               (85,800)
Cash flow from financing activities.......            55,569              (6,826)                (329)               48,414
                                          ------------------------------------------------------------------------------------
Net increase (decrease) in cash...........             2,989                (769)                (329)                1,891
Cash at beginning of period...............               730               2,025                    -                 2,755
                                          ------------------------------------------------------------------------------------
Cash at end of period.....................   $         3,719         $     1,256          $      (329)        $       4,646
                                          ====================================================================================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (Unaudited)

                                   For the Nine Months Ended September 30, 2001

---------------------------------------------------------------------------------------------------------------------------------
                                         Magnum Hunter                Bluebird                                  Magnum Hunter
                                        Resources, Inc.             Energy, Inc.                               Resources, Inc.
Amounts in Thousands                   and Guarantor Subs         (Non Guarantor)           Eliminations         Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities....  $         65,397         $       13,761         $            -         $     79,158
Cash flow from investing activities....          (175,127)                40,807                (18,578)            (152,898)
Cash flow from financial activities....           112,942                (54,709)                18,578               76,811
                                       ------------------------------------------------------------------------------------------
Net increase (decrease) in cash........             3,212                   (141)                     -                3,071
Cash at beginning of period............            (1,811)                 1,820                      -                    9
                                       ------------------------------------------------------------------------------------------
Cash at end of period..................  $          1,401         $        1,679         $            -         $      3,080
                                       ==========================================================================================

NOTE 9 - NEW ACCOUNTING STANDARDS

     SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. In addition, SFAS No. 142 establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss will be recorded in operations. The Company recorded goodwill of $63.2 million as the result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS No. 142 did not have an impact on our consolidated financial statements on January 1, 2002.

     SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for the Company beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. We are in the process of evaluating the impact of the provisions of SFAS No. 143 to our existing operations.

     SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for the Company beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

     SFAS No. 145 - SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" will be effective for the Company beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 will require the Company to reclassify extraordinary items for debt extinguishment costs which do not meet the criteria as described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as additional interest expense. The Company plans to adopt this statement beginning January 1, 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------

Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained in its Form 10-K for the fiscal year ended December 31, 2001.
This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of the Company.

     There have been no changes to our critical accounting policies for the three and nine month periods ended September 30, 2002, except for accounting for goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. In addition, SFAS No. 142 establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss will be recorded in operations. The Company incurred goodwill of $63.2 million as the result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS No. 142 did not have an impact on our consolidated financial statements on January 1, 2002. For a discussion of our other critical accounting policies, refer to the Company's Form 10-K for the period ended December 31, 2001.

     During the first quarter of 2002, the Company merged with Prize Energy Corp. ("Prize"), a publicly traded independent oil and gas development and production company based in Grapevine, Texas. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes, was effective as of March 1, 2002. As such, the results for the three and nine month periods ended September 30, 2002, include three months and seven months of operating contributions from Prize, respectively.

     Throughout this document, we make statements that are classified as "forward-looking." Please refer to the "Forward- Looking Statements" section of this document for an explanation of these types of assertions.

     The Company's results of operations have been significantly affected by our past success in acquiring oil and gas properties and our ability to maintain or increase oil and natural gas production through exploration, exploitation, and development activities. Fluctuations in oil and gas prices have also had a significant impact on our results of operations.

     The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations:

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                         ------------------------------------------------------------------
Oil and Gas Operations                                      2002             2001             2002               2001
---------------------------------------------------------------------------------------------------------------------------
Reported Production:
   Oil (Mbbls)...........................................     1,100              392            2,902              1,019
   Gas (MMcf)............................................    13,164            6,821           35,663             18,106
   Oil and Gas (Mmcfe)...................................    19,764            9,174           53,076             24,221
   Equivalent Daily Rate (Mmcfe/day).....................     214.8             99.7            194.4               88.7
Average Sale Prices (after hedging)
   Oil (per Bbl)......................................... $   25.14        $   25.07         $  23.90         $    25.79
   Gas (per Mcf).........................................      2.94             2.93             2.99               4.44
   Oil and Gas (per Mcfe)................................      3.36             3.25             3.32               4.40
Effect of hedging activities (per Mcfe)..................     (0.10)            0.18             0.07               0.03
Lease Operating Expense (per Mcfe)
   Lifting costs......................................... $    0.71        $    0.59         $   0.73         $     0.62
   Production tax and other costs........................      0.41             0.30             0.38               0.41
Gross margin (per Mcfe).................................. $    2.24        $    2.36         $   2.21         $     3.37

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                         ---------------------------------------------------------------
Gas Gathering, Marketing and Processing  Operations              2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------------------
Throughput Volumes (Mcf per day)
   Gathering.............................................         15,673       15,525          15,381        16,111
   Processing............................................         25,926       14,311          21,852        13,637
Gross margin (in thousands)..............................     $    1,430    $     692      $    3,462    $    1,621
   Gathering (per Mcf throughput)........................     $     0.17    $    0.19      $     0.14    $     0.08
   Processing (per Mcf throughput).......................     $     0.49    $    0.32      $     0.44    $     0.34

Period-to-Period Comparison

For the Three Months Ended September 30, 2002 and 2001

     We reported net income of $2.7 million for the three months ended September 30, 2002, as compared to net income of $2.0 million for the same period in 2001. Total operating revenues increased 115% to $72.8 million and operating profit increased 129% to $18.8 million in 2002, due primarily to the Prize merger. Both basic and diluted earnings per share were $0.04 in the 2002 quarter versus basic and diluted earnings per share of $0.06 and $0.05, respectively, in the 2001 quarter.

Oil and Gas Operations:

     For the three months ended September 30, 2002, we reported oil production of 1.1 million barrels and gas production of 13.2 billion cubic feet, which represents an increase of 181% in oil produced and an increase of 93% in gas produced from the comparable period in 2001. Our reported equivalent daily rate of production on a million cubic feet per day basis (Mmcfe/day) increased 115% to 214.8 Mmcfe/day in the 2002 period. These increases were primarily the result of the merger with Prize and the success of our drilling program offsetting normal production declines.

     Oil revenues increased $17.8 million, or 181%, in the third quarter of 2002 compared to the same period in 2001, due to production gains of 707 Mbbls. Oil prices were essentially flat at $25.14 in 2002, compared to $25.07 for the same period in 2001. Gas revenues increased $18.7 million, or 94%, in the third quarter of 2002 versus the same period in 2001 due to production gains of 6.3 Bcf. Gas prices were essentially flat at $2.94 in 2002 compared to $2.93 for the same period in 2001.

     From time to time, the Company enters into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2002 period, hedging decreased the average price we received for oil by $1.83 per barrel and had no effect on the average price we received for gas. During the third quarter of 2002, the Company had approximately 60.0 Mmcf/d hedged through fixed price swaps with a weighted average price of $2.87 per MMbtu and approximately 8.0 Mmcf/d hedged through cost-less collars with a weighted average floor price of $3.99 per MMbtu and a weighted average ceiling price of $5.45 per MMbtu. Approximately 48% of third quarter 2002 natural gas production was hedged. On the crude side, the Company had approximately 5,000 Bbls/d hedged through fixed price swaps with a weighted average price of $25.27 per barrel and approximately 3,800 Bbls/d hedged through cost-less collars with a weighted average floor price of $21.00 per barrel and a weighted average ceiling price of $26.70 per barrel. Approximately 74% of third quarter 2002 crude oil production was hedged. For the fourth quarter of 2002, the Company has 60.0 MMcf/d hedged through fixed price swaps with a weighted average price of $2.87 per MMbtu and approximately 8.0 MMcf/d hedged through cost-less collars with a weighted average floor price of $4.07 per MMbtu and a weighted average ceiling price of $5.52 per MMbtu. In addition, the Company has hedged 5,000 Bbls/d of fourth quarter 2002 crude production through fixed price swaps with a weighted average price of $25.27 per barrel and 4,500 Bbls/d hedged through cost-less collars with a weighted average floor price of $21.27 per barrel and a weighted average ceiling price of $26.79 per barrel.

     Lease operating expenses consist of two primary components, lifting costs and production tax and other costs. For the 2002 period, lifting costs were $14.0 million versus $5.4 million in the 2001 period, an increase of 160%. Production taxes and other costs were $8.1 million in the 2002 period versus $2.7 million in the 2001 period, an increase of 198%. Both increases were primarily attributable to the Prize merger. For the 2002 period, lifting costs, on a unit of production basis, were $0.71 per Mcfe as compared to $0.59 per Mcfe in the 2001 period, an increase of 20% due to an increase in workover and remedial expense as well as higher recurring costs associated with oil production acquired with the Prize properties. Production tax and other costs were $0.41 per Mcfe in the 2002 period compared to $0.30 per Mcfe in the 2001period, an increase of 37%. The increase is primarily due to higher production taxes associated with the Prize properties which have a higher production mix of onshore properties.

     Our gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2002 period was $44.2 million, or $2.24 per Mcfe, compared to $21.7 million, or $2.36 per Mcfe in the 2001 period, a decrease of 5% on a per unit of production basis, primarily a result of a 26% increase in lease operating expense per Mcfe, partially offset by a 3% increase in the product price received per Mcfe.

Gathering, Marketing and Processing Operations:

     For the three months ended September 30, 2002, our gas gathering system throughput was 15.7 MMcf/day versus 15.5 MMcf/day for the same period in 2001, an increase of 1%. Gas processing throughput was 25.9 MMcf/day in 2002 versus
14.3 MMcf/day in 2001, an increase of 81%. This increase is primarily due to the acquisition of a 100% owned interest in the Elmore City processing plant as a result of the Prize merger.

     Revenues from gas gathering, marketing and processing increased 45% to $5.5 million in 2002 versus $3.8 million in 2001. Operating costs for the gas gathering, marketing and processing segment increased 31% to $4.0 million in 2002 from $3.1 million in 2001. Both the revenues and operating cost increases were a product of increased gas processing throughput.

     The gross margin realized from gas gathering, marketing and processing for 2002 was $1.4 million versus $692 thousand in 2001, an increase of 107%. The gas gathering margin was $0.17 per Mcf gathered in 2002 versus $0.19 per Mcf in 2001. The gas processing margin was $0.49 per Mcf in 2002 compared to $0.32 per Mcf in 2001, due to the addition of the Elmore City plant and improved plant processing spreads.

Oil Field Management Services Operations:

     Revenues from oil field management services increased 271% to $1.0 million in the third quarter of 2002 versus $273 thousand in the third quarter of 2001. This increase is primarily due to the Prize merger. Operating costs increased to $728 thousand in 2002 from $201 thousand in 2001, also due to the Prize merger. The gross margin for this segment in 2002 was $285 thousand versus $72 thousand in 2001, an increase of 296%, due to overhead costs charged.

Other Income and Expenses:

     Depreciation and depletion expense was $24.3 million in the 2002 period versus $12.2 million in the 2001 period, a result of increased production due to the Prize merger. Depreciation and depletion of oil and gas properties was $1.18 per Mcfe produced in 2002 versus $1.30 per Mcfe produced in 2001. This 9% decrease in the equivalent unit cost was due primarily to longer reserve life associated with the Prize properties acquired when compared to the higher costs in the 2001 period from the shorter life Gulf of Mexico activities.

     General and administrative expense for 2002 increased 41% to $2.9 million from $2.0 million in 2001. The primary cause for this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its merger with Prize. We recorded equity in earnings of affiliate of $534 thousand in 2002 versus earnings of $334 thousand in 2001. This increase was due to net earnings from gas marketing operations of the Company's 30% owned gas marketing affiliate. Other income was $93 thousand for 2002 versus $67 thousand in 2001, caused by an increase in interest income. The Company recognized a $1.5 million loss in other non-cash hedging adjustments in 2002 versus a $1.1 million loss in 2001. In the 2002 period, $1.3 million of the hedging loss relates to the amortization of commodity hedge assets acquired in the Prize merger, while $0.2 million was due to recording hedge ineffectiveness.

     Interest expense was $13.5 million for 2002 versus $4.3 million for 2001. Interest expense increased as a result of the addition of $300 million in 9.6% Senior Notes and an increase in the borrowing base and amount outstanding on the Facility, both created in connection with the Prize merger. Additional interest expense was recorded as a result of new capital leases, vendor financed loans, and non-recourse indebtedness.

     We recorded income tax expense of $1.7 million on income before tax of $4.4 million in 2002 versus income tax expense of $1.2 million on income before tax of $3.2 million in 2001, resulting in a 38% effective rate in both periods. The 2001 period provision included a $1.9 million current provision due to alternative minimum tax regulations.

For the Nine Months Ended September 30, 2002 and 2001

     We reported net income of $12.4 million for the nine months ended September 30, 2002, compared to net income of $22.3 million for the same period in 2001. Net income was unfavorably impacted in the 2002 period by lower average sale prices for oil and gas, higher general and administrative expenses related to nonrecurring activities associated with the Prize merger, and amortization expense incurred on derivative instruments acquired in the Prize merger. The unfavorable effects were partially offset in the 2002 period by the elimination of a $7.1 million valuation allowance on the Company's deferred tax assets, which resulted in a net tax benefit of $3.5 million being recognized in the 2002 period. Total operating revenues increased 55% to $192.1 million in 2002 on higher volumes of oil and gas produced as a result of the Prize merger. Operating profit was $49.1 million in 2002, versus $48.7 for the same period in 2001. Both basic and diluted earning per share were $0.21 in the 2002 period versus $0.64 and $0.60, respectively, in the 2001 period.

Oil and Gas Operations

     For the nine months ended September 30, 2002, we reported oil production of
2.9 million barrels and gas production of 35.7 billion cubic feet, which represents an increase of 185% in oil produced and an increase of 97% in gas produced from the comparable period in 2001. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 119% to 194.4 MMcfe/day in the 2002 period. These increases were primarily the result of the merger with Prize and the success of our drilling program offsetting normal production declines.

     Oil revenues increased $43.1 million or 164% for the nine months ended September 30, 2002 compared to the same period in 2001. Production gains of 1.9 million barrels increased oil revenues by $45.0 million, while a price decline of 7% decreased oil revenues by $1.9 million. Gas revenues increased $26.3 million in the nine month period in 2002, compared to the same period in 2001. A gas price decrease of $1.45 per Mcf, or a 33% decline, decreased gas revenue by $26.2 million in the 2002 period compared to the same period in 2001. The price decreases were offset by an increase of $52.5 million in gas revenues as a result of a 17.6 billion cubic feet increase in gas production for the 2002 period.

     From time to time the Company enters into various hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2002 period, hedging decreased the average price we received for oil by $0.83 per barrel and increased the average price we received for gas by $0.17 per Mcf. During the 2002 period, the Company had approximately 65.0 Mmcf/d hedged through fixed price swaps with a weighted average price of $2.88 per MMbtu and approximately 21.4 Mmcf/d hedged through cost-less collars with a weighted average floor price of $3.82 per MMbtu and a weighted average ceiling price of $4.67 per MMbtu. Approximately 66% of the 2002 period natural gas production was hedged. On the crude side, the Company had approximately 3,800 Bbls/d hedged through fixed price swaps with a weighted average price of $25.37 per barrel and approximately 2,750 Bbls/d hedged through cost-less collars with a weighted average floor price of $20.93 per barrel and a weighted average ceiling price of $26.79 per barrel. Approximately 62% of the 2002 period crude oil production was hedged. For the fourth quarter of 2002, the Company has 60.0 MMcf/d hedged through fixed price swaps with a weighted average price of $2.87 per MMbtu and approximately 8.0 MMcf/d hedged through cost-less collars with a weighted average floor price of $4.07 per MMbtu and a weighted average ceiling price of $5.52 per MMbtu. In addition, the Company has hedged 5,000 Bbls/d of fourth quarter 2002 crude production through fixed price swaps with a weighted average price of $25.27 per barrel and 4,500 Bbls/d hedged through cost-less collars with a weighted average floor price of $21.27 per barrel and a weighted average ceiling price of $26.79 per barrel.

     Lease operating expenses consist of two primary components, lifting costs and production tax and other costs. For the 2002 period, lifting costs were $38.4 million versus $15.0 million in the 2001 period, an increase of 156%. Production taxes and other costs were $20.3 million in the 2002 period versus $9.9 million in the 2001 period, an increase of 105%. Both increases were primarily attributable to the Prize merger. For the 2002 period, lifting costs, on a unit of production basis, were $0.73 per Mcfe as compared to $0.62 per Mcfe in the 2001 period, an increase of 18% due to an increase in workover and remedial expense as well as higher recurring costs associated with oil production acquired with the Prize properties. Production tax and other costs were $0.38 per Mcfe in the 2002 period compared to $0.41 per Mcfe in the 2001 period, a decrease of 7% due to lower production taxes, which are a function of lower oil and gas prices on a unit basis.

     Our gross margin for oil and gas operations (oil and gas revenues less lease operating expenses) for the 2002 period was $117.3 million, or $2.21 per Mcfe, compared to $81.8 million, or $3.37 per Mcfe in the 2001 period, a decrease of 34% on a per unit of production basis, primarily a result of a 25% decline in the product price received per Mcfe and a 8% increase in lease operating expense per Mcfe.

Gathering, Marketing and Processing Operations:

     For the nine months ended September 30, 2002, our gas gathering system throughput was 15.4 MMcfe/day compared to 16.1 MMcfe/day for the same period in 2001, a decline of 5% due to normal well production declines behind the system. Gas processing throughput was 21.9 MMcf/day in 2002 versus 13.6 MMcf/day in 2001, an increase of 60%. This increase is primarily due to the acquisition of a 100% owned interest in the Elmore City processing plant as a result of the Prize merger.

     Revenues from gas gathering, marketing and processing decreased 13% to $13.6 million in 2002 versus $15.7million in 2001. We received lower prices for natural gas liquids and plant products sold in the 2002 period compared to the 2001 period. Operating costs for the gas gathering, marketing and processing segment decreased 28% to $10.2 million in 2002 from $14.1 million in 2001. Lower natural gas prices paid also affected the cost of gas marketed and processed. The 2001 period was also impacted by adverse gas imbalance pricing effects.

     The gross margin realized from gas gathering, marketing and processing for 2002 was $3.5 million versus $1.6 million in 2001, an increase of 114%. The gas gathering margin was $0.14 per Mcf gathered in 2002 versus $0.08 per Mcf gathered in 2001, due to an increase in marketing spreads and due to the fact that the 2001 period was unfavorably impacted by adverse gas imbalance pricing. The gas processing margin was $0.44 per Mcf in 2002 compared to $0.34 per Mcf in 2001, due to the addition of the Elmore City plant and improved plant processing spreads.

Oil Field Management Services Operations:

     Revenues from oil field management services increased 76% to $2.5 million for the 2002 period versus $1.4 million in the 2001 period. This increase is primarily due to the Prize merger. Operating costs increased to $1.5 million in 2002 from $955 thousand in 2001, also due to the Prize merger. The gross margin for this segment in 2002 was $909 thousand versus $439 thousand in 2001, an increase of 107%, due to overhead costs charged.

Other Income and Expenses:

     Depreciation and depletion expense was $62.9 million in the 2002 period versus $29.3 million in the 2001 period, a result of increased production due to the Prize merger. Depreciation and depletion of oil and gas properties was $1.19 per Mcfe produced in 2002 versus $1.21 per Mcfe produced in 2001. This 2% decrease in the equivalent unit cost was due primarily to the lower depletion rate as the result of the inclusion of the properties acquired in the Prize merger.

     General and administrative expense for 2002 increased 65% to $9.6 million from $5.8 million in 2001. One cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its merger with Prize. We also incurred approximately $858 thousand in nonrecurring legal and accounting services involved with various registration statements and $251 thousand in transitional payroll costs associated with the Prize merger in the 2002 period. We recorded equity in earnings of affiliate of $916 thousand in 2002 versus earnings of $1.2 million in 2001. This decrease was due to reduced net earnings from gas marketing operations of the Company's 30% owned gas marketing affiliate. Other income was $258 thousand for 2002 versus $224 thousand in 2001, caused by an increase in interest income. We recognized a permanent impairment loss of $621 thousand on an investment held for resale in 2002 versus none in 2001. The Company recognized a $5.4 million loss in other non-cash hedging adjustments in 2002 versus a $0.6 million gain in 2001. In the 2002 period, $4.8 million of the loss relates to the amortization of commodity hedge assets acquired in the Prize merger, while $0.6 million was the result of hedge ineffectiveness.

     Interest expense was $34.6 million for 2002 versus $14.3 million for 2001. Interest expense increased as a result of the addition of $300 million in 9.6% Senior Notes and an increase in the borrowing base and amount outstanding on the Facility, both created in connection with the Prize merger. Additional interest expense was recorded as a result of new capital leases, vendor financed loans, and non-recourse indebtedness.

     We recorded an income tax benefit of $3.5 million on income before tax of $9.6 million in 2002 versus income tax expense of $13.8 million on income before tax of $36.3 million in 2001, resulting in a negative 36% effective rate in the 2002 period compared to a 38% effective rate in the 2001 period. In the 2002 period, the Company was able to eliminate the $7.1 million valuation allowance on its NOL balances as a result of the merger with Prize. We also incurred an extraordinary loss due to early extinguishment of debt of $621 thousand in the 2002 period versus $304 thousand in the 2001 period.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the nine month periods in 2002 and 2001 was $39.2 million and $79.2 million, respectively. The substantial decrease in our operating cash flows in 2002 from 2001 was primarily the result of a reduction of balances due on payables that had accumulated at year-end and from the merger with Prize. Our net working capital position at September 30, 2002 was a deficit of $22.3 million, which included a $30.7 million net current derivative liability on commodity and interest rate hedges. On that date, the Company also had $82.4 million available to be drawn under its Senior Bank credit facility (the "Facility").

     INVESTING ACTIVITIES: Net cash used in investing activities was $85.8 million for the nine months in 2002. We made capital expenditures of $98.2 million under our capital budget during 2002. Our capital expenditures are discussed in further detail below. For 2002, we also received proceeds from the sale of assets of $56.6 million, made a loan of $2.4 million to a minority owned affiliate, paid $4l.1 million associated with the merger of Prize, and made an investment in an unconsolidated affiliate of $604 thousand.

     Net cash used in investing activities was $152.9 million for the nine months in 2001. We made capital expenditures of $153.3 million during the first nine months of 2001. Our capital expenditures are discussed in further detail below. Additionally, we received a distribution of $1.6 million from an unconsolidated affiliate and we made an investment in an unconsolidated affiliate of $2.0 million. We realized proceeds of $706 thousand from sale of assets and received payments on promissory notes receivable totaling $66 thousand during the 2001 period.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $48.4 million for the nine months in 2002. We borrowed a total of $610.7 million, including $300 million in new 9.6% Senior Notes during the period. We also repaid borrowings of $534.5 million, including $155.7 million to pay off the Company's previous bank credit facility, $245.8 million to pay off the Prize bank credit facility in connection with the merger, and the remainder to pay other indebtedness. We paid $11.9 million in fees related to the newly issued Senior Notes and the new Facility, loaned $2.7 million to the ESOP, purchased treasury stock for $14.2 million, purchased warrants for $98 thousand, made a loan to a stockholder and executive officer for $300 thousand, received payment on a loan to a stockholder and executive officer of $300 thousand, had an increase in restricted cash of $329 thousand, and had net proceeds from the issuance of common stock of $1.4 million. Our financing activities are discussed in further detail below.

     Net cash provided by financing activities was $76.8 million for the nine months in 2001. We borrowed $232.0 million under our senior bank credit lines. We repaid borrowings under our Facility of $146.6 million, made payments of $145 thousand on production payment and other loans and repurchased $10.5 million principal value of our 10% Senior Notes on the open market for $10.8 million. We received $3.2 million in cash from the issuance of common stock. We paid $825 thousand for fees related to financing activities, made a loan to stockholder of $300 thousand, received repayment of stockholder loans of $360 thousand, made a loan to the ESOP of $749 thousand and purchased treasury stock for $1.0 million. Cash dividends paid were $169 thousand in 2001.

     CAPITAL RESOURCES. The following discussion of Magnum Hunter's capital resources refers to the Company and its affiliates (not including Bluebird for the 2001 period). Internally generated cash flow and the borrowing capacity under its Facility are the Company's major sources of liquidity. From time to time, the Company may also sell non-strategic properties in order to increase liquidity. In addition, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, the Company has accessed both the public and private capital markets to provide liquidity for specific activities and general corporate purposes.

     The Company amended and restated its Facility in conjunction with the merger with Prize. The amended Facility provides for total borrowings of $500 million, up from $225 million, and raised the borrowing base limit from $160 million to $300 million. Additionally, the expiration date of the Facility was amended and extended to March 2005. After March 15, 2002, the Facility was used to i) fund the cash component of the merger consideration paid to the Prize shareholders, ii) pay certain costs associated with the merger, and iii) for general corporate purposes. In connection with the sale of oil and gas properties described below, the borrowing base was voluntarily reduced to $250 million on September 3, 2002.

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

     Subsequent to the issuance of the consolidated financial statements for the period ended March 31, 2002, the Company's management determined that the Company was not in compliance with the Funded Debt to EBITDA Ratio (as defined by the Facility), of the amended and restated Facility, at March 31, 2002. The Company obtained a waiver from its lenders as of March 31, 2002 and negotiated an amendment dated July 3, 2002 which adjusted the Funded Debt to EBITDA Ratio (as defined by the Facility) to be less restrictive for the next four successive quarters ending March 31, 2003. The Company was in compliance with the revised financial covenants under the amended Facility at September 30, 2002, and believes it will be able to comply with the revised financial covenants in the future.

     On January 15, 2002, the Company entered into a sale-leaseback transaction on three newly constructed production platforms and associated pipelines located in the Gulf of Mexico that were recently placed into service. The Company received total proceeds of $11.2 million in new funding which were used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds based on the one month LIBOR, currently yielding a cost of approximately 5.2% per annum. For financial statement reporting purposes, this transaction was accounted for as a capital lease and was included in long-term debt.

     On March 15, 2002, the Company repaid its 7% notes payable to certain vendors in the total amount of $4.0 million plus accrued interest. On March 14, 2002, the company borrowed an additional $2.5 million to finance its insurance premium for the year under a new note bearing a fixed interest rate of 4.25% per annum and with a maturity date of December 14, 2002.

     On March 7, 2002, Canvasback entered into a $10.0 million revolving credit agreement with a financial institution. The credit agreement provides for both LIBOR and prime based interest rate options (6.5% interest rate at September 30, 2002). On June 30, 2002, the remaining revolving loan balance of $5.8 million converted to a term loan, repayable on March 7, 2004, together with accrued interest. Proceeds from the loan were used to purchase the same amount in face value of the Company's 10% Senior Notes, which were acquired in 2001 by the Company and are being held as an investment. These 10% Senior Notes, together with $4.7 million of 10% Senior Notes formerly owned by Bluebird and contributed to Canvasback in its initial capitalization, serve as the only collateral for the loan. On September 12, 2002 the terms of the credit agreement were amended to allow for additional advances of approximately $1.2 million. Canvasback may use the additional advances to purchase incremental 10% Senior Notes of the Company or to make an advance or pay a dividend to an affiliate. The loan is non-recourse to the Company.

     On May 1, 2002, the Company's Board of Directors announced an expansion of the Company's existing stock repurchase program originally established in June 2001. The Company or its affiliates were authorized to repurchase up to two million shares of the Company's common stock. By July 16, 2002, two million shares had been repurchased under the program, including 1,943,300 shares in 2002 at a cost of $14.2 million. On October
17, 2002, the Company's Board of Directors approved a new 3,000,000 share repurchase program.

     Effective September 1, 2002, the Company sold approximately 41 billion cubic feet equivalent of proved producing reserves to a new private limited partnership in which the Company is the general partner with a 5% initial ownership interest. The sales proceeds of $49.0 million ($46.6 million net to the Company) were used to reduce bank debt. Also, effective September 1, 2002, the Company sold approximately 7.1 billion cubic feet equivalent of proved producing reserves at various auctions for $8.0 million, the proceeds of which were also used to reduce bank debt. Total proceeds from the sale of oil and gas properties through September 30, 2002, have been $56.6 million, of which $53.9 million is attributable to properties acquired in the Prize merger. These sales are part of the Company's plan to sell up to $95 million of non-core oil and gas assets during fiscal 2002, with proceeds used to reduce overall indebtedness as the Company seeks to improve its debt-to-equity ratio and streamline its operations. Additional non-core properties are expected to be sold in the fourth quarter of 2002 and the first quarter of 2003.

     In January 2001, the remaining 50% of the Company's outstanding 1999 Series A 8% Convertible preferred stock was converted by the holder to the Company's common stock at the conversion price of $5.25 per share. The Company no longer has any dividend paying preferred stock outstanding to a non-affiliated entity.

     On a semi-annual basis, the Company's borrowing base under its Facility is redetermined by the financial institutions who have committed to the Company based on their review of the Company's proved oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the Company must repay the excess. The next redetermination date will be no later than December 31, 2002.

     The Company's internally generated cash flow, results of operations, and financing for its operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, the Company's earnings and cash flows may be adversely affected. The Company believes that its cash flow from operations, existing working capital and availability under its new Facility will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2002.

     CAPITAL EXPENDITURES. During the 2002 period, the Company's total capital expenditures were $98.2 million, excluding the $602.3 million in properties acquired through the Prize merger. Exploration activities accounted for $23.5 million, development activities accounted for $66.2 million, additions to unproved properties not accounted for as exploration or development expenditures accounted for $7.4 million, and additions to other assets accounted for $1.1 million of the capital expenditures. The Company participated in the drilling of 86 wells during the 2002 period, of which 70 were onshore and 16 were offshore in the Gulf of Mexico. Fourteen of the offshore wells were considered successful. Of the 86 wells drilled, 16 were exploratory wells, of which 13 were successful, and 70 were development wells, of which 69 were successful. As of September 30, 2002, the Company had total unproved oil and gas property costs of $154.0 million, consisting of $125.7 million acquired in the merger with Prize and $28.3 million of other property acquisition costs.

     For calendar year 2002, the Company has budgeted approximately $115 million for exploration and development activities. The Company is not contractually obligated to proceed with any of its material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, oilfield service costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations. In the normal course of business, the Company reviews opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with the Company's growth strategy, bids or offers in amounts and with terms acceptable to the Company may be submitted. It is uncertain whether any such bids or offers which may be submitted by the Company from time to time, will be acceptable to the sellers. In the event of a future significant acquisition, the Company may require additional financing in connection therewith.

     FORWARD-LOOKING STATEMENTS. This Form 10-Q and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "budget", "plan", "forecast", "predict" and other similar expressions are intended to identify forward-looking statements.

     These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

     When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward- looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety, other than required by law, and therefore disclaim any resulting liability for potentially related damages.

     All forward-looking statements attributable to Magnum Hunter Resources, Inc. are expressly qualified in their entirety by this cautionary statement.

Inflation and Changes in Prices

     During the 2002 period, the Company experienced decreases in the price for both oil and gas compared to the same period in the previous year. The results of operations and cash flow of the Company have been, and will continue to be, affected by the volatility in oil and gas prices. Should the Company experience a significant increase in oil and gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically, the Company enters into hedging contracts to reduce the effects of significant fluctuations in crude oil and gas prices. The Company may hedge the greater of (i) 90% of its overall daily crude oil production and 75% of its overall daily natural gas production or (ii) 75% of its combined oil and gas production. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions. For the remainder of 2002, the Company has approximately 65% of its combined crude oil and natural gas production hedged on a Mcfe basis.

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

     The Company was obligated to twelve crude oil derivatives, sixteen natural gas derivatives, and two interest rate derivatives on September 30, 2002. The Company has determined that all outstanding derivatives qualify as cash flow hedges and for hedge treatment as defined within SFAS No. 133, which requires the Company to record the derivative assets or liabilities at their fair value on its balance sheet with an offset to other comprehensive income. Hedge ineffectiveness on the cash-flow hedges is recorded in earnings.

     At September 30, 2002, the fair value of the Company's derivatives were as follows (in thousands):


Derivative Assets
-----------------------
Natural gas collars........................ $        267
                                           ------------------
Total derivative assets.................... $        267
                                           ------------------
Derivative Liabilities
-----------------------
Natural gas collars........................ $     13,390
Natural gas swaps..........................       16,831
Crude oil collars..........................        2,608
Crude oil swaps............................        4,141
Interest rate swaps........................        1,340
                                           ------------------
Total derivative liabilities............... $     38,310
                                           ------------------
Net derivative liabilities................. $     38,043
                                           ==================

     For the three and nine month periods ended September 30, 2002, the income statement includes a non-cash hedging ineffectiveness loss of $245 thousand and $622 thousand, respectively, related to the crude oil and natural gas derivatives and a non-cash loss of $1.3 million and $4.8 million, respectively, related to the amortization of hedge contracts purchased in the Prize merger. The remaining amortization amounts relating to hedge contracts acquired in the Prize merger that will be reclassified into the income statement in 2002, 2003 and 2004 are $1.3 million loss, $1.3 million gain and $0.8 million gain, respectively. It is estimated that $18.7 million of other comprehensive loss will be reclassified into the income statement during the next 12 months.

New Accounting Standards

     SFAS No. 142 - SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001, will not be amortized. In addition, SFAS No. 142 establishes a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss will be recorded in operations. The Company recorded goodwill of $63.2 million as the result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS No. 142 did not have an impact on our consolidated financial statements on January 1, 2002.

     SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for the Company beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. We are in the process of evaluating the impact of the provisions of SFAS No. 143 to our existing operations.

     SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for the Company beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

     SFAS No. 145 - SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" will be effective for the Company beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result,

     SFAS No. 145 will require the Company to reclassify extraordinary items for debt extinguishment costs which do not meet the criteria as described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as additional interest expense. The Company plans to adopt this statement beginning January 1, 2003.

     SFAS No. 146 - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)". Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     The Company's operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Energy swap agreements. The Company produces, purchases, and sells crude oil, natural gas, condensate, and natural gas liquids. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces and conditions. The Company has previously engaged in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable. The Company engages in hedging contracts for a portion of its oil and gas production through various contracts ("Swap Agreements"). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

     The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet oil and Henry Hub natural gas, and the Inside FERC natural gas index price posting ("Index"). The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the specified Index prices for each month applied to the related contract volumes. To the extent the Index exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the Index price, the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless collars"). To the extent the Index price exceeds the contract ceiling, the Company pays the spread between the ceiling and the Index price applied to the related contract volumes. To the extent the contract floor exceeds the Index, the Company receives the spread between the contract floor and the Index price applied to the related contract volumes.

     To the extent the Company receives the spread between the contract floor and the Index price applied to related contract volumes, the Company has a credit risk in the event of nonperformance of the counterparty to the agreement. The Company does not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     Due to hedge contracts acquired in the Prize merger, the Company is contractually obligated to a counter-party to provide a margin deposit in the form of cash or bank letter of credit should the aggregate fair value of hedge contracts held with the counter-party exceed a predetermined value. Margins posted at September 30, 2002 totaled $3.2 million. The Company has not and does not intend to enter into any new hedging contracts with institutions that require margin deposits.

     The following is a summary of the Company's open commodity hedge contracts as of September 30, 2002:


                                     Weighted average      Weighted average
           Period     Volumes/day       floor price          ceiling price
           ----------------------------------------------------------------


Oil         2002         9,500        $    23.38         $       25.99
Gas         2002        68,000        $     3.01         $        3.18
Oil         2003         5,000        $    22.65         $       25.85
Gas         2003       100,000        $     3.00         $        3.69
Gas         2004        15,000        $     3.00         $        4.20

     Based on future market prices at September 30, 2002, the fair value of open contracts to the Company was a liability of $36.7 million. If future market prices were to increase 10% from those in effect at September 30, 2002, the fair value of open contracts to the Company would be a liability of $54.3 million. If future market prices were to decline 10% from those in effect at September 30, 2002, the fair value of the open contracts to the Company would be a liability of $16.4 million.

     The Company may hedge the greater of (i) 90% of its overall daily crude oil production and 75% of its overall daily natural gas production or (ii) 75% of its combined oil and gas production. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions.

Interest Rate Swaps

     On August 9, 2001, the company entered into two interest rate swaps in order to shift a portion of its variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps:

             Type                    Notional Amount     Termination Date       Pay Rate             Receive Rate
---------------------------------------------------------------------------------------------------------------------
  Pay Fixed/Receive Variable           $50,000,000           8/23/03          4.25% Fixed           3 month LIBOR
                                                                                                   (currently 1.77%)

     Based on future market rates at September 30, 2002, the fair value of open contracts to the Company was a liability of $1.3 million. If future market rates were to increase 10% from those in effect at September 30, 2002, the fair value of open contracts to the Company would be a liability of $1.3 million. If future market rates were to decline 10% from those in effect at September 30, 2002, the fair value of the open contracts to the Company would be a liability of $1.4 million.

     Fixed and Variable Rate Debt. The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes, which are valued at their last traded value before September 30, 2002.

      Expected Maturity Dates              2002             2003-5      2007         2012            Total         Fair Value
---------------------------------------------------------------------------------------------------------------------------------
          (in thousands)
Variable Rate Debt:
Bank Debt with Recourse (a)...........   $      -    $   165,000    $         -   $       -      $   165,000      $  165,000
Bank Debt without Recourse (b)........   $      -    $     5,834    $         -   $       -      $     5,834      $    5,834
Capital Leases (c)....................   $  1,945    $     7,911    $         -   $       -      $     9,856      $    9,856
Fixed Rate Debt:
Senior Notes (d)......................   $      -    $         -    $   129,466   $       -      $   129,466      $  134,645
Senior Notes (e)......................   $      -    $         -    $         -   $ 300,000      $   300,000      $  309,375
Note Payable (f)......................   $    443    $         -    $         -   $       -      $       443      $      443
Other.................................   $      5    $         -    $         -   $       -      $         5      $        5

---------------
(a)     The average interest rate on the bank debt with recourse is 4.0%.
(b)     The average interest rate on the bank debt without recourse is 6.3%.
(c)     The average interest rate on the two capital leases is 5.2%.
(d)     The interest rate on the senior notes due 2007 is a fixed 10%.
(e)     The interest rate on the senior notes due 2012 is a fixed 9.6%.
(f)     The interest rate on the note payable to vendors is 4.25%.

Item 4. Controls and Procedures

     The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14 (c) and 15d-14 (c) promulgated under the Securities Exchange Act of 1934] as of a date within ninety days before the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

                          PART III - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number     Description of Exhibit

3.1 & 4.1  Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File
           No. 33-30298-D)
3.2 & 4.2  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
           Statement on Form SB-2, File No. 33-66190)
3.4 & 4.4  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
           Statement on Form S-3, File No. 333-30453)
3.5 & 4.5  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
3.6 & 4.6  By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No.
           33-66190)
3.7 & 4.7  Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File No.
           333-76774)
3.8 & 4.8  Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.9 & 4.9  Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock
           (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
4.10       Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock
           Transfer & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File No. 333-82552)
4.11       Form of Warrant Agreement by and between Midland Resources, Inc. and Stock Transfer Company of America, Inc., as warrant agent, dated November 1, 1990 (Incorporated by reference to
           Registration Statement on Form S-3, File No. 333-83376)
4.12       Form of Warrant Agreement by and between Vista Energy Resources, Inc. and American Stock
           Transfer & Trust Company, as warrant agent, dated October 28, 1998 (Incorporated by reference to
           Registration Statement on Form S-3, File No. 333-83376)
4.13       Indenture dated May 29, 1997 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by
           reference to Registration Statement on Form S-4, File No. 333-2290)
4.14       Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee
           (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14,
           1999)
4.15       Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form
           S-4, File No. 333-2290)
4.16       Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to
           Form 10-K for the year ended December 31, 2001)
4.17       Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter
           Resources, Inc. and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to
           Form 8-K dated January 7, 1998, filed January 9, 1998)
10.1       Fourth Amended and Restated Credit Agreement, dated March 15, 2002, between Magnum Hunter
           Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
10.2       Amendment to Fourth Amended and Restated Credit Agreement (Incorporated by reference to Form 10-Q for the period ended June 30, 2002)
10.3       Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.4      Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.5      Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the year ended
          December 31, 2001)
10.6      Employment Agreement for R. Douglas Cronk (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
10.7      Employment Agreement for Charles Erwin (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
10.8      Purchase and Sale Agreement, dated February
          27, 1997 among Burlington Resources Oil and
          Gas Company, Glacier Park Company and Magnum
          Hunter Production, Inc. (Incorporated by
          reference to Form 8-K, dated April 30, 1997,
          filed May 12, 1997)
10.9      Purchase and Sale Agreement between Magnum Hunter Resources, Inc., NGTS, et al, dated
          December 17, 1997 (Incorporated by reference to Form 8-K, dated December 17, 1997, filed
          December 29, 1997)
10.10     Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc.
          and Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-
          end December 31, 1998, filed April 14, 1999)
10.11     Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000)
99.1*     Certification pursuant to 18 U.S.C. Section 1350, signed by Gary C. Evans
99.2*     Certification pursuant to 18 U.S.C. Section 1350, signed by Chris Tong

*Filed herewith

(b) Reports on Form 8-K

     1) Form 8-K, filed July 2, 2002 under Item 5, including audited financial statements of Prize Energy Corp.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By  /s/ Gary C. Evans                                        November 14, 2002
    -------------------------------------------------
    Gary C. Evans
    Chairman, President and Chief Executive Officer


By  /s/ Chris Tong                                           November 14, 2002
    --------------------------------------------------
    Chris Tong
    Senior Vice President and Chief Financial Officer


By  /s/ David S. Krueger                                     November 14, 2002
    --------------------------------------------------
    David S. Krueger
    Vice President and Chief Accounting Officer


By  /s/ Morgan F. Johnston                                   November 14, 2002
    --------------------------------------------------
    Morgan F. Johnston
    Vice President, General Counsel and Secretary

                                  CERTIFICATION

I, Gary C. Evans, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Magnum Hunter Resources, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                     /s/ Gary C. Evans
                                     ---------------------------------
                                     Gary C. Evans, Chairman
                                     President and Chief Executive Officer

                                  CERTIFICATION


I, Chris Tong, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Magnum Hunter Resources, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                          /s/ Chris Tong
                          ---------------------------------
                          Chris Tong
                          Senior Vice President and Chief Financial Officer