Form 10-K
period 2002-12-31
MAGNUM HUNTER RESOURCES INC
filed 2003-03-31
CIK 854271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark one)
       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

       [ ] Transition  Report  pursuant to Section 13 or 15(d) of the Securities
           Exchange  Act  of  1934
          For the transition period from ____________ to ____________.

                           Commission File No. 1-12508

                          MAGNUM HUNTER RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                87-0462881
                 ------                                ----------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
           -----------------------------------------------------------
               (Address of principal executive offices) (zip code)


       Registrant's telephone number, including area code: (972) 401-0752

      Securities registered pursuant to Section 12(b) of the Exchange Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
   Common Stock ($.002 par value)              New York Stock Exchange


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

Indicate by check mark if disclose of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 28, 2002, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the New York Stock Exchange, was $540,228,276.

The number of shares outstanding of the registrant's common stock at March 21, 2003 was 67,255,584.

                                TABLE OF CONTENTS

                       SECURITIES AND EXCHANGE COMMISSION
                           ITEM NUMBER AND DESCRIPTION

                                     PART I

Item 1.   Business...............................................................................  1
          The Company............................................................................  1
          Business Strategy......................................................................  2
          Properties.............................................................................  3
          Development and Exploration Activities.................................................  9
          Gathering and Processing of Gas........................................................ 10
          Marketing of Production................................................................ 11
          Petroleum Management and Consulting Services........................................... 11
          Competition............................................................................ 12
          Regulations............................................................................ 12
          Employees.............................................................................. 14
          Facilities............................................................................. 14
          Risk Factors........................................................................... 15
Item 2.   Description of Properties.............................................................. 20
          Oil and Gas Reserves................................................................... 20
          Oil and Gas Production, Prices and Costs............................................... 23
          Drilling Activity...................................................................... 24
          Oil and Gas Wells...................................................................... 25
          Oil and Gas Acreage.................................................................... 26
Item 3.   Legal Proceedings...................................................................... 26
Item 4.   Submission of Matters to a Vote of Security Shareholders............................... 26

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............................... 26
Item 6.   Selected Financial Data................................................................ 27
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.. 30
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................. 45
Item 8.   Financial Statements and Supplementary Data............................................ 48
Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure.... 49

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................................... 50
Item 11.  Executive Compensation................................................................. 54
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................... 57
Item 13.  Certain Relationships and Related Transactions......................................... 58
Item 14.  Controls and Procedures................................................................ 58
          Glossary............................................................................... 59
Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......................... 61

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

       .      future stock market valuations;
       .      repayment of debt;
       .      business strategies;
       .      expansion and growth of operations after the merger with Prize
              Energy Corp.; and
       .      future operating results and financial condition.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including:

       .      general economic and business conditions;
       .      prices of crude oil, natural gas and natural gas liquids and industry expectations about future prices;
       .      the business opportunities, or lack of opportunities, that may be presented to and pursued by us; and
       .      changes in laws or regulations.

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

ITEM 1.   BUSINESS

THE COMPANY

In this Annual Report on Form 10K, the words "Magnum Hunter", "company", "we", "our", and "us" refer to Magnum Hunter Resources, Inc., and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC). We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet site located at www.magnumhunter.com. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Magnum Hunter is an independent energy company engaged in the exploration, exploitation and development, acquisition and operation of oil and gas properties with a geographic focus in the Mid-Continent Region, Permian Basin Region, Gulf Coast Region and the Gulf of Mexico. Our management has implemented a business strategy that emphasizes the acquisition of long-lived proved reserves with significant exploitation and development opportunities where we generally can control the operations of the properties.

As part of this strategy, from 1996 through 2002, we acquired significant properties from Burlington Resources Inc. ("Burlington"), Spirit Energy 76 ("Spirit 76"), a business unit of Union Oil Company of California, Vastar Resources, Inc. ("Vastar") and Mallon Resources Corporation ("Mallon"). On March 15, 2002, we acquired Prize Energy Corp., which was merged into one of our wholly-owned subsidiaries. Prize was a publicly traded independent oil and gas company engaged primarily in the acquisition, enhancement and exploitation of producing oil and gas properties. Prize owned oil and gas properties principally located in three core operating areas, which were in the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Oklahoma and the Texas Panhandle. Over 80% of Prize's oil and gas property base was located in Texas. In addition to our focus on selected exploratory drilling prospects in the Gulf of Mexico as described below, we intend to continue to concentrate our efforts on additional producing property acquisitions strategically located within our geographic area of operations. We also intend to continue to develop our substantial inventory of drilling and workover opportunities located onshore. We have identified over 561 development drilling locations (including both production and injection wells) and workover opportunities on our properties to which proved reserves have been attributed, substantially all of which are low-risk in-fill drilling or enhanced recovery opportunities.

In 1998, we acquired an approximate 40% beneficial ownership interest in TEL Offshore Trust ("TEL"), a trust created under the laws of the state of Texas. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining .01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana in the shallow waters in the Gulf of Mexico. As of March 15, 2003, Magnum Hunter owned approximately 38% of the units of beneficial ownership in TEL.

Additionally, we own and operate three gas gathering systems covering over 480 miles and a 50% or greater ownership interest in four natural gas processing plants that are located adjacent to certain company-owned and operated producing properties within the states of Texas, Oklahoma and Arkansas.

At December 31, 2002, Magnum Hunter had an interest in 5,612 wells and had estimated proved reserves of 837 Bcfe with a present value discounted at 10% ("PV-10") of $1.25 billion. Approximately 78% of these reserves were proved developed reserves with a geographic breakdown as follows: 36% attributable to the Mid-Continent Region, 44% attributable to the Permian Basin Region, 9% attributable to the Gulf Coast Region and 11% attributable to the Gulf of Mexico. At December 31, 2002, our proved reserves had an estimated reserve life of approximately 10.3 years and were 55% natural gas. The company serves as operator for approximately 79% of our properties, based on the gross number of wells in which we own an interest, and 76% of our properties, based upon the year-end PV-10 value.

As a result of our property acquisitions and successful drilling activities during 2002, Magnum Hunter has achieved growth as described below:

       . Proved reserves increased 121% to 837 Bcfe at year-end 2002 from 378 Bcfe at year-end 2001; and
       . Average daily production increased 113% to 194,338 Mcfe during fiscal 2002 from 91,292 Mcfe in fiscal 2001. The company had an exit rate of approximately 186 MMcfe at year-end 2002.

BUSINESS STRATEGY

Our overall strategy is to increase our reserves, production, cash flow and earnings, utilizing a properly balanced program of:

       .      selective exploration;
       .      the exploitation and development of acquired properties; and
       .      strategic acquisitions of additional proved reserves.

The following are key elements of our strategy:

Exploration. We plan to continue to participate in drilling Gulf of Mexico exploratory wells in an effort to add higher-output production to our reserve mix, especially during high commodity price periods. The continued use of 3-D seismic information as a tool in our exploratory drilling in the Gulf of Mexico will be significant. Over the last three years, we have built a significant inventory of undrilled offshore lease blocks. We plan to continue to align ourselves with other active Gulf of Mexico industry partners who have similar philosophies and goals with respect to a "fast track" program of placing new production online. This typically involves drilling wells near existing infrastructure such as production platforms, facilities and pipelines. We also maintain an active onshore exploration program primarily concentrated in West Texas and Southeastern New Mexico where we have various other operations in core areas. From time to time, we participate in higher-risk new exploration projects generated by third parties in areas along the Gulf Coast of Texas and Louisiana.

Exploitation and Development of Existing Properties. We have a substantial inventory of over 561 development/exploitation projects which include development drilling, workovers and recompletion opportunities. We will continue to seek to maximize the value of our existing properties through development activities including in-fill drilling, waterflooding and other enhanced recovery techniques. Typically, our exploitation projects do not have significant time limitations due to the existing mineral acreage being held by current production. By operating substantially all of our properties, our management is provided maximum flexibility with respect to the timing of capital expended to develop these opportunities.

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

Management of Overhead and Operating Costs. We will continue to emphasize strict cost controls in all aspects of our business and will continue to seek to operate our properties wherever possible, utilizing a minimum number of personnel. By operating approximately 76% of our properties on a PV-10 basis, we will generally be able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities. This operating control also provides greater flexibility as to the timing requirements to fund new capital expenditures. By strictly controlling Magnum Hunter's general and administrative expenses, management strives to maximize our net operating margin.

PROPERTIES

The company's major properties are located in four core areas: (i) the Mid-Continent region, (ii) the Permian Basin, (iii) Gulf Coast region and (iv) the Gulf of Mexico.

Mid-Continent Region

Our properties located in the Mid-Continent region were acquired principally from Burlington, Spirit 76, Vastar and Prize.

We have received an engineering evaluation from DeGolyer and MacNaughton ("D&M") and Cawley Gillespie & Associates, Inc. ("Cawley Gillespie"), independent petroleum engineers we engaged to evaluate our properties, on the net reserves in the Mid-Continent region. According to D&M and Cawley Gillespie, as of December 31, 2002, the Mid-Continent properties had proved reserves of 12.84 MMBbl of oil and 177.4 Bcf of natural gas, or on a natural gas equivalent basis,
254.4 Bcfe. D&M and Cawley Gillespie further estimated the PV-10 for the Mid-Continent properties to be $324.56 million as of December 31, 2002. The proved reserves are located principally in the Ardmore Basin in south central Oklahoma, in the Oklahoma/Texas panhandle and in Southwestern Arkansas. Approximately 70% of the estimated reserves are natural gas and 30% are oil located on approximately 235,083 net mineral leasehold acres in twenty-seven counties in Oklahoma, eleven counties in Texas and two counties in Arkansas. Total net daily production from the Mid-Continent properties for the month of December 2002 was approximately 35.8 million cubic feet of natural gas production and 2,509 barrels of oil and natural gas liquids. Magnum Hunter's wholly-owned subsidiary, Gruy Petroleum Management Co. ("Gruy"), is the operator of approximately 85% of the wells located in the Mid-Continent region.

The major fields in the Mid-Continent region are the Panoma, Eola-Robberson, Cumberland, Walnut Bend and Madill.

Panoma. The Panoma properties currently consist of approximately 550 natural gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 66 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce natural gas from the Granite Wash and/or Brown Dolomite formations. For the month of December 2002, net production natural gas sales were approximately
11.1 MMcf/d, (gross production was 14.0 Mmcf/d), which excludes liquids processed from this natural gas stream through our gas processing facility located adjacent to these fields, known as the McLean Plant. Development continues with increased density drilling in the West Panhandle.

Eola-Robberson. The Eola-Robberson Field is located in Garvin County, Oklahoma and has been producing since 1920. It is productive in multiple reservoirs from the fractured Devonion Klippe at 6,400' to the Basal Oil Creek at 11,800'. The field has primarily been developed within two units, the Eola North Fault Block Unit and the South Eola Bromide Sand Unit. The waterfloods for this field were discontinued in 1992 and the wellbores are being recompleted into bypassed oil pockets in the Bromide, McLish and Oil Creek and the fractured gas reservoirs such as the Sycamore, Woodford, Hunton and Viola. We have an interest in 65 producing wells, with working interests varying from 8% to 100%. We operate all but four of these wells. For the month of December 2002, gross production from the field averaged 8,523 Mcf/d and 530 Bbl/d (or 4,454 Mcf/d and 311 Bbl/d net to the company).

Cumberland. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development drilling plans exist for four additional proved undeveloped locations to exploit the shallow gas on 160 acre spacing. The shallowest zone in the field is the Goddard, which is a channel sand. We have an interest in 71 active wells, with working interests varying from 17% to 100%. We operate all but ten of these wells. For the month of December 2002, gross production from the field averaged 7,291 Mcf/d and 198 Bbl/d (or 4,478 Mcf/d and 172 Bbl/d net to the company).

Walnut Bend. The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930's and produces oil and gas from numerous intervals ranging in depth from 2,000' in the Montgomery sands to over 7,000' in the Ellenburger carbonate. There are currently 97 active producing wells and 28 active injection wells. Our working interest ownership in the wells is approximately 91%. For the month of December 2002, gross production from the wells averaged 127 Mcf/d and 641 Bbl/d (or 116 Mcf/d and 583 Bbl/d net to the company). Current activities in the field include a recompletion program on both active and inactive wellbores as identified by a two-year geological study. This will include the initiation of numerous small waterflood projects.

Madill. The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750' to 5,700'. There are currently 60 active producing wells. Magnum Hunter's working interest ownership in the wells varies from 41% to 100%. For the month of December 2002, gross production from the wells averaged 1,918 Mcf/d and 75 Bbl/d (or 1,212 Mcf/d and 51 Bbl/d net to the company).

PERMIAN BASIN

The company owns an interest in 3,348 wells located in 170 fields in the Permian Basin. Gruy is the operator of approximately 77% of the producing wells. Management believes the Permian Basin properties will continue to provide significant opportunities for exploitation of oil and gas through infill drilling, workovers and recompletions and optimization of enhanced oil recovery projects.

According to D&M and Cawley Gillespie, as of December 31, 2002, the Permian Basin properties had proved reserves of 43.8 MMBbl of oil and 152.8 Bcf of gas, or on a natural gas equivalent basis, 415.8 Bcfe. D&M and Cawley Gillespie further estimated the PV-10 for the Permian Basin properties to be $545.8 million as of December 31, 2002.

Total net daily production from the Permian Basin properties for the month of December 2002 was approximately 34,742 MMcf of natural gas production and 6,306 Bbls of oil.

The top valued fields in the Permian Basin are Westbrook, Warwink, Howard Glasscock, Jo-Mill, Kermit, Keystone, Willo, P&P and the southeast New Mexico area.

Westbrook. The Westbrook field is located in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. Gruy operates the Southwest Westbrook Unit and Morrison G lease and the company owns an 89% and 100% working interest, respectively. The company also owns a small working interest in the Chevron/Texaco operated North Westbrook Unit. There are currently 150 active wells in these three leases. For the month of December 2002, net production from the wells averaged 373 Bbl/d.

The initial wells in this area were drilled in the 1920's and waterflood operations began in the 1960's. The company is actively drilling infill wells and optimizing waterflood operations in the Southwest Westbrook Unit.

Warwink. The Warwink field is located in Winkler County, Texas. The company owns interests in 20 wells producing from the Cherry Canyon formation at depths from 4,800 to 7,400 feet. The company's working interest ownership in these wells varies from 70.75% to 85% and all wells are operated by Gruy. For the month of December 2002, the company's net production from these wells averaged 472 Bbl/d and 1,550 Mcf/d.

The wells in this field have multiple stacked Cherry Canyon sands that can be produced together. Several behind pipe zones have been identified and the company is actively adding these zones in the existing wells.

Howard Glasscock. The Howard Glasscock field is located on the border of Howard and Glasscock Counties, Texas. The company owns an interest in 81 wells, of which 78% are operated by Gruy. The company acquired additional interests in 2002 on two properties, regaining operations and increasing the working interest from 50% to 100%. The company's working interest in the other wells in this area range from 5% to 100%.

The properties in the Howard Glasscock field consist of multiple waterfloods in the San Andres, Glorietta and Clearfork formations. The company also owns interest in leases that have been identified as future waterflood candidates.

Jo-Mill. The Jo-Mill field is located in Borden County, Texas and produces in the Sprayberry formation at approximately 7,100 to 7,500 feet. The company owns a non-operated working interest that ranges from 0.5% to 33% in three different waterflood units. The company's net production from these three units averaged 629 Bbl/d and 205 Mcf/d in December of 2002.

These fields were unitized between 1963 and 1973 and were initially waterflooded on a peripheral pattern with 80 acre spacing. Since the mid 70's, multiple infill wells have been drilled to convert the floods to a line drive pattern on 40 acre spacing. D&M has assigned net proved undeveloped reserves of 2,543 MMcfe to an additional 31 locations in the Chevron/Texaco operated Jo-Mill Unit.

Kermit. The Kermit field is located in the heart of Winkler County, Texas. The company owns interests in 167 oil and gas wells with a working interest varying from 21% to 100%. Gruy operates 87% of the wells in this field. The average December 2002 net production from these wells was 159 Bbl/d and 4,200 Mcf/d.

The wells in this field produce from several different horizons, including the Ellenburger, McKee, Fusselman, Devonian, Clearfork, Holt, Colby and Yates. The majority of the wells the company has an interest in are currently producing from the Yates gas cap.

Keystone. The Keytone field is located in Winkler County, Texas. The company owns an interest in 233 oil and gas wells of which 99.6% are operated by Gruy. These wells produced an average of 340 Bbl/d and 893 Mcf/d net in December 2002.

The company owns 100% working interests in the East Keystone Unit where waterflood operations commenced in June of 2002. This unit is flooding the San Andres and Holt formations on a 20 acre 5 spot pattern. Initial waterflood response has been seen in some parts of the field.

Willo. The Willo field is located in Crockett and Val Verde Counties, Texas. The company owns an interest in 14 oil and gas wells producing from the Ellenburger, Strawn and Canyon/Wolfcamp formations. The company's working interest ranges from 23% to 100% in this field with 82% of the wells operated by Gruy. The company's average net production for December 2002 for these wells was 1,986 Mcf/d. The most prolific zone in this field is the Ellenburger dolomite at an average depth of 14,000 feet. This zone accounts for 97% of the 10,681 MMcfe net proved developed producing reserves assigned to this field by D&M. Proved undeveloped reserves of 17,145 MMcfe net for six additional Ellenburger wells have been identified by D&M.

P&P. The P&P field is located in Crane County, Texas producing from the Devonian at a depth of 5,500 feet. This field was unitized as the River Bend Devonian Unit for waterflood operations in 2000. Water injection was started in September of 2000 and the unit has experienced an increase in net oil production from 160 Bbl/d in April of 2001 to 300 Bbl/d in December of 2002. The company owns a 47% working interest in 20 wells and all are operated by Gruy.

This field is located adjacent to the Gruy operated Abell Devonian Unit that has been under waterflood operations in the Devonian since 1961. Proved undeveloped reserves were assigned by D&M to the River Bend Devonian Unit in contemplation of a carbon dioxide injection project that is anticipated to follow waterflood operations.

Southeast New Mexico. The Southeast New Mexico properties consist of approximately 760 wells in Lea and Eddy Counties, of which 80% are operated by Gruy. Several of the company's fields in Lea County produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. The average net production for the Southeast New Mexico properties for December 2002 was 1,030 Bbl/d and 16,245 Mcf/d.

The company has been actively drilling increased density wells in the Morrow formation at approximately 11,500 feet. The company participated in 20 Morrow wells in 2002 and has 26 wells planned for 2003. D&M has identified 22 proved undeveloped locations for the Morrow, with net reserves of 12,789 MMcfe.

Several of the Morrow wells have identified behind pipe pay in the Atoka and Strawn formations. A recent recompletion to the Strawn formation from the Morrow in the Magnum 5, Federal #2 came in flowing at rates over 800 Bbl/d and 3,000 Mcf/d gross. The company has a 50% working interest in this well and is currently drilling an offset location.

Gulf Coast

We own an interest in 432 wells in the Gulf Coast region, of which Gruy is the operator of approximately 73% of the wells. Magnum Hunter has received an engineering evaluation from DeGolyer and MacNaughton on the net reserves in the Gulf Coast. According to D&M, as of December 31, 2002, the Gulf Coast properties had proved reserves of 2.9 MMBbl of oil and 66.2 Bcf of natural gas, or on a natural gas equivalent basis, 83.7 Bcfe. D&M further estimated the PV-10 for the Gulf Coast properties to be $148.8 million as of December 31, 2002. Approximately 79% of the estimated reserves are natural gas and 21% are oil. Total net daily production from the Gulf Coast properties for the month of December 2002 was approximately 17.6 million cubic feet of natural gas and 1,048 barrels of oil.

The principal fields in the onshore gulf coast region are Perry Point, Buchel, Alta Loma and Word, North.

Perry Point. This field is located in southwestern Louisiana in Acadia Parish. The company owns various working interests, between 53% and 83%, in three producing wells and one saltwater disposal well. All of the wells are operated and produce from the Marg Howei and Bol Mex formations between 11,160 feet and 15,150 feet. Production attributable to the company's interest averaged 1,620 Mcf/d and 39 Bbl/d in December 2002. Additional perforations were added in one of the wells in late December which are expected to increase net production substantially. As of December 31, 2002, the net proved reserves for Perry Point field were 6.5 Bcfe.

Buchel. The company operates seven producing wells, one shut-in well and one salt water disposal well in this Dewitt County, Texas field. We have an 87.5% working interest in two of the wells and own a 100% working interest in the remaining wells. The producing interval in the Buchel field is the lower cretaceous Edwards formation at approximately 14,000 feet. Production averaged 2,027 Mcf/d and 22 Bbl/d in December 2002 net to the company's interest. Net proved reserves for this field were 10.1 Bcfe as of December 31, 2002.

Alta Loma. The company owns a 41% and a 48% working interest in two producing wells in this field. In addition, we also own and operate a salt water disposal well. This field is located in Galveston County, Texas and produces from the Frio formation at approximately 12,500 feet. Production attributable to the company's interest averaged 1,230 Mcf/d and 108 Bbl/d in December 2002. As of December 31, 2002, the net proved reserves assigned to this field were 4.8 Bcfe.

Word, North. We own varying working interests, between 4% and 100% in 24 wells in this field located in Lavaca County, Texas. Eighteen of the wells are operated by us. Production is from the Edwards formation at approximately 14,000 feet and averaged 1,183 Mcf/d and 3 Bbl/d in December 2002 net to our interest. Net proved reserves for this field were 10.1 Bcfe as of December 31, 2002.

Gulf of Mexico

Our initial entry into the Gulf of Mexico occurred March 27, 1998 when we acquired approximately 40% beneficial ownership interest in TEL Offshore Trust. One year later in May 1999, we began participating as a working interest owner in new exploratory drilling on the shallow water shelf. We currently own an interest in 174 blocks in the Gulf of Mexico ranging from 12.5% to 100%. Proved reserves have been assigned in 35 blocks encompassing 62 gross wells (24.7 net wells). The company operates 18 of these wells (12.9 net wells). According to D&M, as of December 31, 2002, the Gulf of Mexico properties had proved reserves of 3.47 MMBbl of oil and 62.3 Bcf of natural gas (83.14 Bcfe) with a PV-10 value of $227.3 million. Approximately 75% of the estimated reserves is natural gas and the remaining 25% is oil. Total net daily production from the Gulf of Mexico properties for the month of December 2002 was 31.4 million cubic feet of natural gas and 1,197 barrels of oil. At December 31, 2002, the company had eight additional discoveries that are scheduled to commence production in 2003.

TEL Offshore Trust. The principal asset of TEL consists of a 99.99% interest in the TEL Offshore Trust partnership. Chevron USA Inc. owns the remaining 0.01% interest in the partnership. The partnership owns an overriding royalty interest equivalent to a 25% net profits interest in certain oil and gas properties located offshore Louisiana. As of December 31, 2002, the company owned approximately 38% of the units of beneficial ownership in TEL. TEL produced a total of approximately .46 Bcfe in calendar 2002 net to the company. Distributions from the partnership totaling $451 thousand net to the company were received in 2002.

Main Pass 178 Area. This area comprises Main Pass blocks 164 and 178 and is located in Federal waters west of Plaquemines Parish, Louisiana in water depths of 135 feet to 150 feet. The company owns a 100% working interest and operates four existing wells from two platforms. First production was established in December 2001. These wells produce from various sands of Lower Pliocene to Middle Miocene age, at depths ranging from 4,800 feet to 12,000 feet. Production attributable to the company's interest averaged 1.2 Mmcf/d in December 2002. Two of the wells began having sand problems in mid to late 2002 and were not producing in December. The wells are currently being reworked to reestablish production. Net proved reserves for the Main Pass Area were 11.7 Bcfe as of December 31, 2002. In addition, the company is currently drilling a fifth well targeting the deeper Middle Miocene sands and is retaining a 50% working interest.

South Timbalier 265 Area. This area encompasses South Timbalier blocks 250, 264 and 265 and is located in Federal waters south of Terrebonne Parish, Louisiana in water depths of 185 feet to 225 feet. The company owns working interests in fifteen wells ranging from 40% to 100%. The company operates all of the wells from four platforms. The company initially acquired its interest in South Timbalier 265 through a like-kind property exchange with Kerr McGee in August 2000. Additional interests in the area were acquired from El Paso in March 2001. The wells produce from various sands ranging in depth from 4,800 feet to 16,000 feet. Production averaged 12.3 Mmcf/d and 216 Bbl/d in December 2002 net to the company's interest. As of December 31, 2002, the net proved reserves for the South Timbalier 265 Area were 18.2 Bcfe.

Main Pass 108 Area. The company owns a 33.33% working interest in one well in Main Pass 107 and a 25% working interest in one well in Main Pass 108. Kerr McGee operates both wells. These wells are in 50 feet to 70 feet of water and are located in Federal waters west of Plaquemines, Louisiana. Production from the well in block 108 started in June 2002 and averaged 1.4 Mmcf/d and 45 Bbl/d in December 2002 net to the company's interest. The well in block 107 was not put on production until late January 2003. Production is from the Tex W series of sands with multiple zones currently behind pipe. Net proved reserves attributable to this area were 12.9 Bcfe as of December 31, 2002.

Eugene Island 302. Our interest in Eugene Island 302 consists of a 30% working interest in two wells operated by Remington Oil & Gas. Current production is from the Basal Nebraskan at approximately 10,000 feet with additional zones behind pipe. The field is located in 220 feet of water on Federal leases south of St. Mary Parish, Louisiana. First production from both wells was established in May 2002; however, production was interrupted in October 2002 due to damage caused by Hurricane Lili to Newfield's production platform at Eugene Island 324. The wells were rerouted to Forest's Eugene Island 325 platform and were returned to production in February 2003. Net proved reserves attributable to these two wells were 4.7 Bcfe as of December 31, 2002.

East Cameron 184 Area. This area encompasses East Cameron blocks 179, 184 and
185. We own a 30% working interest in three wells operated by Remington Oil & Gas. The wells are located in Federal waters south of Cameron Parish, Louisiana in a water depth of approximately 95 feet. Production for the first two wells was initiated in April 2002 and averaged 1.2 Mcf/d and 47 Bbl/d in December 2002 net to our interest. The third well was completed in late 2002 but facilities were not completed until mid-February 2003. All three wells produce from the Bul 1 10,800' sand. As of December 31, 2002, the net proved reserves for the East Cameron 184 Area were 3.1 Bcfe.

South Timbalier 275 Area. The company owns a 10% working interest in one well in South Timbalier 274 and a 50% working interest in one well in South Timbalier
275. Spinnaker operates both wells. These wells are in 265 feet of water and are located on Federal leases south of Terrebonne Parish, Louisiana. Production from South Timbalier 274 and 275 started in April and June 2002, respectively. Production attributable to the company's interest averaged 7.7 Mcf/d and 135 Bbl/d in December 2002. Both wells produce from the Bul 1 series of sands. Net proved reserves for these two wells were 3.3 Bcfe as of December 31, 2002.

Gas Processing Plants

McLean Plant. In January 1997, we complemented our Panoma acquisition by purchasing a 50% ownership interest in the McLean Gas Plant and a related 22 mile products pipeline. This plant is a modern cryogenic plant utilizing approximately 2,000 horsepower of high speed compression and a gas processing capacity of approximately 23 MMcf/d. For the month of December 2002, throughput of the plant averaged 15,034 Mcf/d with processed liquids of 1,018 Bbl/d.

Madill Plant. In December 1999, we acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with our 50% partner, Carrera Gas Gathering Co., L.L.C., of Tulsa, Oklahoma who acquired the other 50% of the gas plant and associated assets. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 MMcf/d. For the month of December 2002, throughput of the plant averaged 13,934 Mcf/d of natural gas with processed liquids of 872 Bbl/d.

Walker Creek Plant. In conjunction with the Vastar acquisition, we acquired an approximate 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, we sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P., of which we are the general partner. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower of leased compression and has a gas processing capacity of 12 Mmcf/d. For the month of December 2002, throughput of the plant averaged 3,857 Mcf/d with processed liquids of 216 Bbl/d.

Elmore City Processing Plant: We acquired a 100% ownership interest in the Elmore City Plant in the Prize merger. This gas processing facility and associated gathering system assets are located in Garvin County, Oklahoma. These facilities include over 25 miles of gathering pipelines and an NGL extraction plant consisting of a cryogenic unit and approximately 7,000 horsepower of various types of compressors. The plant's 2002 throughput has averaged 11.3 MMcf/d with a total throughput capacity of approximately 40 MMcf/d.

DEVELOPMENT AND EXPLORATION ACTIVITIES

Overview

We presently intend to continue to focus our efforts on exploration, property acquisitions and our substantial inventory of exploitation and development drilling projects.

Magnum Hunter seeks to minimize our overhead and capital expenditures by subcontracting the drilling, redrilling and workover of wells to independent drilling contractors and by outsourcing other services. We typically compensate our drilling subcontractors on a turnkey (fixed price), footage or day-rate basis depending on our assessment of risk and cost considerations on each individual project.

Development Drilling

Magnum Hunter's development strategy focuses on maximizing the value and productivity of our oil and gas asset base through development drilling and enhanced recovery projects. We have budgeted approximately $54 million for exploitation and development activities for 2003 with $36.7 million of such budget allocated to our proved undeveloped reserves. We have identified 561 development drilling locations and workover opportunities on our properties to which proved reserves have been attributed. In exploiting our producing properties, we rely upon our in-house technical staff of petroleum engineering and geological professionals and utilize the services of outside consultants on a selective basis.

Mid-Continent Region. We believe that developmental drilling can continue to enhance the value of the Panoma properties, which produce from the Brown Dolomite and Granite Wash formations in the Texas Panhandle and western Oklahoma. The easternmost fields are developed on 160 acre spacing because the original spacing of 640 acres proved inadequate to drain reserves efficiently. The westernmost field has now been developed with approximately 320 acre spacing, and future development drilling will bring the spacing down to a more efficient 160 acres per well. Ten wells were drilled in 2002 and seven wells have been drilled in the ten well 2003 drilling program through March 15, 2003.

The Cumberland Field was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000' to 6,800'. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The "Shallow Gas" zones include the Sycamore, Woodford, Goddard, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. We have identified four locations in which additional wells could be drilled in proved undeveloped reserves to complete development of the shallow gas on 160 acre spacing. Additional drilling and recompletions are budgeted in 2003.

Additional Mid-Continent development, drilling and recompletion activities and improvements to existing waterflood operations will focus on the Walnut Bend Field in Cooke County, Texas, the Madill Field in Marshall County, Oklahoma and the Eola-Robberson field in Garvin County, Oklahoma..

Permian Basin Properties. In evaluating the Permian Basin properties, we have identified over 180 drilling locations including production and injection wells. Primary development focus will be on increased density drilling opportunities. Numerous workovers, recompletions and development wells are targeted for the shallow gas properties in Lea County, New Mexico. Further development of the Westbrook Field in Mitchell County, Texas began in 2000 when seven producing wells and five injection wells were drilled. Approximately 12 new wells are scheduled to be drilled in the Westbrook Field in 2003.

EXPLORATORY DRILLING

We spent $34.3 million of our $141 million 2002 capital budget on exploratory drilling and related land and geophysical costs. Twenty-nine offshore exploratory wells were drilled in 2002 of which twenty-three were completed as producing wells providing us with a 79% success rate. The most significant change in strategy occurred when we entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This program has yielded 57 completions in 66 attempts by the end of 2002 and as the proved reserves associated with these new wells are developed, they have been adding significant cash flow. Production from our producing blocks was approximately 44.0 MMcfe/d net to the company as of March 2003. Eight new platforms scheduled to commence production in 2003 should add substantially to these levels. We own an interest ranging from 12.5% to 100% in 136 offshore blocks and expect to add to the number of OCS blocks in 2003. An aggressive drilling program will continue in 2003.

The onshore exploration program remains active. Drilling in New Mexico in 2002 and early 2003 has resulted in 15 new Morrow gas wells with working interests ranging from 12.5% to 100%. Per well production has ranged from one-half million to five million cubic feet of natural gas equivalents per day. Forty seven proved undeveloped locations remain to be drilled in New Mexico and over 120 drill sites are identified as a result of activity in New Mexico.

New prospects on the Texas and Louisiana Gulf Coast area and a continuing offshore Gulf of Mexico program should provide ample opportunity to grow reserves and production in future years.

GATHERING AND PROCESSING OF GAS

Hunter Gas Gathering, Inc., a wholly-owned subsidiary of the company, owns three gas gathering systems located in Oklahoma, Texas and Arkansas, none of which are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), and ownership interests in four gas processing plants. Gruy operates all of the gas gathering systems and two of the gas processing plants.

Generally, the gathering systems transport the natural gas from wells to a common point where it is dehydrated prior to redelivery to downstream pipelines. In managing our gas gathering systems, we have emphasized operating efficiency and overhead management and introduced a program in certain areas which ties throughput costs to volume transported rather than to compression capacity. We believe that our focus on volume-based pricing reduces the potential financial impact of a decline in actual throughput. Since most of the compression costs are not fixed, but are tied to volumes transported, the compression operator has an incentive to ensure that as much volume is being transported as possible. The lower the volume transported, the lower the fee to the compression operator, and in some situations, the compression operator incurs a penalty.

The Panoma system, the largest of our gas gathering systems, consists of approximately 449 miles of pipeline. The main trunklines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. At December 31, 2002, gas throughput for the Panoma gas gathering system was approximately 15,533 Mcf/d. The Panoma gas gathering system is connected to a third party "header" system which provides access to all major interstate pipelines in the area via seven pipeline interconnects serving Midwestern, Western and Oklahoma intrastate markets. We operate approximately 523 of the approximately 610 wells connected to the Panoma system, and are actively seeking to add new wells to such system through acquisition, development or arrangements with third party producers.

We acquired a 100% ownership interest in the Elmore City Plant in the Prize merger. This gas processing facility and associated gathering system assets are located in Garvin County, Oklahoma. These facilities include over 25 miles of gathering pipelines and an NGL extraction plant consisting of a cryogenic unit and approximately 7,000 horsepower of various types of compressions. The plant's 2002 throughput has averaged 11.3 MMcf/d with a total throughput capacity of approximately 40 MMcf/d.

Effective January 1997, we purchased a 50% ownership interest in the McLean Gas Plant, a gas processing facility located adjacent to our gas gathering system. The purchase also included a 22 mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 Mmcf/d. For the month of December 2002, throughput, net to Hunter Gas Gathering, was approximately 7,516 Mcf/d with processed liquids of 528 Bbl/d. We acquired our 50% ownership interest in the plant from Carrera Gas Company, L.L.C. ("Carrera") of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility on our behalf.

In December 1999, we acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with our 50% partner, Carrera. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 Mmcf/d. For the month of December 2002, throughput of the plant, net to Hunter Gas Gathering, was approximately 6,967 Mcf/d of natural gas with processed liquids of 435 Bbl/d.

In conjunction with the Vastar acquisition, we acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, we sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P., of which we are the general partner. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 MMcf/d. For the month of December 2002, throughput of the plant, net to Hunter Gas Gathering, was approximately 231 Mcf/d with processed liquids of 13 Bbl/d.

MARKETING OF PRODUCTION

We market all of our gas production as well as gas we purchase from third parties to gas marketing firms or end-users either on (i) the spot market under contracts of less than one year at prevailing spot market prices (approximately 75% of our volume) or (ii) at market responsive prices under multi-year contracts (approximately 25% of our volume). Marketing gas for our own account exposes the company to the attendant commodities risk which we attempt to mitigate through various financial hedges. We normally sell our own oil under month-to-month contracts with a variety of crude oil purchasers. Oil is usually sold for our own account through the services of Enmark Services, a marketing agent in Dallas, Texas. While we have historically been able to sell oil above posted prices, we are also exposed to the commodities risk inherent in short-term contracts which we attempt to mitigate through various financial hedges. For a discussion of our hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Hedging Activity" and Note 12 to our consolidated financial statements.

In December 1997, Hunter Gas Gathering, Inc. acquired a thirty percent (30%) membership interest in NGTS, LLC ("NGTS"), a subsidiary of Natural Gas Transmission Services, Inc. NGTS is a Dallas-based natural gas marketing and trading company with operations concentrated in the western two-thirds of the country. As of December 31, 2002, NGTS marketed approximately 15.4% of our natural gas under short term contracts. The balance of our production is marketed through other marketing companies or gatherer/processors.

The market for oil and natural gas we produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, weather, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

PETROLEUM MANAGEMENT AND CONSULTING SERVICES

We acquired Gruy in December 1995. Gruy, which conducts operations for both Magnum Hunter and third parties, has over a 45-year history of managing properties for financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding environmental and other regulatory compliance; receipt and disbursement functions, expert witness testimony and other managerial services and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties, gathering systems and processing plants located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of our acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often uniquely able to identify attractive acquisition opportunities.

For additional information on our business segments, see Note 15 to our consolidated financial statements.

COMPETITION

The oil and gas industry is highly competitive. Our competitors include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have substantially greater financial resources and larger staffs and facilities than those of the company. In addition, we frequently encounter competition in the acquisition of oil and gas properties, gas gathering systems, gas processing plants and in our management and consulting business. The principal means of such competition are the amount and terms of the consideration offered. The principal means of such competition with respect to the sale of oil and gas production are product availability and price. The price at which our products may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil, natural gas, nuclear power, hydroelectric power and coal and competition among various gas producers and marketers.

REGULATIONS

General Federal and State Regulations

There have been, and continue to be, numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. The following are some specific regulations that may affect the company. We cannot predict the impact of these or future legislative or regulatory initiatives.

Regulation of Natural Gas and Oil Exploration and Production

Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

Federal Regulation of Sales Prices and Transportation

Currently, there are no federal, state or local laws that regulate the price for sales of our natural gas, NGLs, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938 ("NGA"). While these controls do not apply directly to the company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. Historically, the natural gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

Gathering Regulations

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Such regulation has not generally been applied against gatherers of natural gas, although natural gas gathering may receive greater regulatory scrutiny in the future. Our operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

Environmental Regulation

Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that the company is in substantial compliance with applicable environmental laws and regulations.

It is not anticipated that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

EMPLOYEES

At December 31, 2002, we had 221 full-time employees of which 54 were management, 99 were administrative and 68 were field personnel. None of our employees are represented by a union. Management considers our relations with employees to be very good.

FACILITIES

Magnum Hunter occupies approximately 23,386 square feet of office space at 600 East Las Colinas Boulevard, Suite 1100, Irving, Texas, under a lease that expires in November 2005. We also occupy approximately 19,635 square feet of office space in Grapevine, Texas, under a lease that expires in December 2005. We own field offices and production yards in Shamrock and Gainesville, Texas, Cumberland and Madill, Oklahoma and Taylor, Arkansas. We also lease field production offices in Midland, Kermit, Victoria and Abilene, Texas; Artesia and Eunice, New Mexico and Oklahoma City and Woodward, Oklahoma.

                                  RISK FACTORS

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

Our revenues, profitability and the carrying value of our oil and gas properties depend substantially upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Oil and gas prices also substantially affect our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on attractive terms. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas fluctuate widely in response to:

       .      relatively minor changes in the supply of, and demand for, oil and gas;
       .      market uncertainty both domestically and worldwide; and
       .      a variety of additional factors, all of which are beyond our control.

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

Under the full cost accounting method, we are required to take a non-cash charge against earnings if capitalized costs of acquisition, exploration and development, net of depletion, depreciation and amortization, less deferred income taxes, exceed the present value of our proved reserves and the lower of cost or fair value of unproved properties after income tax effects. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase. We did not incur a write-down of our oil and gas property pool at year-end 2002.

You should not place undue reliance on our reserve data because they are estimates.

This document contains estimates of Magnum Hunter's oil and gas reserves and the future net cash flows that were prepared by independent petroleum consultants as of December 31, 2002. There are numerous uncertainties inherent in estimating quantities of proved reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The estimates in this document rely on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves.

You should not construe the present value of proved reserves referred to in this document as the current market value of the estimated proved reserves of oil and natural gas attributable to our properties. We have based the estimated discounted future net cash flows from proved reserves generally on year-end prices and costs, but actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flows:

       .      the timing of both production and related expenses;
       .      changes in consumption levels; and
       .      governmental regulations or taxation.

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

Secondary recovery operations involve certain risks, especially the use of waterflooding techniques. Our inventory of development prospects includes waterflood projects. With respect to our properties located in the Permian Basin, we have identified significant potential expenditures related to further developing existing waterfloods. Waterflooding involves significant capital expenditures and uncertainty as to the total amount of recoverable secondary reserves. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related production enhancement costs. Costs are also higher during the later stages of the life of the project as production declines. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the amount of primary production, the porosity and permeability of the formation, the technique used, the location of injector wells and the spacing of both producing and injector wells.

We hedge our oil and gas production.

Periodically, we have entered into hedging transactions to reduce the effects of fluctuations in crude oil and natural gas prices. At March 15, 2003, Magnum Hunter had 72% of its natural gas production and 65% of its crude oil production hedged through December 31, 2003. In addition, Magnum Hunter has 40% of its natural gas production and 9% of its crude oil production hedged for the calendar year 2004. The hedging activities of the company, while intended to reduce sensitivity to changes in market prices of oil and gas, are subject to a number of risks including instances in which we or the counterparties to our hedging contracts fail to perform. Additionally, the fixed price sales and hedging contracts limit the benefits the combined company will realize if actual prices rise above the contract prices.

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

The marketability of our production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas is delivered through gathering systems and pipelines that we do not own. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our oil and natural gas. Our business is subject to operating hazards that could result in substantial losses.

The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause us substantial losses. In addition, we may be liable for environmental damage caused by previous owners of property we own or lease. As a result, we may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses. An event that is not fully covered by insurance--for example, losses resulting from pollution and environmental risks, which are not fully insurable--could have a material adverse effect on our financial condition and results of operations.

Exploratory drilling is an uncertain process with many risks.

Exploratory drilling involves numerous risks, including the risks that we will not find any commercially productive natural gas or oil reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

       .      unexpected drilling conditions;
       .      pressure or irregularities in formations;
       .      equipment failures or accidents;
       .      adverse weather conditions;
       .      compliance with governmental requirements; and
       .      shortages or delays in the availability of drilling rigs in the delivery of equipment.

Our future drilling activity may not be successful, nor can we be sure that our overall drilling success rate or our drilling success rate for activity within a particular area will not decline. Unsuccessful drilling activities could have a material effect on our results of operations and financial condition. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified numerous potential drilling locations, we can not be sure that we will ever drill them or that we will produce natural gas or oil from them or any other potential drilling locations.

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

RISKS RELATED TO SUBSTANTIAL LEVERAGE

We have a significant amount of debt.

In connection with our merger with Prize, we issued $300 million of 9.6% senior notes due 2012 and established a new credit facility with a borrowing base of $300 million secured by the assets of the combined company. Proceeds from the senior notes offering and borrowings under the new credit facility were used to refinance the outstanding indebtedness under the existing senior credit facilities of both Magnum Hunter and Prize, fund the cash component of the merger consideration in the merger with Prize and pay costs and fees associated with the merger. In connection with the divestiture of certain non-core oil and gas properties, our current borrowing base has been reduced to $250 million. As a result of the merger, the combination of our outstanding 10% senior notes due 2007, our new issuance of the 9.6% senior notes due 2012 and our new senior bank credit facility, created outstanding long term debt of approximately $590 million as of March 21, 2003. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. The covenants contained in our new credit facility and the indentures relating to our two issuances of senior notes require us to meet financial tests and limit our ability to borrow additional funds or to acquire or dispose of assets. Also, our ability to obtain additional financing in the future may be impaired by our substantial leverage. Additionally, the senior, as opposed to subordinated, status of our 10% senior notes due 2007 and our 9.6% senior notes due 2012, our high debt to equity ratio, and the pledge of substantially all of our assets as collateral for our new credit facility will, for the foreseeable future, make it difficult for us to obtain financing on an unsecured basis or to obtain secured financing other than "purchase money" indebtedness collateralized by the acquired assets.

We may not be able to meet our capital requirements.

We will need to continue to make substantial capital expenditures for the acquisition, enhancement, exploitation and production of oil and natural gas reserves. Without successful enhancement, exploitation and acquisition activities, our reserves and revenues will decline over time due to natural depletion. Our oil and natural gas capital expenditures for the year 2003 are budgeted at $100 million, which we intend to use for enhancement, exploitation and drilling activities. We intend to finance our capital expenditures, other than significant acquisitions, from internally generated funds provided by operations and borrowings under our new credit facility. The timing of most of our capital expenditures is discretionary, with no long-term capital commitments. Consequently, we have a significant degree of flexibility to adjust the amounts of our capital expenditures as circumstances may warrant. However, in the long term, if our cash flow from operations and availability under our new credit facility are not sufficient to satisfy capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to allow us to fund our continued growth.

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

Our new credit facility and the indentures governing our senior notes contain various restrictive covenants that limit our management's discretion in operating our business. In particular, these covenants limit our ability to, among other things:

       .      incur additional debt;
       .      make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock);
       .      make investments or acquisitions;
       .      grant liens on assets;
       .      sell our assets;
       .      engage in transactions with affiliates; and
       .      merge, consolidate or transfer substantially all of our assets.

Under some circumstances, including if we fail to meet certain financial tests, the indentures governing our senior notes prohibit us from borrowing the full amount of availability under our new credit facility.

Our new credit facility also requires us to maintain specified financial ratios and satisfy some financial tests. Our ability to maintain or meet these financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet these ratios and tests or that the lenders under the new credit facility will waive any failure to meet these ratios or tests. A breach of any of these covenants could result in an event of default under the new credit facility, in which case, the lenders could elect to declare all amounts borrowed under the new credit facility, together with unpaid accrued interest, to be immediately due and payable and to terminate all commitments under the new credit facility.

RISKS RELATED TO MAGNUM HUNTER COMMON STOCK

The market price of our common stock and our ability to raise equity could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

A substantial number of our shares are issuable upon the exercise of options and warrants. A substantial number of shares will be available for sale by our management and their affiliates under Rule 144 who collectively own approximately 8% of our outstanding stock as of March 15, 2003.

In addition, we will have a significant number of shares that are freely transferable without restriction. We had approximately 67,255,584 shares of common stock issued and outstanding as of March 21, 2003. The possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing and future market prices for our common stock and could impair our ability to raise capital through the sale of equity securities in the future.

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

Our common stock is subordinate to all outstanding classes of preferred stock in the payment of dividends and other distributions made with respect to the common stock, including distributions upon liquidation or dissolution of Magnum Hunter. Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock without first obtaining stockholder approval, except in limited circumstances. We have previously issued several series of preferred stock. Although only the 1996 Series A Convertible Preferred Stock is currently outstanding and is presently owned 100% by a wholly-owned subsidiary, we have the ability to resell such securities to a third party. If we designate or issue other series of preferred stock, it will create additional securities that will have dividend and liquidation preferences over the common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest.

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

In addition, in January 1998 our Board of Directors adopted a stockholder rights plan. Under the stockholder rights plan, the rights initially represent the right to purchase one one-hundredth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per share. The rights become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of our common stock, a so-called "acquiring person." The stockholder rights plan was amended so that Natural Gas Partners V, L.P. would not be considered an "acquiring person" by reason of the merger with Prize. Until these rights become exercisable, they attach to and trade with our common stock. The rights issued under the stockholder rights plan expire January 20, 2008.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

OIL AND GAS RESERVES

General

All information set forth in this Form 10-K regarding estimated proved reserves, related estimated future net cash flows and PV-10 of our oil and gas interests is taken from reports prepared by:

       (a) DeGolyer and MacNaughton of Dallas, Texas and Cawley Gillespie & Associates, Inc. of Fort Worth, Texas, both independent petroleum engineers with respect to our interests at December 31, 2002 (using oil and gas prices in effect at December 31, 2002);

       (b) DeGolyer and MacNaughton of Dallas, Texas and Cawley Gillespie & Associates, Inc. of Fort Worth, Texas, both independent petroleum engineers with respect to our interests at December 31, 2001 (using oil and gas prices in effect at December 31, 2001); and

       (c) Ryder Scott Company of Houston, Texas, DeGolyer and MacNaughton and Cawley Gillespie & Associates, Inc., all independent petroleum engineers with respect to our interests at December 31, 2000 (using oil and gas prices in effect at December 31, 2000).

The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data we provided.

PV-10 is the present value of proved reserves which is an estimate of the discounted future net cash flows from each of our properties at December 31, 2002, or as otherwise indicated. Net cash flow is defined as net revenues, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and gas prices and operating costs, at December 31, 2002, or as otherwise indicated.

The estimates of future net cash flows from proved reserves and their PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

                                Prices Used in Reserve Reports at December 31,
                              ------------------------------------------------
                                   2002             2001           2000
                              ------------------------------------------------
Gas (per Mcf) .............     $    4.23        $    2.53       $    9.28
Oil (per Bbl) .............     $   28.36        $   16.95       $   25.59

All reserves are evaluated at contract temperature and pressure which can affect the measurement of gas reserves. Operating costs, development costs and certain production related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The estimates following this section set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV-10 from future net cash flows differ from the standardized measure of discounted future net cash flows set forth in the notes to our Consolidated Financial Statements, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and gas reserves or their present value.

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

Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our proved reserves since December 31, 2002. No estimates of proved reserves of oil and gas have been filed by the company with, or included in any report to, any United States authority or agency (other than the Securities and Exchange Commission) since January 1, 2001.

Company Reserves

The following tables set forth our estimated proved reserves of oil and gas and the PV-10 thereof on an actual basis at December 31, 2002, 2001 and 2000.

                ESTIMATED PROVED OIL AND NATURAL GAS RESERVES (a)

                                                       At December 31,
                                           ---------------------------------------
                                               2002          2001         2000
                                           -----------   -----------   -----------
NET GAS RESERVES (Mcf):
          Proved developed .............   362,325,297   188,413,106   179,697,015
          Proved undeveloped ...........    96,318,346    60,066,682    53,511,550
                                           -----------   -----------   -----------
               Total proved gas reserves   458,643,643   248,479,788   233,208,565
                                           ===========   ===========   ===========

NET OIL RESERVES (Bbl):
    (including condensate and NGL)
          Proved developed .............    48,512,449    12,959,569    13,923,380
          Proved undeveloped ...........    14,569,537     8,641,555     8,380,082
                                           -----------   -----------   -----------
               Total proved oil reserves    63,081,986    21,601,124    22,303,462
                                           -----------   -----------   -----------
Total Proved Reserves (Mcfe) ...........   837,135,559   378,086,532   367,029,337
                                           ===========   ===========   ===========

                     ESTIMATED PV-10 OF PROVED RESERVES (a)

                                                               At December 31,
                                           ------------------------------------------------------
                                                 2002               2001             2000
                                           ----------------   ----------------   ----------------
Estimated PV-10 (b) :
          Proved developed .............   $  1,065,997,065   $    264,930,820   $    829,688,640
          Proved undeveloped ...........        180,443,353         46,939,305        269,843,116
                                           ----------------   ----------------   ----------------
               Proved Reserves PV-10 (c)   $  1,246,440,418   $    311,870,125   $  1,099,531,756
                                           ================   ================   ================

----------

       (a) Based upon reserve reports at December 31, 2002 and 2001 prepared by D&M and Cawley Gillespie, and at December 31, 2000 prepared by Ryder Scott, D&M and Cawley Gillespie.

       (b) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the company, which is calculated after provision for future income taxes.

       (c) The standardized measure of discounted future net cash flows related to proved oil and gas reserves at December 31, 2002, 2001 and 2000, respectively, were as follows: $969,809,000, $305,693,000 and $804,923,000.

Significant Properties

On December 31, 2002, 100% of our proved reserves on a Bcfe basis were located in the Mid-Continent region, the Permian Basin, Gulf Coast region and the Gulf of Mexico. On such date, our properties included working interests in 4,947 gross (3,285 net) productive oil and gas wells.

The following table sets forth summary information with respect to our estimated proved reserves of oil and gas at December 31, 2002.

                                      PV-10 (a)                        PROVED RESERVES
                           -------------------------------------------------------------------------
                                                                                        NATURAL GAS
                               AMOUNT         % OF            OIL            GAS         EQUIVALENT
                           (IN THOUSANDS)     TOTAL          (Bbl)          (Mcf)          (Mcfe)
                           -------------------------------------------------------------------------
Mid-Continent region (b)   $      324,566         26.0      12,839,642    177,375,707    254,413,559
Permian Basin (b) ......          545,759         43.8      43,845,282    152,783,310    415,855,002
Gulf Coast region (b) ..          148,834         12.0       2,924,362     66,183,948     83,730,120
Gulf of Mexico (b) .....          227,281         18.2       3,472,700     62,300,678     83,136,878
                           --------------   ----------    ------------   ------------   ------------
               Total ...   $    1,246,440          100%     63,081,986    458,643,643    837,135,559
                           ==============   ==========    ============   ============   ============

----------
       (a) PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to our Consolidated Financial Statements, which is calculated after provision for future income taxes.
       (b) Based on reserve reports at December 31, 2002 prepared by D&M and Cawley Gillespie.

OIL AND GAS PRODUCTION, PRICES AND COSTS

The following table shows the approximate net production attributable to our oil and gas interests, the average sales price and the average production expense attributable to our oil and gas production for the periods indicated. Production and sales information relating to properties acquired or disposed of is reflected in this table only since or up to the closing date of their respective acquisition or sale and may affect the comparability of the data between the periods presented.

                                                         YEAR ENDED DECEMBER 31,
                                                     2002         2001         2000
                                                  ----------   ----------   ----------
Oil and gas production:
          Oil (Mbbl) ..........................        3,875        1,410        1,298
          Gas (MMcf) ..........................       47,683       24,861       19,579
          Natural Gas Equivalents (MMcfe) .....       70,933       33,322       27,368
Average sales price (a):
          Before Hedge Contracts:
             Oil (per Bbl) ....................   $    25.18   $    23.64   $    28.91
             Gas (per Mcf) ....................         3.07         3.82         4.08
             Natural Gas Equivalents (per Mcfe)         3.45         4.13         4.28
          After Hedge Contracts:
             Oil (per Bbl) ....................   $    24.04   $    24.53   $    22.95
             Gas (per Mcf) ....................         3.10         3.96         3.90
             Natural Gas Equivalents (per Mcfe)         3.40         3.99         3.88
Oil and gas production lifting costs (per Mcfe)   $     0.72   $     0.61   $     0.60
Production taxes and other costs (per Mcfe) (b)   $     0.40   $     0.39   $     0.46

----------
       (a)    Before deduction of production taxes and net of hedging results.
       (b) Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

DRILLING ACTIVITY

The following table sets forth the results of our drilling activities during the three fiscal years ended December 31, 2002, 2001 and 2000.

                                                     GROSS WELLS (a)                                 NET WELLS (B)
                                      ------------------------------   -------------------------------------------------------
   YEAR           TYPE OF WELL           TOTAL        PRODUCING(c)        DRY(d)     TOTAL          PRODUCING(c)       DRY(d)
 --------     ---------------------   -----------   ----------------   -----------   ----------   ----------------   ---------
   2002       Exploratory
                Texas                           2                  1             1          1.3                  1         0.3
                Oklahoma                        0                  0             0            0                  0           0
                New Mexico                      6                  6             0         2.05               2.05           0
                Other                          21                 16             5         6.24               4.82        1.42
              Development
                Texas                          62                 61             1        23.01              22.01           1
                Oklahoma                        3                  2             1         0.26               0.13        0.13
                New Mexico                     16                 16             0         5.20               5.20           0
                Other                          14                 14             0          2.8                2.8           0

   2001       Exploratory
                Texas                           2                  1             1          1.3                  1         0.3
                Oklahoma                        0                  0             0            0                  0           0
                New Mexico                      3                  3             0         1.37               1.37           0
                Other                          10                  8             2         4.39               3.68        0.71
              Development
                Texas                          64                 64             0        13.48              13.48           0
                Oklahoma                        3                  2             1         0.89               0.39         0.5
                New Mexico                     13                 13             0         7.69               7.69           0
                Other                           7                  6             1         3.05               2.80        0.25

   2000       Exploratory
                Texas                          13                 12             1         2.82               2.51        0.31
                Oklahoma                        1                  1             0         0.25               0.25           0
                New Mexico                      6                  6             0         2.23               2.23           0
                Other                          16                 15             1         6.13               5.63        0.50
              Development
                Texas                          47                 47             0        23.10              23.10           0
                Oklahoma                        1                  1             0         0.50               0.50           0
                New Mexico                      2                  2             0         1.18               1.18           0
                Other                           2                  2             0         0.33               0.33           0

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

OIL AND GAS WELLS

The following table sets forth the number of oil and natural gas wells in which we had a working interest at December 31, 2002. All of these wells are located in the United States.

                                                       PRODUCTIVE WELLS AS OF DECEMBER 31, 2002
                                    ---------------------------------------------------------------------------------
                                                  GROSS (a)                                  NET (b)
                                    ----------------------------------------  ---------------------------------------
LOCATION                               OIL           GAS           TOTAL          OIL           GAS         TOTAL
----------------------------------  ------------  ------------  ------------  ------------  ------------  -----------
Texas.............................         2,132         1,228         3,360      1,477.89        850.33     2,328.22
New Mexico........................           328           386           714        234.59        261.72       496.31
Oklahoma..........................           200           482           682        151.96        251.22       403.18
Louisiana.........................            24            23            47         15.76         12.67        28.43
Arkansas..........................            62             1            63          2.65             0         2.65
Offshore Gulf of Mexico...........             5            59            64          0.63         23.91        24.54
Other.............................             1            16            17          0.01          2.14         2.15
                                    ------------  ------------  ------------  ------------  ------------  -----------
     Total........................         2,752         2,195         4,947      1,883.49      1,401.99     3,285.48

----------

       (a) The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions.
       (b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

OIL AND GAS ACREAGE

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2002.

                                                  DEVELOPED                            UNDEVELOPED
                                    --------------------------------------  -----------------------------------
                                         GROSS (a)           NET (b)           GROSS (a)          NET (b)
                                    -------------------  -----------------  -----------------  ----------------
Kansas..............................             10,377              6,873                480               480
Louisiana...........................              9,555              3,997              2,303             1,348
New Mexico..........................             55,992             41,726             12,514            12,330
Oklahoma............................            168,747            105,696             22,042            12,873
Texas...............................            454,422            361,848            136,785            86,001
Utah................................              8,063              8,063              2,634             2,634
Wyoming.............................             25,775             25,555              2,720             2,720
Offshore Gulf of Mexico.............            193,903             75,666            440,490           239,119
Other...............................             10,934              4,908              3,790             1,169
                                    -------------------  -----------------  -----------------  ----------------
      Total ........................            937,768            634,332            623,758           358,674

----------
       (a) The number of gross acres is the total number of acres in which a working interest is owned.
       (b) The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Substantially all of our interests are leasehold working interests or overriding royalty interests (as opposed to mineral or fee interests) under standard onshore oil and gas leases. As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although we have title examined by a landman or title attorney prior to acquisition of mineral acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In certain instances, title opinions may not be obtained if, in our judgment, it would be uneconomical or impractical to do so.

ITEM 3.   LEGAL PROCEEDINGS

No legal proceedings are pending other than ordinary routine litigation incidental to our business, the outcome of which management believes will not have a material adverse effect on the company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company had no matters requiring a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange on June 25, 2002, under the symbol "MHR". Prior to trading on NYSE, our common stock traded on the American Stock Exchange. The following table shows the quarterly high and low sales price per share and the average daily trading volume for our common stock for the periods indicated.

                                                                                    AVERAGE DAILY
                                                                                    TRADING VOLUME
                                                   HIGH              LOW               (SHARES)
                                              ---------------  ----------------  ---------------------
2002
  First Quarter.............................        $    8.40         $    6.60               497,037
  Second Quarter............................        $    7.99         $    7.05               419,250
  Third Quarter.............................        $    7.89         $    4.70               214,508
  Fourth Quarter............................        $    6.54         $    4.19               328,941
2001
  First Quarter.............................        $   13.90         $   10.11               128,456
  Second Quarter............................        $   12.48         $    8.11               128,842
  Third Quarter.............................        $    9.69         $    7.70               108,418
  Fourth Quarter............................        $   11.30         $    7.53               129,426

On March 21, 2003, the last reported sale price of our common stock on the New York Stock Exchange was $5.58 per share. As of March 21, 2003, there were 3,534 record holders of Magnum Hunter common stock.

We have not previously paid any cash dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities. Our existing credit facility and our indentures related to our senior unsecured notes restrict the payment of cash dividends on our securities.

The following table sets forth information with respect to the equity compensation plans available to our directors, officers and employees as of December 31, 2002:

                            EQUITY COMPENSATION PLAN

                                          (A)                           (B)                       (C)
                                Number of Securities to be                                   Number of securities
                                issued upon exercise of       Weighted-Average exercise      remaining available for
                                outstanding options and       price of outstanding options   future issuance under equity
Plan Category                   warrants                      and warrants                   compensation plans
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                     3,464,750                    $     6.76                           30,250

Equity compensation plans
not approved by security
holders                                          1,501,200                    $     8.01                                -

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data sets forth our summary historical consolidated financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, which have been derived from the audited consolidated financial statements and notes thereto. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to our operations, see "Business" and "Properties." Certain reclassifications have been made to the selected historical financial data of the prior years, as well as to certain quarterly financial data, to conform with the current presentation. All data is in thousands, except per share data.

                                                   2002            2001            2000            1999            1998
                                               ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:
Total operating revenues ...................   $    265,869    $    152,806    $    127,510    $     69,626    $     51,400
Total operating costs and expenses (a) .....        197,000         104,755          77,181          54,514          94,414
                                               ------------    ------------    ------------    ------------    ------------
Operating profit (loss) ....................         68,869          48,051          50,329          15,112         (43,014)
Provision for impairment of investment (b) .           (621)         (7,123)              -               -               -
Income (loss) before extraordinary loss ....         16,143          13,820          22,260          (6,826)        (47,080)
Extraordinary loss from early extinguishment
  of debt, net of taxes ....................           (621)           (304)              -               -               -
Net Income (loss) ..........................         15,522          13,516          22,260          (6,826)        (47,080)
Dividends applicable to preferred shares (c)              -               -          (9,708)         (4,509)           (875)
Income (loss) applicable to common shares ..   $     15,522    $     13,516    $     12,552    $    (11,335)   $    (47,955)
Income (loss) per common share before
 extraordinary item
   Basic (c) ...............................   $       0.26    $       0.40    $       0.60    $      (0.57)   $      (2.27)
   Diluted (c) .............................   $       0.26    $       0.37    $       0.51    $      (0.57)   $      (2.27)
Income (loss) per common share after
 extraordinary item
   Basic (c) ...............................   $       0.25    $       0.39    $       0.60    $      (0.57)   $      (2.27)
   Diluted (c) .............................   $       0.25    $       0.36    $       0.51    $      (0.57)   $      (2.27)

OTHER DATA:
Cash flow from operating activities ........   $     83,403    $    104,074    $     49,466    $     17,435    $     13,688
Capital expenditures (d) ...................   $    141,046    $    204,370    $     60,830    $     59,968    $     70,187

----------

       (a) Includes in 1998 the non-cash write-down of $42.745 million of oil and gas properties in the full-cost pool due to the ceiling test limitation and in 2001 a provision for loss of $3.156 million related to the Enron bankruptcy.
       (b) Includes in 2002 and 2001 a provision for $621 thousand and $2.142 million, respectively, for the impairment of available-for-sale equity securities deemed by management to have suffered an other than temporary impairment. The impairment was determined using a quoted market price at December 31, 2001 of $0.86 per share. We had previously reported losses in accumulated other comprehensive income of $507,000 ($466,000 net of income tax benefit) through December 31, 2001. Also included in 2001 was an impairment provision of $4.981 million due to the bankruptcy of a privately held company in which Magnum Hunter owned a minority interest and had invested $4.528 million in equity securities and $453 thousand in secured loans.
       (c) Includes the effect in the year 2000 of the payment of $5.5 million fee paid upon redemption of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock. The fee was treated as a dividend, reducing income per common share, basic and diluted, by $0.26 per share and $0.17 per share, respectively, for the year 2000.
       (d) Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets. It does not include the cost of property acquired through the issuance of common stock.

                                             2002           2001           2000          1999             1998
                                         ------------   ------------   ------------   ------------    ------------
BALANCE SHEET DATA:
Property, plant and equipment, net....   $  1,001,609   $    419,837   $    260,532   $    265,195    $    228,436
Total assets .........................      1,169,779        454,385        315,612        304,022         265,724
Total debt (a) .......................        570,837        288,583        191,139        234,806         231,020
Stockholders' equity .................   $    350,196   $    117,974   $     93,416   $     51,552    $     19,697

----------

       (a) Consists of current notes payable and long-term debt, including current maturities of long-term debt, and excluding production payment liabilities of $114 thousand, $203 thousand, $359 thousand, $460 thousand, and $633 thousand as of December 31, 2002, 2001, 2000, 1999 and 1998, respectively. As of December 31,
              2002, 2000 and 1999, $7.0 million, $20.6 million and $41.8 million, respectively, of the debt was non-recourse to the company.

The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                                               2002
                                                  ----------------------------------------------------------
                                                      FIRST         SECOND          THIRD         FOURTH
                                                  ------------   ------------    ------------   ------------
Revenues ......................................   $     43,124   $     76,190    $     72,833   $     73,722
Depreciation, depletion and amortization ......         15,096         23,542          24,309         23,521
Operating Profit ..............................          9,297         21,056          18,773         19,743
Provision for impairment of investment (a).....              -           (621)              -              -
Net Income ....................................          7,446          2,251           2,746          3,079
Income per common share, basic (b).............           0.18           0.03            0.04           0.05
Income per common share, diluted (b)...........   $       0.17   $       0.03    $       0.04   $       0.04

                                                                               2001
                                                  ---------------------------------------------------------
                                                      FIRST         SECOND         THIRD          FOURTH
                                                  ------------   ------------   ------------   ------------
Revenues ......................................   $     50,570   $     39,344   $     33,862   $     29,030
Depreciation, depletion and amortization ......          7,415          9,686         12,218         14,680
Operating Profit (Loss) .......................         25,846         14,647          8,202           (644)
Provision for impairment of investment (a).....              -              -              -         (7,123)
Net Income (Loss) .............................         14,028          6,275          1,971         (8,758)
Income (Loss) per common share, basic (b)......           0.41           0.18           0.06          (0.25)
Income (Loss) per common share, diluted (b)....   $       0.37   $       0.17   $       0.05   $      (0.24)

       (a) Includes in 2002 and 2001 provisions for $621 thousand and $7.123 million, respectively, for the impairment of equity securities deemed by management to have suffered an other than temporary impairment. We had previously reported losses in accumulated other comprehensive income of $507,000 ($466,000 net of income tax benefit) through December 31, 2001. Also included in 2001 was an impairment provision of $4.981 million due to the bankruptcy of a privately held company in which Magnum Hunter owned a minority interest and had invested $4.528 million in equity securities and $453 thousand in secured loans.
       (b) Loss per common share for the second and third quarters of 2002 were the same for basic and diluted due to the exclusion of warrants and options whose effect were anti-dilutive.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of the company.

Our results of operations are significantly affected by our ability to maintain or increase oil and natural gas production through exploration and exploitation activities. Fluctuations in oil and gas prices also significantly affect our results of operations.

Successful merger and acquisition activities also have a large impact on our results of operations by increasing proved reserves in our core areas which allow us greater exploration and production potential paired with existing operation and production expertise in these areas.

Effective September 1, 2000, we acquired a 5.5% net profits interest in the Panoma production and gas gathering facilities for $3.5 million of our restricted common stock. By acquiring this interest, we lowered our lease operating expense, increased oil field services income, and reduced a permanent burden on this property.

Effective July 1, 2001, we acquired proved and unproved oil and gas properties located in Southeast New Mexico totaling approximately 41.8 Bcfe of reserves for $31.6 million, net of purchase price adjustments. The transaction had an effective date of July 1, 2001.

On March 15, 2002, we completed our merger with Prize Energy Corp. ("Prize"), a publicly traded oil and gas production company engaged primarily in the acquisition, enhancement, and exploitation of producing oil and gas properties. The transaction has been accounted for as a purchase of Prize by the company in accordance with the provisions of SFAS No. 141. Under the terms of the merger, we distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2002 and 2001 as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes:

                                                                    (UNAUDITED)
                                                        ----------------------------------
                                                              2002              2001
                                                        ---------------    ---------------
                                                            (IN THOUSANDS, EXCEPT FOR
                                                                PER SHARE AMOUNTS)
Revenue .............................................   $       292,872    $       334,873
Total Operating Costs and Expenses ..................          (219,575)          (224,138)
                                                        ---------------    ---------------
Operating Profit ....................................            73,297            110,735
Interest Expense and Other ..........................           (59,202)           (52,680)
                                                        ---------------    ---------------
Income before Tax ...................................            14,095             58,055
Provision for Income Tax ............................               513            (21,792)
Extraordinary loss from early extinguishment of debt               (621)              (304)
                                                        ---------------    ---------------
Net Income ..........................................   $        13,987    $        35,959
Net Income Per Common Share
   Basic ............................................   $          0.20    $          0.52
   Diluted ..........................................   $          0.20    $          0.50

During 2000, 2001 and 2002, we realized proceeds of $43.8 million, $1.1 million, and $96.0 million, respectively, from the sale of non-core oil and gas and other properties.

The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations:

                                                       YEARS ENDED
                                             2002          2001          2000
                                          ----------    ----------   ----------
Oil and Gas Operations
Production:
   Oil (MBbls) ........................        3,875         1,410        1,298
   Gas (MMcf) .........................       47,683        24,861       19,579
   Oil and Gas (MMcfe) ................       70,933        33,322       27,368
   Equivalent Daily Rate (MMcfe/day) ..        194.3          91.3         74.8

Average Sale Prices (after hedging)
   Oil (per Bbl) ......................   $    24.04    $    24.53   $    22.95
   Gas (per Mcf) ......................         3.10          3.96         3.90
   Oil and Gas (per Mcfe) .............         3.40          3.99         3.88
Effect of hedging activities (per Mcfe)        (0.05)         0.14        (0.41)
Lease Operating Expense (per Mcfe)
   Lifting costs ......................         0.72          0.61         0.60
   Production tax and other costs .....         0.40          0.39         0.46
Gross margin (per Mcfe) ...............   $     2.28    $     2.99   $     2.82

                                                    YEARS ENDED
                                        2002            2001          2000
                                     ------------   ------------   -----------
Gas Gathering, Marketing and
 Processing Operations

Throughput Volumes (Mcf per day)
   Gathering .....................         15,535         16,139         16,639
   Processing ....................         22,811         13,257         16,506
Gross margin (in thousands)
   Gathering (per Mcf throughput)    $       0.13   $       0.04   $       0.18
   Processing (per Mcf throughput)   $       0.55   $       0.27   $       0.50

PERIOD TO PERIOD COMPARISONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

We reported net income of $15.5 million for the year ended December 31, 2002 as compared to net income of $13.5 million for the same period in 2001, an increase of 15%. The 2002 period results include a provision for impairment of investments of $621 thousand and an extraordinary loss from early extinguishment of debt (net of tax benefits) of $621 thousand. The 2001 period results include a loss on Enron related assets of $3.2 million, a provision for impairment of investments of $7.1 million, and an extraordinary loss from early extinguishment of debt (net of tax benefits) of $304 thousand from the repurchase of $10.5 million of the Company's 10% Senior Notes. Total operating revenues increased 74% to $265.9 million in 2002 from $152.8 million in 2001 and operating profit increased 44% to $68.9 million in 2002 from $48.0 million in 2001. A 15% decrease in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 113% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment, was primarily responsible for the improvement in revenues. The production increase was primarily due to the merger with Prize. Total operating cost and expenses increased 88% to $197.0 million in 2002 from $104.8 million in 2001, principally due to higher depreciation, depletion and amortization expense, lease operating expenses, and general administrative expenses due to the merger with Prize. Income before income tax decreased 33% to $14.9 million in 2002 from $22.4 million in 2001, primarily due to higher interest expense and non cash hedging losses due to the Prize merger. Income per common share- diluted was $0.25 per share in the 2002 period compared to $0.36 per share in the 2001 period, a decrease of 31% due to a 68% increase in diluted shares, principally as a result of the Prize merger. The effect of the extraordinary loss in the 2002 and 2001 periods was $0.01 per share, basic and diluted. No dividends were recorded in the 2002 or 2001 periods due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock.

Oil and Gas Operations:

For the year ended December 31, 2002, we reported oil production of 3.9 MMbbls (million barrels) and gas production of 47.7 MMcf (million cubic feet), which represents an increase of 175% in oil and an increase of 92% in gas produced from the comparable period in 2001. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe/day) increased 113% to
194.3 MMcfe/day in the 2002 period from 91.3 MMcfe/day in the 2001 period. These increases were primarily the result of the Prize merger and the success of our drilling program offsetting normal production declines.

Prices realized in the 2002 period averaged $24.04 per barrel of oil and $3.10 per Mcf of gas. This represents a 15% decrease on a thousand cubic feet of gas equivalent (Mcfe) basis over the 2001 period average realized prices of $24.53 per barrel of oil and $3.96 per Mcf of gas. The unit prices realized include the effects of hedging. During the 2002 period, hedging decreased the average price we received for oil by $1.14 per barrel and increased the average price we received for gas by $0.03 per Mcf. Excluding the effects of hedging, oil prices increased 7% and natural gas prices decreased 20% in 2002 from those received in 2001.

As a result of higher production levels, partially offset by lower realized prices, oil and gas revenues increased 81% to $241.0 million in the 2002 period compared to $133.1 million in the 2001 period.

For the 2002 period, oil and gas production lifting costs, on a unit of production basis, were $0.72 per Mcfe as compared to $0.61 per Mcfe in the 2001 period, an increase of 18% due to the relatively higher cost per unit of the Prize properties. Production tax and other costs were $0.40 per Mcfe in the 2002 period compared to $0.39 per Mcfe in the 2001 period, an increase of 3% principally due to higher ad valorem taxes.

Gross margin for oil and gas operations for the 2002 period was $161.2 million, or $2.28 per Mcfe, compared to $99.7 million, or $2.99 per Mcfe in the 2001 period, a decrease of 24% on a per unit of production basis, primarily as a result of the decrease in oil and gas prices realized and the increase in lifting costs per unit.

Gathering, Marketing and Processing Operations:

For the year ended December 31, 2002, our gathering system throughput was 15.5 MMcf per day versus 16.1 MMcf per day for the same period in 2001, a decline of 4% due to normal production declines behind the system. Gas processing throughput was 22.8 MMcf per day in 2002 versus 13.3 MMcf per day in 2001, an increase of 72%. Our reported processing throughput in the 2001 period was reduced due to (i) the sale in September 2001 of a substantial ownership interest in oil and gas properties supplying one of our plants, (ii) the voluntary shutdown of two gas processing plants for approximately two months of the 2001 period due to adverse processing economics as a result of high natural gas prices and (iii) normal production declines on properties supplying the plants. Our processing throughput in the 2002 period was increased due to the acquisition of a processing plant in the merger with Prize.

Revenues from gathering, marketing and processing increased 16% to $20.8 million in 2002 versus $17.9 million in 2001, primarily due to the acquisition of a processing plant in the merger with Prize. The gross margin realized from gathering, marketing and processing for 2002 was $5.7 million versus $1.8 million in 2001, an increase of 218%. Gathering margin was $0.13 per Mcf gathered in 2002 versus $0.04 per Mcf in 2001 due to an increase in marketing spreads. In the 2000 period, losses were incurred on pipeline imbalance positions. Processing margin was $0.55 per Mcf in 2002 compared to $0.27 per Mcf in 2001 due to more favorable processing economics because of the decline in natural gas prices and the temporary shutdown of two plants for a portion of the 2001 period.

Oil Field Management Services Operations:

Revenues from oil field management services were $4.1 million in the 2002 period versus $1.8 million in the 2001 period due to higher management and operations services fees charged to third parties as a result of the Prize merger. Operating costs increased to $2.5 million in 2002 from $1.3 million in 2001 due to higher costs for labor and overhead. The gross margin for this segment in 2002 was $1.6 million versus $551 thousand in 2001, an increase of 194%.

Other Income and Expenses:

Depreciation and depletion expense was $86.5 million in the 2002 period versus $44.0 million in the 2001 period, an increase of 97% due to higher production levels as a result of the Prize merger. Depreciation and depletion on oil and gas properties was $1.17 per Mcfe in 2002 versus $1.28 per Mcfe in 2001. This 9% decrease in the equivalent unit cost was due primarily to the merger with Prize which added proved reserves at a cost of approximately $0.84 per Mcfe.

General and administrative expense for 2002 increased 93% to $13.3 million from $6.9 million in 2001. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in our overall headcount associated with the Prize merger. The numbers of employees at fiscal year-end 2002 and 2001 were 221 and 105, respectively. We recorded equity in earnings of affiliate of $792 thousand in 2002 versus income of $1.1 million in 2001, a 27% decrease, due to an operating loss recorded by one of the affiliates. Other income was $452 thousand for 2002 versus $283 thousand in 2001, a 60% increase, due to an increase in interest income. We recognized a $6.6 million loss in other non-cash hedging adjustments in 2002 versus a gain of $52 thousand in 2001. In the 2002 period, $6.1 million relates to the amortization of commodity hedge assets acquired in the Prize merger, while $500 thousand was due to recording hedge ineffectiveness. In the 2001 period, the $52 thousand gain was due to interest rate swaps.

We made provision for a $3.2 million loss on assets associated with the Enron Corp. bankruptcy in the 2001 period. Of the total loss provision recorded, approximately $2.5 million was related to accounts receivable for Enron for physical gas sales and approximately $701 thousand was related to a receivable from a natural gas commodity hedge in which Enron was the counterparty.

We had equity and debt investments in a privately held entity which declared bankruptcy subsequent to December 31, 2001, and we provided an impairment charge against earnings of $5.0 million at December 31, 2001. Additionally, we had an investment in available-for-sale securities of another entity of $2.7 million at December 31, 2001. Because of the deteriorating financial condition of this entity, we reported an other than temporary impairment of $2.1 million as a charge against earnings at December 31, 2001, based on the entity's reported market value on that date. In 2002, this entity declared bankruptcy and we recorded a further impairment of $621 thousand on this investment.

Interest expense was $47.9 million for 2002 versus $19.9 million for 2001, an increase of 141%, primarily as a result of higher debt levels due to the Prize merger. On March 15, 2002 we issued $300 million in 9.6% Senior unsecured notes due in 2012. During the 2002 period, the interest rate on our Senior bank debt was 4.0% versus 6.3% in 2001, a decline of 36%. The weighted average daily balance of bank debt increased 96% to $182.9 million in 2002 from $93.3 million in 2001. By December 31, 2002, the level of debt under our Senior bank revolving credit line had been reduced to $125 million through sales of non-strategic oil and gas properties. In addition, interest expense was reduced in the 2001 period by $744 thousand as a result of interest rate derivatives versus an increase in interest expense of $1.2 million from interest rate derivatives in the 2002 period.

We recorded an income tax benefit of $1.2 million in 2002 versus income tax expense of $8.6 million in 2001. The 2002 period benefitted from a $7.1 million reduction in the valuation allowance charged against deferred tax assets as a result of the increased likelihood (due to the Prize merger) that the tax assets generated from prior net operating losses will be realized in the future. The 2002 period was also impacted by a $2.3 million deferred tax provision from the adjustment of goodwill due to sales of non-strategic oil and gas properties. The effective tax rate for 2002 and 2001 was (8.1%) and 38%, respectively. The variance in the effective tax rate from the statutory rate of 35% was due to the release of the valuation allowance on our previously reserved deferred tax assets in 2002.

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

We reported net income of $13.5 million for the year ended December 31, 2001 as compared to net income of $22.3 million for the same period in 2000, a decrease of 39%. The 2001 period results include a loss on Enron related assets of $3.2 million, a provision for impairment of investments of $7.1 million, and an extraordinary loss from early extinguishment of debt of $304 thousand, net of tax benefits, from the repurchase of $10.5 million of the Company's 10% Senior Notes. Total operating revenues increased 20% to $152.8 million in 2001 from $127.5 million in 2000 and operating profit decreased 5% to $48.1 million in 2001 from $50.3 million in 2000. A 3% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 22% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment was primarily responsible for the improvement in revenues, while higher depreciation, depletion and amortization expense and the Enron related loss were primarily responsible for the increase in operating costs and expenses. Income applicable to common shares was $13.5 million in the 2001 period versus $12.6 million in the 2000 period, an increase of 8%. Income per common share-diluted was $0.36 per share in the 2001 period compared to $0.51 per share-diluted, in the 2000 period, a decrease of 29% due to a 13% increase in diluted shares. The effect of the extraordinary loss in the 2001 period was $0.01 per share, basic and diluted. No dividends were recorded in the 2001 period due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% Convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock. We had previously redeemed $25.0 million (liquidation value) of the 1999 Series A 8% Convertible preferred stock in December 2000, and Bluebird acquired 100% of our $10.0 million (liquidation value) in 1996 Series A Convertible preferred stock during 2000.

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

As a result of higher realized prices and higher production levels, oil and gas revenues increased 25% to $133.1 million in the 2001 period compared to $106.1 million in the 2000 period.

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

General and administrative expense for 2001 increased 13% to $6.9 million from $6.1 million in 2000. The principal cause of this increase was an increase in salary, benefits and retirement plan expenses and an increase in the Company's overall headcount associated with its increased activity level. The number of personnel employed by the company at fiscal year-end 2000 and 2001 were 95 and 105, respectively. We recorded equity in earnings of affiliate of $1.1 million in 2001 versus income of $1.3 million in 2000, a 17% decrease, due to decreased net earnings from gas marketing operations of the Company's 30% owned affiliate. Other income was $283 thousand for 2001 versus $477 thousand in 2000, a 41% decrease, due to a reduction in interest income. We recognized a gain from non-cash hedging adjustments of $52 thousand in 2001 due to interest rate swaps versus none in 2000.

We made provision for a $3.2 million loss on assets associated with the Enron Corp. bankruptcy in the 2001 period. Of the total loss provision recorded, approximately $2.5 million was related to accounts receivable for Enron for physical gas sales and approximately $701 thousand was related to a receivable from a natural gas commodity hedge in which Enron was the counterparty.

We had equity and debt investments in a privately held entity which declared bankruptcy subsequent to December 31, 2001, and for which we provided an impairment charge against earnings of $5.0 million at December 31, 2001. Additionally, we had an investment in available-for-sale securities of another entity of $2.7 million at December 31, 2001. Because of the deteriorating financial condition of this entity, we reported an other than temporary impairment of $2.1 million as a charge against earnings at December 31, 2001, based on the entity's reported market value on that date.

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

We recorded a total provision for income tax expense of $8.6 million in 2001 versus $7.6 million in 2000, an increase of 14%. We made no adjustment to the valuation allowance charged against deferred tax assets in the 2001 period, whereas the 2000 period benefitted from a $3.9 million reduction in the valuation allowance charged against deferred tax assets. The effective tax rate for 2001 and 2000 was 38% and 25%, respectively. The variances in the effective tax rate from the statutory rate of 35% was due to state income taxes in 2001.

There were no dividends applicable to preferred stock in 2001 as compared to $9.7 million for the 2000 period. The elimination of the dividend was due to the purchase, redemption and conversion of all of our outstanding dividend paying preferred stock not controlled by wholly-owned entities.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities in 2002, 2001 and 2000 was $83.4 million, $104.1 million and $49.5 million, respectively. Our 2002 cash provided by operations was lower than the prior year due to higher receivables balances at year end, large margins posted on our hedged positions, and payments to reduce the balances of the liabilities acquired in the Prize merger. These increases were partially offset by increased cash flows from tax refunds and closed positions on hedging assets acquired in the Prize merger. The substantial increase in our operating cash flows in 2001 over 2000 is primarily the result of higher net realized oil and gas prices and higher production levels. In the 2001 period compared to the 2000 period, a reduction in trade accounts receivable and an increase in trade accounts payable balances also contributed to increased operating cash flows.

Our net working capital position at December 31, 2002 was a deficit of $31.0 million. At this date, we had $122 million available under our senior bank facility. A large factor in our negative working capital position was the $42.8 million current derivative liability we recorded at December 31, 2002 on our 2003 hedged positions due to continued increases in commodities prices over our hedged prices during the second, third and fourth quarters of 2002. This liability was partially offset by approximately $15.5 million of current deferred tax assets which will be released as our 2003 hedges are settled. If actual commodities prices realized remain higher than our hedged prices during 2003, our resulting higher cash proceeds received on our production will offset any actual amounts paid out related to this liability. We announced a redemption of $30 million in principal on our 10% Senior Notes in December 2002. The redemption occurred January 27, 2003, and the net redemption was $27.6 million due to $2.4 million of redeemed bonds already owned by a wholly-owned subsidiary of the company. Because we funded the redemption through our Senior Credit Facility, there was no negative impact on our working capital position at December 31, 2002 due to the redemption.

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

INVESTING ACTIVITIES. Net cash used in investing was $89.4 million during 2002 due to increased capital expenditures and the cash portion of the Prize merger. See below for further discussion of our capital expenditures and the merger with Prize. These expenditures were partially offset by proceeds received on sales of properties.

Net cash used in investing activities was $204.0 million in the 2001 period. We made capital expenditures of $204.4 million during 2001. Our capital expenditures are discussed in further detail below. We received a distribution of $1.6 million from NGTS, LLC, a 30% owned natural gas marketing affiliate which we account for under the equity method. Additionally, we made an investment in another 10% owned company of $2.5 million. This affiliate is accounted for as a cost basis investment. We realized proceeds of $1.1 million from sale of assets, received payments on promissory notes receivable totaling $70 thousand and had a decrease in deposits of $50 thousand during the 2001 period.

In the 2000 period, net cash used in investing activities was $20.0 million, which included proceeds from asset sales of $43.8 million, capital expenditures of $60.8 million, a loan made for $1.4 million, repayments on a loan of $1.0 million and investment in unconsolidated affiliate of $2.6 million.

FINANCING ACTIVITIES. Net cash provided by financing activities was $6.3 million for 2002. We received $300 million from issuing 9.6% Senior unsecured notes due 2012, and paid down Magnum Hunter debt of $30 million. We also paid off $246.8 million of long-term debt acquired in the Prize merger. Under our existing stock repurchase programs, we have the authorization to purchase up to four million shares. During 2002, we spent $18 million to purchase 2.7 million shares. At December 31, 2002, we had authorization under existing programs to purchase an additional 1.2 million shares.

We spent $3.7 million to purchase 532,400 shares for our KSOP plan and released 243,806 shares to KSOP participants at a cost of $1.3 million. At December 31, 2002, we had an outstanding loan of $4.9 million to our KSOP. The loan is interest-free and due December 31, 2004.

We received $3.6 million from the exercise of employee stock options. At December 31, 2002, we had 2.8 million exercisable options at a weighted average exercise price of $6.04 per share; we had total options outstanding of 6 million shares at a weighted average exercise price of $6.37 per share.

We amended and restated our Senior Credit Facility, increasing the borrowing base from $160 million to $300 million and extending the expiration date to March 2005. We used the amended Senior Credit Facility to pay off the old credit facility balance of $155.7 million, pay off the outstanding Prize credit facility and fund other merger-related costs. In connection with the divestiture of certain non-core oil and gas properties, the borrowing base was reduced to $250 million. At December 31, 2002, we had $122 million available under this credit facility. On January 27, 2003, we used $31.5 million of these funds to redeem $30 million in principal of our 10% bonds at 105% of par. We paid $12 million in fees during 2002 relating to our financing activities.

Our facility includes covenants, the most restrictive of which requires maintenance of a minimum funded debt to EBITDA ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. We were not in compliance with the funded debt to EBITDA ratio required under the covenants at March 31, 2002. The lender provided us with a waiver as of this date, and we negotiated a less restrictive funded debt to EBITDA ratio for the next four successive quarters until March 31, 2003. We were in compliance with the covenants for the remainder of the year and expect to be able to comply with the revised covenants in the future.

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

BLUEBIRD'S AND CANVASBACK'S CAPITAL RESOURCES. On March 1, 2002, we created two wholly-owned subsidiaries, collectively referred to as Canvasback. On March 15, 2002, Bluebird transferred all of its assets to Canvasback. Like Bluebird, Canvasback is neither a guarantor of our 10% Senior Notes due 2007 or our 9.6% Senior Notes due 2012, nor can it be included in calculations determining debt compliance. During 2002, Canvasback purchased $12 million of Magnum Hunter Resources, Inc. stock. Canvasback also had borrowings of $7 million, $5.8 million of which were used to purchase the same amount in face value of Magnum Hunter Resources, Inc. 10% Senior Notes.

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

MAGNUM HUNTER'S LIQUIDITY AND CAPITAL RESOURCES. The following discussion of Magnum Hunter's capital resources refers to the company and its affiliates other than Bluebird and Canvasback, whose capital resources were discussed separately above. Internally generated cash flow and the borrowing capacity under its senior bank credit line are our major sources of liquidity. From time to time, we may also sell oil and gas properties in order to increase liquidity. In addition, we may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, we have accessed both public and private capital markets to provide liquidity for specific activities and general corporate purposes.

In December 2000, Magnum Hunter used $10.0 million in cash to purchase 100% of its 1996 Series A Convertible preferred stock outstanding from Bluebird. This preferred stock was held by another 100% owned affiliate for possible re-issue at a later date. Also in December 2000, we spent $30.5 million (including a $5.5 million redemption premium) to redeem 50% of its outstanding 1999 Series A 8% Convertible preferred stock. In January, 2001 the remaining 50% of this preferred stock was converted by the holder to our common stock at the conversion price of $5.25 per share. As a result of the redemption of its 1999 Series A 8% Convertible preferred stock, we saved $4.0 million in annual dividend payments. In May 2001, we reissued the $10.0 million of its 1996 Series A Convertible preferred stock to Bluebird in connection with the acquisition of Bluebird's oil and gas properties. We will make dividend payments of $875 thousand annually to Bluebird, however, such payments are eliminated under consolidated financial reporting.

On May 17, 2001, we closed on a new $225 million Senior Bank Credit Facility, of which $160 million was available under the borrowing base at December 31, 2001. The credit agreement provides for both "LIBOR" and "Base Rate" (Prime) interest rate options. This new credit facility consolidated and replaced both Magnum Hunter's and Bluebird's previous credit facilities. At December 31, 2001, borrowings under this line were $155.0 million, leaving availability of $5.0 million on that date versus a deficit in working capital of $27.4 million (excluding Bluebird). As described below, we entered into several courses of action to remedy this working capital shortfall. On a semiannual basis, the borrowing base is redetermined by the banks based on their review of our oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, we must repay the excess.

On December 5, 2001, we announced that a distribution of one warrant for every five shares of common stock owned on January 10, 2002. These warrants were distributed on March 21, 2002. Each new warrant will entitle the holder to purchase one share of common stock at $15. The warrants will expire three years from the date of distribution unless extended by the board of directors.

On January 15, 2002, we entered into a sale-leaseback transaction on three newly constructed offshore production platforms and associated pipelines that were recently placed into service. We received a total of $11.2 million in new funding which was used for general corporate purposes including a voluntary reduction under our corporate bank revolving credit facility. The production platforms are being leased from a syndicate group of lenders over a term of three years and at a cost of funds of approximately 5.30% per annum, based on current interest rates. This transaction is accounted for as a capital lease.

On March 15, 2002, we amended and restated our Senior Bank Credit Facility (the "Facility") in conjunction with the merger with Prize. The amended facility provided for total borrowings of $500 million, up from $225 million, and raised the borrowing base limit from $160 million to $300 million.

Our facility includes covenants, the most restrictive of which requires maintenance a minimum funded debt to EBITDA ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. We were not in compliance with the funded debt to EBITDA ratio required under the covenants at March 31, 2002. The lender provided us with a waiver as of this date, and we negotiated a less restrictive funded debt to EBITDA ratio for the next four successive quarters until March 31, 2003. We were in compliance with the covenants for the remainder of the year and expect to be able to comply with the revised covenants in the future.

Additionally, we amended and extended the expiration date of the Facility to March 2005. After March 15, 2002, the Facility was used to i) fund the cash component of the Prize merger, ii) pay certain costs associated with the merger, and iii) for general corporate purposes. In connection with certain oil and gas property divestitures, the borrowing base was reduced to $250 million on September 3, 2002.

On March 15, 2002, we also completed a private placement of $300 million of Senior Notes (the private placement) due 2012 that are unsecured. The Senior Notes bear an annual interest rate of 9.6% due semi-annually, commencing September 15, 2002.

With the funds provided by the new facility and the private placement of Senior Notes, we repaid indebtedness under our old credit facility of $155.7 million, repaid debt under Prize's previous credit agreement of $246.8 million, funded the cash component of the merger consideration of $70.9 million, and paid approximately $12.2 million for fees and expenses related to the merger. In connection with the merger with Prize, we issued 34,062,963 shares of our common stock to Prize shareholders, increasing our total shares outstanding by 96%.

On January 27, 2003, Magnum Hunter used $31.5 million in cash to redeem $30 million in aggregate principal amount of our outstanding 10% Senior Notes due 2007 at a redemption price of 105% of par. After the partial redemption, we have $110 million of these Notes outstanding. We funded the redemption by borrowing from our Facility.

Our internally generated cash flow, results of operations, and financing for our operations are dependent on oil and gas prices. To the extent that oil and gas prices decline, our earnings and cash flows may be adversely affected.

CAPITAL EXPENDITURES. For the year ended December 31, 2002, our total capital expenditures for property, plant and equipment, exclusive of the Prize merger, were $141 million. The following summarizes our capital expenditures by cost component (in millions):

                            Oil & Gas Properties
 -------------------------------------------------------------------------------
                                                     Other
                          Unproved      Proved      Property      Total
                         ----------   ----------   ----------   ----------
Acquisition Costs ....   $      6.7   $      7.1   $      1.4   $     15.2
Exploration Costs ....            -         34.3            -         34.3
                                  -         91.5            -         91.5
Development Costs ....   ----------   ----------   ----------   ----------
     Total ...........   $      6.7   $    132.9   $      1.4   $    141.0

For the year 2003, we have budgeted approximately $100 million for exploration and development activities. We anticipate that the 2003 capital expenditure budget will be funded by cash flow from operations and credit facility utilization. We are not contractually obligated to proceed with any of our material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within our control or ability to forecast, including drilling results, oilfield costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

In the normal course of business, we review opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with our growth strategy, bids or offers in amounts and with terms acceptable to the company may be submitted. It is uncertain whether any such bids or offers which we may submit from time to time will be acceptable to the sellers. In the event of a future significant acquisition, we may require additional financing in connection therewith. We do not budget for acquisition expenditures.

The following summarizes the oil and gas properties acquired in the Prize merger (in millions):

                                                     OIL AND GAS PROPERTIES
                         ----------------------------------------------------------------------------------
                                                                        OTHER
                              UNPROVED              PROVED             PROPERTY             TOTAL
                         -------------------  -------------------  -------------------  -------------------
Acquisition Costs        $           140,312  $           453,834  $            22,826  $           616,972

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS. We have the following contractual obligations as of December 31, 2002:

                                                       Payments Due by Period (in thousands)
                                      ------------------------------------------------------------------------
                                                      Less than 1                                   After 5
Contractual Obligations                  Total           Year        1 - 3 Years    4 - 5 Years      Years
-----------------------------------   ------------   ------------   ------------   ------------   ------------
Long-Term Debt ....................   $    561,466$             -   $    132,000   $          -   $    429,466
Capital Leases ....................          9,371          1,865          4,490            834          2,182
Operating Leases ..................          8,453          2,017          3,818            749          1,869
                                      ------------   ------------   ------------   ------------   ------------

   Total Contractual Obligations ..   $    579,290   $      3,882   $    140,308   $      1,583   $    433,517

We have no off balance sheet arrangements, special purpose entities or financing partnerships. We have provided trade guarantees on behalf of our 30% owned affiliate, NGTS in the amount of $4.1 million. In the event that NGTS was unable to fulfill its obligations with certain vendors, we would be obligated for cash payments of $4.1 million to these vendors. We have not recorded this as a liability on our books at December 31, 2002 because we do not expect to have to perform under these guarantees. The last of these guarantees expires in May 2003, and we do not intend to issue any additional guarantees on behalf of NGTS. We have no other guarantees on behalf of any entities and do not intend to issue any at this time.

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

The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. We consolidate on a pro rata basis our approximately 38% as of December 31, 2002 ownership of TEL Offshore Trust. We account for our investment in NGTS under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform with the current presentation.

Magnum Hunter is a holding company with no significant assets or operations other than our investments in our subsidiaries. Our wholly-owned subsidiaries, except for Canvasback Energy, Inc. ("Canvasback"), are direct guarantors of our 10% senior notes and 9.6% senior notes, and have fully and unconditionally guaranteed the notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the company (other than Canvasback), and we have presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Canvasback (See Note 16 to the Consolidated Financial Statements). There is no restriction on the ability of consolidated or unconsolidated subsidiaries, except for Canvasback, to transfer funds to Magnum Hunter in the form of cash dividends and loans or advances.

Oil and Gas Properties

We use the full cost method of accounting for our investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas proved reserves are capitalized into a "full cost pool" on a country-by-country basis as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves, as determined by independent petroleum engineers. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of unamortized cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices subsequently increase. Our capitalized costs did not exceed the PV-10 limitation using prices in effect at December 31, 2002. Significant downward revisions of quantity estimates, declines in oil and gas prices, higher operating costs or additional capital costs which are not offset by incremental increases in oil and gas reserves or other factors could possibly result in write-down for impairment of oil and gas properties in the future.

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

Inflation and Changes in Prices

Our results of operations and cash flow have been, and will continue to be, affected by the volatility in oil and gas prices. Should we experience a significant increase in oil and gas prices that is sustained over a prolonged period, we would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses.

We market oil and gas for our own account, which exposes us to the attendant commodities risk. A significant portion of our gas production is currently sold to a 30% owned affiliate, NGTS, LLC, or end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. We normally sell our oil under month-to-month contracts to a variety of purchasers.

Derivative Instruments

Our product price and interest hedging activities are described in Note 12 to the consolidated financial statements. Periodically we enter into derivative instruments such as futures, swaps and options contracts to reduce the adverse effects of fluctuations in natural gas and crude oil prices. Under our risk management policy, at inception, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil current forecasted (18 months) commodity production. For non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for natural gas and crude oil may not exceed 75%. We also utilize financial derivative instruments to hedge the risk associated with interest on our outstanding debt. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction is recognized.

We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Derivative instruments that are not hedges must be adjusted to the fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income
(loss).

Goodwill

As a result of our merger with Prize, we currently have $50.7 million of goodwill recorded on our books. Under SFAS No. 142, we will not amortize any of the goodwill acquired in the merger. We will evaluate our goodwill for impairment on an annual basis or whenever indicators or impairment exist. We have completed the first of these impairment tests and determined that no impairment exists. The annual impairment test requires management to make significant estimates and judgments.

Recently Issued Statements

SFAS No. 142 - We adopted SFAS No. 142, "Goodwill and Other Intangible Assets", beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

In addition, SFAS No. 142 requires that we use a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. We completed an impairment test at December 31, 2002 and determined that no adjustments for impairment were necessary. Any goodwill impairment loss will be recorded in operations. We currently have goodwill of $50.7 million as a result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS 142 did not have an impact on our consolidated financial statements during 2002.

SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for us beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established.

We have evaluated the impact of SFAS 143 and expect to record an after tax earnings effect between a $500 thousand loss and a $1.5 million gain as a cumulative effect of a change in accounting principle. Additionally, we expect to record an asset retirement obligation liability between $30 million and $38 million and to provide an increase to net properties and equipment between $30 million and $38 million. The application of SFAS 143 in 2003 and future years will result in the recognition of an accretion expense related to the discounted liability for the asset retirement obligation and should not have a material impact on our DD&A rate. There will be no impact on our cash flow as a result of adopting SFAS 143.

SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was effective for us beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements during 2002.

SFAS No. 145 - SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was effective for us beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 will require the reclassification of extraordinary items for debt extinguishment costs which do not meet the criteria described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as to interest expense. We adopted this statement beginning January 1, 2003.

SFAS 146 - In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring)." Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 148 - The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", in December 2002. SFAS provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. We adopted the disclosure provisions in 2002. We have no plans at this time to change our method to the fair value based method from the intrinsic value method.

FIN No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees", was issued in November 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. We adopted this statement in January 2003. We have provided additional disclosures on our existing guarantees. The adoption had no impact on our financials at January 1, 2003.

Off Balance Sheet Arrangements

We have provided trade guarantees on behalf of our 30% owned affiliate, NGTS, LLC. In the amount of $4.1 million. In the event that NGTS, LLC is unable to fulfill its obligations with certain vendors, we would be obligated for cash payments of $4.1 million to these vendors. We have not recorded this as a liability on our books at December 31, 2002 because we do not expect to have to perform under these guarantees. The last of these guarantees expires in May 2003, and we do not intend to issue any additional guarantees on behalf of NGTS. We have no other guarantees on behalf of any entities and do not intend to issue any at this time.

We had equity and debt investments in a privately held entity which declared bankruptcy on March 4, 2002, and for which we recorded an impairment charge against earnings of $5.0 million at December 31, 2001. We are not responsible for any debts of this entity. We had an investment in available-for-sale securities of another entity of $2.8 million at December 31, 2001. Because of the deteriorating financial condition of this entity, we recorded an other than temporary impairment of $2.1 million as a charge against earnings at December 31, 2001, and we recorded an additional impairment for the remaining carrying value of this asset at June 30, 2002. We are not responsible for any debts of this entity.

Other

At March 15, 2003, Magnum Hunter had 72% of our natural gas production and 65% of our crude oil production hedged through December 31, 2003, and 40% of our natural gas production and 9% of our crude oil production hedged for the calendar year 2004. Unless we enter into additional hedging transactions, the remainder of our hydrocarbon volumes will be sold at market prices. Future commodity price declines will negatively impact future income and cash flow to the extent of any production sold at market prices. These declines could ultimately affect the quantity of proved oil and gas reserves and cost center ceiling values. These results, individually or collectively, could result in bank debt default and/or debt acceleration, restrict our ability to attract qualified personnel or cause further industry consolidation. There is no requirement from any of our lenders to hedge our products.

Our domestic operations are concentrated in the southwestern and midcontinent regions of the United States and shallow water region of the Gulf of Mexico offshore Texas and Louisiana. We currently have no operations outside of the United States of America. We currently have nineteen wells which individually produce 1.5 MMcfe per day or greater, but these are not concentrated in any one field. We have no individual fields in which disruptions could materially reduce our financial results.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Energy swap agreements. We produce, purchase, and sell crude oil, natural gas, condensate, and natural gas liquids. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We have previously engaged in oil and gas hedging activities and intend to continue to consider various hedging arrangements to realize commodity prices which we consider favorable and to reduce volatility. We engage in futures contracts with certain of our oil and gas production through various contracts ("Swap Agreements"). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet crude oil futures and Henry Hub natural gas futures, and to the Inside FERC natural gas index price postings ("Index"). We have contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the specified Index prices for each month applied to the related contract volumes. To the extent the Index exceeds the contract price, we pay the spread, and to the extent the contract price exceeds the Index price, we receive the spread. In addition, we have combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). When the Index price exceeds the contract ceiling, we pay the spread between the ceiling and the Index price applied to the related contract volumes. When the contract floor exceeds the Index, we receive the spread between the contract floor and the Index price applied to the related contract volumes.

To the extent we receive the spread between the contract floor and the Index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to our results of operations as a result of nonperformance by these counterparties.

Due to hedge contracts acquired in the Prize merger, the company is contractually obligated to a counter-party to provide a margin deposit in the form of cash or bank letter of credit should the aggregate fair value of hedge contracts held with the counter-party exceed a predetermined value. Margins posted at December 31, 2002 totaled $8.6 million. The company has not and does not intend to enter into any new hedging contracts with institutions that require margin deposits.

At December 31, 2002, we had open contracts with the following terms:

Commodity           Type          Volume/Day                 Duration              Wtd. Avg. Price
------------------------------------------------------------------------------------------------------
Natural Gas         Swap          60,000 MMBTU               Jan 03 - Jun 03            $3.01
Natural Gas         Swap          10,000 MMBTU               Jul 03 - Dec 03            $3.65
Natural Gas         Collar        40,000 MMBTU               Jan 03 - Jun 03        $3.06 - $4.30
Natural Gas         Collar        90,000 MMBTU               Jul 03 - Dec 03        $2.89 - $3.87
Natural Gas         Collar        25,000 MMBTU               Jan 04 - Dec 04        $3.20 - $4.52
Crude Oil           Swap          1,000 BBL                  Jan 03 - Dec 03            $21.25
Crude Oil           Collar        6,000 BBL                  Jan 03 - Dec 03       $23.00 - $27.00

Based on future market prices at December 31, 2002, the fair value of open contracts to the company was a liability of $45.0 million. If future market prices were to increase 10% from those in effect at December 31, 2002, the fair value of our open contracts would be a liability of $66.1 million. If future market prices were to decline 10% from those at December 31, 2002, the fair value of our open contracts would be a liability of $24.2 million.

At inception, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil forecasted current (18 months) commodity production. For non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for natural gas and crude oil may not exceed 75% at inception. Unhedged portions of our natural gas and crude oil production will be subject to market price fluctuations.

Interest Rate Swaps

On August 9, 2001, we entered into two interest rate swaps in order to shift a portion of our variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps.

          Type                 Notional Amount           Termination Date           Pay Rate              Receive Rate
-------------------------  -------------------------   ----------------------  ------------------    -------------------------
   Pay Fixed/Receive             $50,000,000                  8/23/03               4.25% Fixed                3 month
        Variable                                                                                           LIBOR rate
                                                                                                        (currently 1.42%)

The rate we receive will be reset every three months to exactly match the rate we will pay on $50.0 million of our outstanding LIBOR-based bank debt.

Based on future market prices at December 31, 2002, the fair value of our open interest rate swap contracts was a liability of $1.1 million. If future market rates were to increase 10% or decrease 10% from those in effect at December 31, 2002, the fair value of our open contracts would have an immaterial change and remain as a liability of $1.1 million.

Fixed and Variable Debt.

We use fixed and variable debt to partially finance budgeted expenditures. These agreements expose us to market risk related to changes in interest rates.

The following table presents the carrying and fair value of our debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate senior notes, which are valued at their last traded value before December 31, 2002.

         Expected Maturity Dates
             (in thousands)                 2003      2004-2006      2007         2012         Total     Fair Value
-------------------------------------------------------------------------------------------------------------------
Variable Rate Debt:
   Bank Debt with Recourse (a).........   $      -   $  125,000   $        -   $        -   $  125,000   $  125,000
   Bank Debt without Recourse (b)......   $      -   $    7,000   $        -   $        -   $    7,000   $    7,000
   Capital Lease Obligations (c).......   $  1,865   $    5,323   $    2,183   $        -        9,371   $    9,371
Fixed Rate Debt:
   10% Senior Notes (d)................   $      -            -   $  129,466   $        -   $  129,466   $  133,350
   9.6% Senior Notes...................   $      -   $        -   $        -   $  300,000   $  300,000   $  318,750

------------------

   (a) The weighted average interest rate on the bank debt with recourse at December 31, 2002 is 3.3454%.
   (b) The interest rate on the bank debt with recourse at December 31, 2002 is 5.931%.
   (c) The weighted average interest rate on capital lease obligations at December 31, 2002 is 5%.
   (d) We announced the early redemption of $30 million in principal of the 10% Notes in December 2002. We redeemed these Notes in January 2003; $2,348,000 of the Notes redeemed were held by a wholly-owned subsidiary.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND UNAUDITED SUPPLEMENTAL
          INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
Independent Auditors' Report................................................................................F-1

Financial Statements:
   Consolidated Balance Sheets at December 31, 2002 and 2001................................................F-2

   Consolidated Statements of Operations for the
    Years Ended December 31, 2002, 2001 and 2000............................................................F-3

   Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
    Years Ended December 31, 2002, 2001 and 2000............................................................F-4

   Consolidated Statements of Cash Flows for the Years
    Ended December 31, 2002, 2001 and 2000..................................................................F-6

Notes to Consolidated Financial Statements..................................................................F-7

Supplemental Information (Unaudited).......................................................................F-39

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries ("the Company"), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 25, 2003

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    2002            2001
                                                                                ------------    ------------
                                     ASSETS
Current Assets
         Cash and cash equivalents ............................................ $       3069    $      2,755
         Restricted cash ......................................................          682               -
         Accounts receivable
           Trade, net of allowance of $4,573 and $3,264, respectively                 53,864          14,251
           Due from affiliate .................................................            -             235
         Notes receivable .....................................................        2,496               -
         Notes receivable from affiliate ......................................          100             300
         Income tax refund receivable .........................................        9,966             300
         Derivative assets, current ...........................................            -           5,045
         Deferred income taxes, current .......................................       15,500               -
         Deposits .............................................................        8,856               -
         Other current assets .................................................        3,563           2,220
                                                                                ------------    ------------
             Total Current Assets .............................................       98,096          25,106
                                                                                ------------    ------------

Property, Plant, and Equipment
         Oil and gas properties, full cost method
           Unproved ...........................................................      165,676          18,653
           Proved .............................................................    1,053,426         556,766
         Gas processing plants and pipelines ..................................       33,951          12,642
         Other property .......................................................        6,636           3,640
                                                                                ------------    ------------
         Total Property, Plant and Equipment ..................................    1,259,689         591,701
           Accumulated depreciation, depletion, amortization and impairment ...     (258,080)       (171,864)
                                                                                ------------    ------------
         Net Property, Plant and Equipment ....................................    1,001,609         419,837
                                                                                ------------    ------------

Other Assets
         Other assets .........................................................       12,642           4,420
         Investment in unconsolidated affiliates ..............................        6,722           5,022
         Goodwill .............................................................       50,710               -
                                                                                ------------    ------------
         Total Assets ......................................................... $  1,169,779    $    454,385
                                                                                ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Trade payables and accrued liabilities ...............................       60,635          39,489
         Suspended revenue payable ............................................        9,118           2,154
         Due to affiliates ....................................................        2,848               -
         Derivative liabilities, current ......................................       42,777             996
         Accrued interest .....................................................       10,327           1,957
         Current income taxes payable .........................................        1,549               -
         Current maturities of long-term debt, with recourse ..................        1,865              73
         Notes payable ........................................................            -           4,044
                                                                                ------------    ------------
           Total Current Liabilities ..........................................      129,119          48,713
                                                                                ------------    ------------
Long-Term Liabilities
         Long-term debt, with recourse, less current maturities ...............      561,972         284,466
         Long-term debt, non recourse .........................................        7,000               -
         Production payment liability .........................................          114             203
         Derivative liabilities, noncurrent ...................................        3,316           1,531
         Deferred income taxes payable ........................................      118,062           1,498
Commitments and Contingencies (Note 10)
Stockholders' Equity
         Preferred stock - $.001 par value; 10,000,000 shares
          authorized, 216,000 designated as Series A; 80,000 issued
          and outstanding, liquidation amount $0 ..............................            -               -
           1,000,000 designated as 1996 Series A Convertible; 1,000,000 purchased and held for remarketing by subsidiary, liquidation
           amount $10,000,000 ..................................................           1               1
           50,000 designated as 1999 Series A 8% Convertible; none and
           25,000 issued and outstanding, respectively, liquidation amount
           $0 and $25,000,000, respectively ....................................           -               -
         Common Stock - $.002 par value; 100,000,000 shares authorized,
          71,707,897 and 36,588,097 shares issued, respectively ...............          143              73
         Additional paid-in capital ...........................................      423,364         157,836
         Accumulated other comprehensive income (loss) ........................      (26,902)          1,632
         Accumulated deficit ..................................................      (21,114)        (36,636)
         Receivable from stockholder ..........................................            -            (442)
         Unearned common stock in ESOP, at cost (757,246 and
          468,652 shares, respectively) .......................................       (4,888)         (2,576)
                                                                                ------------    ------------
                                                                                     370,604         119,888
         Treasury stock, at cost (3,168,013 and 441,813 shares
          of common stock, respectively) ......................................      (20,408)         (1,914)
                                                                                ------------    ------------
       Total Stockholders' Equity .............................................      350,196         117,974
                                                                                ------------    ------------
         Total Liabilities and Stockholders' Equity ........................... $  1,169,779    $    454,385
                                                                                ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------
OPERATING REVENUES:
     Oil and gas sales ..........................................$    240,964    $    133,083    $    106,052
     Gas gathering, marketing and processing ....................      20,809          17,895          20,010
     Oil field services .........................................       4,096           1,828           1,448
                                                                 ------------    ------------    ------------
         Total Operating Revenues ...............................     265,869         152,806         127,510
                                                                 ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
     Oil and gas production lifting costs .......................      51,559          20,388          16,401
     Production taxes and other costs ...........................      28,167          12,994          12,558
     Gas gathering, marketing and processing ....................      15,100          16,101          15,685
     Oil field services .........................................       2,474           1,277             903
     Depreciation, depletion and amortization ...................      86,468          43,999          25,556
     Gain on sale of assets .....................................         (61)            (58)            (28)
     Loss on Enron related assets ...............................           -           3,156               -
     General and administrative .................................      13,293           6,898           6,106
                                                                 ------------    ------------    ------------
         Total Operating Costs and Expenses .....................     197,000         104,755          77,181
                                                                 ------------    ------------    ------------
Operating Profit ................................................      68,869          48,051          50,329
     Equity in earnings of affiliate ............................         792           1,085           1,307
     Other income ...............................................         452             283             477
     Provision for impairment of investments ....................        (621)         (7,123)              -
     Non-cash hedging adjustments ...............................      (6,626)             52               -
     Interest expense ...........................................     (47,935)        (19,920)        (22,298)
                                                                 ------------    ------------    ------------
Income before income tax ........................................      14,931          22,428          29,815
     Provision for income tax benefit (expense)
        Current .................................................           -            (178)           (234)
        Deferred ................................................       1,212          (8,430)         (7,321)
                                                                 ------------    ------------    ------------
         Total provision for income tax benefit (expense) .......       1,212          (8,608)         (7,555)
                                                                 ------------    ------------    ------------
Income Before Extraordinary Loss ................................      16,143          13,820          22,260
    Extraordinary loss from early extinguishment of
     debt, net of income tax benefit of
     $379 and $186, respectively ................................        (621)           (304)              -
                                                                 ------------    ------------    ------------

Net Income ......................................................      15,522          13,516          22,260
     Dividends Applicable to Preferred Stock ....................           -               -          (9,708)
                                                                 ------------    ------------    ------------
Income Applicable to Common Shares ..............................$     15,522    $     13,516    $     12,552
                                                                 ============    ============    ============

INCOME PER COMMON SHARE - BASIC
     Income Before Extraordinary Loss ...........................$       0.26    $       0.40    $       0.60
     Extraordinary Loss .........................................       (0.01)          (0.01)              -
                                                                 ------------    ------------    ------------
Income per Common Share - Basic .................................$       0.25    $       0.39    $       0.60
                                                                 ============    ============    ============

INCOME PER COMMON SHARE - DILUTED
     Income Before Extraordinary Loss ...........................$       0.26    $       0.37    $       0.51
     Extraordinary Loss .........................................       (0.01)          (0.01)              -
                                                                 ------------    ------------    ------------
Income per Common Share - Diluted ...............................$       0.25    $       0.36    $       0.51
                                                                 ============    ============    ============

COMMON SHARES USED IN PER SHARE CALCULATION
     Basic ......................................................  61,493,428      34,819,614      20,856,854
                                                                 ============    ============    ============
     Diluted ....................................................  62,513,548      37,108,976      32,834,270
                                                                 ============    ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
          FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 2001 (THOUSANDS)

                                                                                                          Additional
                                                               Preferred       Common       Treasury       Paid in     Accumulated
                                                                 Stock          Stock         Stock        Capital       Deficit
                                                               ----------    ----------    ----------     ----------   -----------
Balance at January 1, 2000 .................................   $        1    $       43    $   (3,631)    $  121,845   $   (62,560)
Purchase of 1996 Series A preferred by subsidiary ..........                                                 (10,035)
Redemption of 25 shares of 1999 Series A 8%
 convertible preferred stock ...............................                                                 (25,000)
Purchase of 129 shares of treasury stock ...................                                     (500)
Issuance of 529 shares of common stock and 127
 shares of treasury stock pursuant to employee
 stock option plan .........................................                          1            77          2,335
Issuance of 8,438 shares of common stock and 702
 shares of treasury stock pursuant to the exercise
 of warrants ...............................................                         17         1,588         55,952
Issuance of 357 shares of treasury stock for property ......                                    1,080          2,401
Costs associated with the release of shares from ESOP ......                                                     672
Deferred tax benefit on exercise of employee stock options..                                                     410
Dividends on preferred stock ...............................                                                                (9,852)
Net income .................................................                                                                22,260
Unrealized gain on investments .............................
Repayment of shareholder loan ..............................
143 Unearned shares in ESOP ................................
                                                               ----------    ----------    ----------     ----------   -----------
Balance at December 31, 2000 ...............................   $        1    $       61    $   (1,386)    $  148,580   $   (50,152)

Conversion of 25 shares of Series A 8% convertible
 preferred stock into 4,762 shares of common stock .........                         10                          (10)
Issuance of 1,068 shares of common stock and 56
 shares of treasury stock pursuant to employee
 stock option plan .........................................                          2           171          4,692
Deferred tax benefit on exercise of employee stock options..                                                   2,350
Contribution of 52 shares to 401(k) plan and other .........                                                     151
Issuance of 73 shares of treasury stock ....................                                      316            418
Purchase of 116 shares of treasury stock ...................                                   (1,015)
Employee salary deferrals to ESOP representing 317 shares ..
Loan of 105 shares to ESOP .................................                                                   1,655
Net income .................................................                                                                13,516
Cumulative effect on prior years of a change in
 accounting principle ......................................
Gain on hedges .............................................
Unrealized loss on investments .............................
Reclassification adjustment related to derivative assets ...
                                                               ----------    ----------    ----------     ----------   -----------

Balance at December 31, 2001 ...............................   $        1    $       73    $   (1,914)    $  157,836   $   (36,636)
                                                               ==========    ==========    ==========     ==========   ===========

                                                                                           Accumulated
                                                                 Receivable   Unearned        Other
                                                                    from      Shares in   Comprehensive
                                                                Stockholder     ESOP      Income (Loss)
                                                                -----------   ---------   -------------
Balance at January 1, 2000 .................................    $      (795)  $  (1,638)   $     (1,713)
Purchase of 1996 Series A preferred by subsidiary ..........
Redemption of 25 shares of 1999 Series A 8%
 convertible preferred stock ...............................
Purchase of 129 shares of treasury stock ...................
Issuance of 529 shares of common stock and 127
 shares of treasury stock pursuant to employee
 stock option plan .........................................
Issuance of 8,438 shares of common stock and 702
 shares of treasury stock pursuant to the exercise
 of warrants ...............................................
Issuance of 357 shares of treasury stock for property ......
Costs associated with the release of shares from ESOP ......
Deferred tax benefit on exercise of employee stock options .
Dividends on preferred stock ...............................
Net income .................................................
Unrealized gain on investments .............................                                       1,247
Repayment of shareholder loan ..............................            353
143 Unearned shares in ESOP ................................                     (1,142)
                                                                -----------   ---------   -------------
Balance at December 31, 2000 ...............................    $      (442)  $   2,780)   $        (466)

Conversion of 25 shares of Series A 8% convertible
 preferred stock into 4,762 shares of common stock .........
Issuance of 1,068 shares of common stock and 56
 shares of treasury stock pursuant to employee
 stock option plan .........................................
Deferred tax benefit on exercise of employee stock options .
Contribution of 52 shares to 401(k) plan and other .........
Issuance of 73 shares of treasury stock ....................
Purchase of 116 shares of treasury stock ...................
Employee salary deferrals to ESOP representing 317 shares ..                      1,102
Loan of 105 shares to ESOP .................................                       (898)
Net income .................................................
Cumulative effect on prior years of a change in
 accounting principle ......................................                                      (1,757)
Gain on hedges .............................................                                       3,536
Unrealized loss on investments .............................                                         466
Reclassification adjustment related to derivative assets ...                                        (147)

                                                                -----------   ---------   -------------

Balance at December 31, 2001 ...............................    $      (442)  $ (2,576)   $       1,632
                                                                ===========   =========    =============

                                                                     Total           Total
                                                                 Stockholders'   Comprehensive
                                                                    Equity       Income (Loss)
                                                                 -------------   -------------
Balance at January 1, 2000 .................................     $      51,552   $
Purchase of 1996 Series A preferred by subsidiary ..........           (10,035)
Redemption of 25 shares of 1999 Series A 8%
 convertible preferred stock ...............................           (25,000)
Purchase of 129 shares of treasury stock ...................              (500)
Issuance of 529 shares of common stock and 127
 shares of treasury stock pursuant to employee
 stock option plan .........................................             2,413
Issuance of 8,438 shares of common stock and 702
 shares of treasury stock pursuant to the exercise
 of warrants ...............................................            57,557
Issuance of 357 shares of treasury stock for property ......             3,481
Costs associated with the release of shares from ESOP ......               672
Deferred tax benefit on exercise of employee stock options .               410
Dividends on preferred stock ...............................            (9,852)
Net income .................................................            22,260          22,260
Unrealized gain on investments .............................             1,247           1,247
Repayment of shareholder loan ..............................               353
143 Unearned shares in ESOP ................................            (1,142)
                                                                 -------------   -------------
Balance at December 31, 2000 ...............................      $     93,416   $      23,507
                                                                                 =============

Conversion of 25 shares of Series A 8% convertible
 preferred stock into 4,762 shares of common stock .........                 -   $
Issuance of 1,068 shares of common stock and 56
 shares of treasury stock pursuant to employee
 stock option plan .........................................             4,865
Deferred tax benefit on exercise of employee stock options .             2,350
Contribution of 52 shares to 401(k) plan and other .........               151
Issuance of 73 shares of treasury stock ....................               734
Purchase of 116 shares of treasury stock ...................            (1,015)
Employee salary deferrals to ESOP representing 317 shares ..             1,102
Loan of 105 shares to ESOP .................................               757
Net income .................................................            13,516          13,516
Cumulative effect on prior years of a change in
 accounting principle ......................................            (1,757)         (1,757)
Gain on hedges .............................................             3,536           3,536
Unrealized loss on investments .............................               466             466
Reclassification adjustment related to derivative assets ...              (147)           (147)

                                                                 -------------   -------------

Balance at December 31, 2001 ...............................     $    117,974   $      15,614
                                                                  =============   =============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                     FOR THE PERIOD ENDED DECEMBER 31, 2002
                                   (thousands)

                                                                                                        Additional
                                                                Preferred     Common      Treasury       Paid in      Accumulated
                                                                  Stock        Stock        Stock        Capital        Deficit
                                                                ---------    --------    ----------    -----------    -----------
Balance at December 31, 2001 .................................  $       1    $     73    $   (1,914)   $   157,836    $   (36,636)
Issuance of 34,063 shares of common stock and
 warrants pursuant to Prize Energy Corp merger,
 less fees ...................................................                     68                      260,454
Issuance of 985 shares of common stock pursuant
 to employee stock option plan ...............................                      2                        3,627
Deferred tax benefit on exercise of
 employee stock options ......................................                                                 859
Employer contribution of 158 shares to KSOP ..................                                                  71
Exercise of warrants .........................................                                                   5
Purchase of warrants .........................................                                                (128)
Repayment of shareholder loan ................................
Issuance of 72 shares to KSOP for 2001 employer contribution .                                                 601
Purchase of 2,726 shares of treasury stock ...................                              (18,494)
Employee salary deferrals to KSOP representing 86 shares .....                                                  39
Loan of 532 shares to KSOP ...................................
Net income ...................................................                                                             15,522
Reclassification adjustment related to derivative contracts ..
Change in fair value of outstanding hedge positions ..........
Purchased hedge positions ....................................
Amortization of purchased hedge positions ....................
Unrealized loss on investments ...............................
Reclassification adjustment for loss on investments ..........
                                                                ---------    --------    ----------    -----------    -----------

Balance at December 31, 2002 .................................  $       1    $    143    $  (20,408)   $   423,364    $   (21,114)
                                                                =========    ========    ==========    ===========    ===========

                                                                                           Accumulated
                                                                Receivable    Unearned        Other
                                                                   from       Shares in   Comprehensive
                                                                Stockholder     ESOP      Income (Loss)
                                                                -----------   ---------   -------------
Balance at December 31, 2001 .................................  $      (442)  $  (2,576)  $       1,632
Issuance of 34,063 shares of common stock and
 warrants pursuant to Prize Energy Corp merger,
 less fees ...................................................
Issuance of 985 shares of common stock pursuant
 to employee stock option plan ...............................
Deferred tax benefit on exercise of
 employee stock options ......................................
Employer contribution of 158 shares to KSOP ..................                      867
Exercise of warrants .........................................
Purchase of warrants .........................................
Repayment of shareholder loan ................................          442
Issuance of 72 shares to KSOP for 2001 employer contribution..
Purchase of 2,726 shares of treasury stock ...................
Employee salary deferrals to KSOP representing 86 shares .....                      473
Loan of 532 shares to KSOP ...................................                   (3,652)
Net income ...................................................
Reclassification adjustment related to derivative contracts ..                                    2,762
Change in fair value of outstanding hedge positions ..........                                  (32,593)
Purchased hedge positions ....................................                                   (2,474)
Amortization of purchased hedge positions ....................                                    3,771
Unrealized loss on investments ...............................                                     (323)
Reclassification adjustment for loss on investments ..........                                      323
                                                                -----------   ---------   -------------

Balance at December 31, 2002 .................................  $         -   $  (4,888)  $     (26,902)
                                                                ===========   =========   =============

                                                                     Total            Total
                                                                  Stockholders'   Comprehensive
                                                                      Equity      Income (Loss)
                                                                  -------------   -------------
Balance at December 31, 2001 .................................    $     117,974   $
Issuance of 34,063 shares of common stock and
 warrants pursuant to Prize Energy Corp merger,
 less fees ...................................................          260,522
Issuance of 985 shares of common stock pursuant
 to employee stock option plan ...............................            3,629
Deferred tax benefit on exercise of
 employee stock options ......................................              859
Employer contribution of 158 shares to KSOP ..................              938
Exercise of warrants .........................................                5
Purchase of warrants .........................................             (128)
Repayment of shareholder loan ................................              442
Issuance of 72 shares to KSOP for 2001 employer contribution..              601
Purchase of 2,726 shares of treasury stock ...................          (18,494)
Employee salary deferrals to KSOP representing 86 shares .....              512
Loan of 532 shares to KSOP ...................................           (3,652)
Net income ...................................................           15,522          15,522
Reclassification adjustment related to derivative contracts ..            2,762           2,762
Change in fair value of outstanding hedge positions ..........          (32,593)        (32,593)
Purchased hedge positions ....................................           (2,474)         (2,474)
Amortization of purchased hedge positions ....................            3,771           3,771
Unrealized loss on investments ...............................             (323)           (323)
Reclassification adjustment for loss on investments ..........              323             323
                                                                  -------------   -------------

Balance at December 31, 2002 .................................    $     350,196   $     (13,012)
                                                                  =============   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                    ------------      -----------     -----------
                                                                                        2002              2001            2000
                                                                                    ------------      -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income.................................................................... $     15,522      $    13,516     $    22,260
     Adjustments to reconcile net income to cash provided by
      operating activities
         Extraordinary loss........................................................          621              304               -
         Depreciation, depletion and amortization..................................       86,468           43,999          25,556
         Impairment of investments........................................                   621            7,123               -
         Amortization of financing fees............................................        2,037            1,192           1,318
         Imputed interest on debt due to merger...........................                   108                -               -
         Increase in allowance for doubtful accounts...............................          206            3,214             464
         Deferred income taxes (benefits)..........................................       (1,212)           8,430           7,321
         Equity in income of unconsolidated affiliate..............................         (792)          (1,085)         (1,307)
         Cost of shares released from ESOP suspense................................          867                -             448
         Excess of fair value over cost of shares released
          from ESOP suspense......                                                           110            1,655             672
         Gain on sale of assets....................................................          (61)             (58)            (28)
         Other non-cash hedging adjustments........................................        6,626               52               -
         Changes in certain assets and liabilities, net of the
          effect of acquisitions
              Accounts and notes receivable........................................      (17,429)          12,849         (20,378)
              Derivative assets........................................                    3,600                -               -
              Other current assets.................................................       (9,314)            (187)           (737)
              Accounts payable and accrued liabilities.............................       (7,449)          13,604          13,827
              Refund (payment) of income taxes.....................................        2,874             (534)            234
              Minority interest liability..........................................            -                -            (184)
                                                                                    ------------      -----------     -----------

     Net Cash Provided By Operating Activities.....................................       83,403          104,074          49,466
                                                                                    ------------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets..................................................       95,988            1,124          43,770
     Additions to property and equipment...........................................     (141,046)        (204,370)        (60,830)
     Cash paid in Prize merger net of cash acquired...........................           (41,095)               -               -
     Decrease in deposits and other assets.........................................          238               50               -
     Loan made for promissory note receivable......................................       (2,596)               -          (1,370)
     Payments received on promissory note receivable ..............................            -               70           1,012
     Distribution from unconsolidated affiliate....................................          256            1,590               -
     Investment in unconsolidated affiliate........................................       (1,165)          (2,453)         (2,590)
                                                                                    ------------      -----------     -----------
     Net Cash Used In Investing Activities.........................................      (89,420)        (203,989)        (20,008)
                                                                                    ------------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of long-term debt, note
      payable, and production payment..............................................      627,850          266,524         101,056
     Fees paid related to financing activities.....................................      (11,961)            (956)           (534)
     Payments of principal on long-term debt and production payment................     (591,451)        (169,557)       (144,824)
     Receipts from short-term notes receivable ....................................            -              360               -
     Loan repaid by (made to) stockholder..........................................          742             (300)            353
     Loan to ESOP..................................................................       (3,652)            (898)         (1,590)
     Loan repaid from ESOP.........................................................          473            1,102               -
     Proceeds from issuance of common and preferred stock, net of offering costs...        3,634            5,750          59,970
     Purchase of 1996 Series A preferred stock by subsidiary.......................            -                -         (10,035)
     Redemption of 1999 Series A preferred stock...................................            -                -         (25,000)
     Purchase of warrants..........................................................         (128)               -               -
     Purchase of treasury stock ...................................................      (18,494)          (1,015)           (500)
     Decrease (increase) in restricted cash for payment of notes payable ..........         (682)           1,820             325
     Dividends paid................................................................            -             (169)        (10,235)
                                                                                    ------------      -----------     -----------
                                                                                                                -               -
     Net Cash Provided By (Used In) Financing Activities...........................        6,331          102,661         (31,014)
                                                                                    ------------      -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................          314            2,746          (1,556)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................................        2,755                9           1,565
                                                                                    ------------      -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................................... $      3,069      $     2,755     $         9
                                                                                    ============      ===========     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

Magnum Hunter Resources, Inc. ("Magnum Hunter"), is incorporated under the laws of the state of Nevada. The company and our subsidiaries are engaged in the acquisition, operation and development of oil and gas properties, the gathering, processing, transmission, and marketing of natural gas and natural gas liquids and providing management and advisory consulting services on oil and gas properties for third parties. In conjunction with the above activities, we own and operate oil and gas properties in twelve states, predominantly in the Southwest region of the United States. In addition, we own and operate three gathering systems located in Texas and Oklahoma and own an interest in four natural gas processing plants located in Texas, Oklahoma and Arkansas.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Magnum Hunter and our existing wholly-owned subsidiaries, Gruy Petroleum Management Co., Magnum Hunter Production, Inc., ConMag Energy Corporation, Trapmar Properties, Inc., Hunter Gas Gathering, Inc. ("Hunter"), Canvasback Energy, Inc. ("Canvasback"), Pintail Energy, Inc., Redhead Energy, Inc. ("Redhead"), Prize Operating Co., PEC (Delaware), Inc., Oklahoma Gas Processing, Inc., and Prize Energy Resources, LP. We consolidate on a pro rata basis our approximately 38% ownership of TEL Offshore Trust. We account for our investments in Metrix Networks, Inc. and NGTS, LLC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation.

Magnum Hunter is a holding company with no significant assets or operations other than our investments in our subsidiaries. Our wholly-owned subsidiaries, except for Canvasback, are direct Guarantors of our 10% Senior Notes and 9.6% Senior Notes ("Notes"), and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Guarantors comprise all of the direct and indirect subsidiaries (other than Canvasback), and we have presented separate condensed consolidating financial statements and other disclosures concerning each Guarantor and Canvasback (See Note 16). Except for Canvasback, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to Magnum Hunter in the form of cash dividends, loans, or advances.

Bluebird Energy, Inc. ("Bluebird") was formed in December 1998. As part of the capitalization of Bluebird, we contributed to Bluebird 1,840,271 units of TEL Offshore Trust. Bluebird, was an "unrestricted subsidiary" as defined under certain credit agreements, and was neither a guarantor of our 10% Senior Notes due 2007, and our 9.6% Senior Notes due 2012, nor was it included in determining compliance with certain financial covenants under our credit agreements.

On March 1, 2002, we created two unrestricted, wholly-owned subsidiaries, Canvasback and Redhead. These two subsidiaries will be referred to as Canvasback since Redhead is a wholly-owned subsidiary of Canvasback. On March 15, 2002, Bluebird transferred all of its assets to Canvasback, which effectively capitalized Canvasback. Upon completion of this transfer, Bluebird was merged into Magnum Hunter Production, Inc. Canvasback is neither a guarantor of our 10% Senior Notes due 2007, or our 9.6% Senior Notes due 2012; nor can it be included in determining compliance with our debt covenants.

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We have cash deposits in excess of federally insured limits.

INVESTMENTS

We follow accounting procedures according to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this standard, all of our equity securities

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

that have readily determinable fair values are classified as current or non-current assets, available-for-sale and are measured at fair value. Unrealized gains and losses for these investments are reported as comprehensive income and included as a separate component of stockholders' equity. Realized gains and losses are calculated based on the specific identification method.

At December 31, 2000, our available-for-sale securities were classified as non-current assets and included in deposits and other assets. The securities had a cost basis of $2,762,000, gross unrealized losses reported in accumulated other comprehensive income of $507,000 ($466,000 net of income tax benefit) and a fair market value of $2,255,000 based on the quoted market price. At December 31, 2001, we determined that the securities had suffered an other than temporary impairment as a result of the deteriorating financial condition of the entity and a steadily declining market value of the securities. As a result, at December 31, 2001, we reported a provision for impairment of investments of $2,142,000 as a charge against earnings and a reclassification in accumulated other comprehensive income of $507,000 ($466,000 net of income tax). Due to continued deterioration of the entity's financial condition and market value of their stock, we recorded an impairment on this investment for its full carrying value of $621,000 during 2002. At December 31, 2002, we carried no value for our available-for-sale securities.

During 2000, we acquired a minority ownership interest in a privately held entity that provides remote data collection and web-based monitoring services for the company and other entities operating in the energy industry. The total we invested in 2000 was $2.5 million, and the investment was carried at cost on the balance sheet at December 31, 2000. During 2001, we made an additional equity investment of $2 million as well as secured loans totaling $453,000, including accrued interest. At December 31, 2001, our total equity investment of $4,528,000 represented less than 10% of the entity's common equity. As a result of the entity's inability to obtain additional anticipated equity financing from third parties at the end of 2001, the entity subsequently declared bankruptcy. We reported a provision for impairment of investments of $4,981,000 as a charge against earnings at December 31, 2001.

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

SUSPENDED REVENUES

Suspended revenue interests represent oil and gas sales payable to third parties largely on properties operated by the company. We distribute such amounts to third parties upon receipt of signed division orders or resolution of other legal matters.

OIL AND GAS PRODUCING OPERATIONS

Magnum Hunter follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Internal costs that directly relate to acquisition, exploration and development activities that were capitalized totaled $600,000 for each of the years ended December 31, 2002, 2001 and 2000, respectively. The balance of capitalized costs included in oil and gas properties for the years ended December 31, 2002 and 2001 were $3,879,000 and $3,279,000, respectively.
Management believes that the basis we use to determine the amount of internal costs capitalized is appropriate.

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

A summary of the unproved properties excluded from oil and gas properties being amortized at December 31, 2002 and 2001, respectively, and the year in which they were incurred follows:

                                                                  December 31, 2002
                                                                   (in thousands)
                                                ---------------------------------------------------
                                                 Prior       2000      2001       2002      Total
                                                -------    -------   --------  ---------  ---------
    Property Acquisition Costs..................$ 1,032    $   320   $ 11,131  $ 150,583  $ 163,066
    Exploration Costs...........................      -          -      2,610          -      2,610
                                                -------    -------   --------  ---------  ---------

         Total..................................$ 1,032    $   320   $ 13,741  $ 150,583  $ 165,676
                                                =======    =======   ========  =========  =========

                                                                December 31, 2001
                                                                 (in thousands)
                                                -------------------------------------------------
                                                 Prior      1999      2000      2001       Total
                                                -------    -------   ------  ---------   --------
    Property Acquisition Costs..................$   513    $ 1,464   $  360   $ 12,226   $ 14,563
    Exploration Costs...........................      -          -        -      4,090      4,090
                                                -------    -------   ------  ---------   --------
         Total..................................$   513    $ 1,464   $  360   $ 16,316   $ 18,653
                                                =======    =======   ======   ========   ========

Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves are established or impairment determined. Pending determination of proved reserves attributable to the above costs, we cannot assess the future impact on the amortization rate. The Prize merger accounted for $140,312 thousand of the unproved property acquisition costs in 2002.

The capitalized costs are subject to a "ceiling test," which generally limits such costs less accumulated amortization and related deferred income taxes to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent (PV-10) based on current economic and operating conditions less income tax effects related to the differences between the book and tax basis of the oil and gas properties. The ceiling test is performed on a quarterly basis. At December 31, 2001, the capitalized costs of our oil and gas properties exceeded the PV-10 limitation using prices in effect at December 31, 2001 by $75,984,000. However, no write-down for impairment of oil and gas properties was required as a result of the increase in oil and gas prices subsequent to December 31, 2001. We experienced no impairment in 2000 or 2002.

All costs relating to production activities are charged to expense as incurred.

Amortization expense per thousand cubic feet equivalent was $1.17, $1.28 and $0.89 for the years ended December 31, 2002, 2001 and 2000, respectively.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

DERIVATIVE INSTRUMENTS

Our product price and interest hedging activities are described in Note 12 to the consolidated financial statements. Periodically we enter into derivative instruments such as futures, swaps and options contracts to reduce the adverse effects of fluctuations in natural gas and crude oil prices. Under our risk management policy, at inception commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil current forecasted (18 months) commodity production. For forecasted non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for both natural gas and crude oil may not exceed 75%. We also utilize financial derivative instruments to hedge the risk associated with interest on our outstanding debt. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction is recognized.

We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Derivative instruments that are not hedges must be adjusted to the fair value through net income (loss). Under the provisions of SFAS No. 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income
(loss). Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss).

PIPELINES AND PROCESSING PLANT

Pipelines and processing plants are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition. We review the carrying value of pipelines and processing plants and other long-lived assets (other than oil and gas assets accounted for under the full-cost method) for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The fair value is determined using the discounted cash flows method.

OTHER PROPERTY

Other property and equipment are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to ten years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition.

OTHER OIL AND GAS RELATED SERVICES

Other oil and gas related services consist largely of fees earned from our operation of oil and gas properties for third parties. Such fees are recognized in the month the service is provided.

Magnum Hunter does not recognize income in connection with drilling, well service or other services provided in connection with oil and gas properties in which we hold an ownership or other economic interest to the extent of our interest. Any proceeds received for services performed that are not recognized as income are credited to the full cost pool.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

STOCK COMPENSATION

At December 31, 2002, we had three stock-based employee compensation plans which are described more fully in Note 13. We account for these plans under the measurement and recognition principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations". Accordingly, we do not reflect any stock-based compensation in net income because all options granted under these plans had an exercise price equal to the market value of our stock on the date or gant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                          2002        2001         2000
                                                                       --------     --------     --------
        Net income, as reported...................................     $ 15,522     $ 13,516     $ 22,260
        Deduct:  Total stock-based employee compensation
         determined under fair value based method for all
         awards, net of related tax effects.......................       (2,843)      (2,417)      (1,376)
                                                                       --------     --------     --------

        Pro forma net income......................................     $ 12,679     $ 11,099     $ 20,884
                                                                       ========     ========     ========
        Earnings per share:
             Basic-as reported....................................     $   0.25     $   0.39     $   0.60
             Basic-pro forma......................................     ========     ========     ========
                                                                       $   0.21     $   0.32     $   0.53
                                                                       ========     ========     ========
             Diluted-as reported..................................     $   0.25     $   0.36     $   0.51
             Diluted-pro forma....................................     ========     ========     ========
                                                                       $   0.20     $   0.29     $   0.47
                                                                       ========     ========     ========

The company estimated the fair value of each stock based grant (options and warrants) using the Black-Scholes option pricing method while using the following weighted average assumptions:

                                                                        2002                2001               2000
                                                                    -------------       ------------       -----------
   Risk-free interest rate....................................              3.68%              4.39%              5.75%

   Expected life..............................................          7.4 years          7.4 years          7.4 years

   Expected volatility........................................              49.5%              52.6%              56.0%

   Dividend yield.............................................                -                  -                  -

   Weighted average fair value of options granted.............      $        3.17       $       5.06       $       6.03

INCOME TAXES

We file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

GOODWILL

As a result of our merger with Prize, we currently have $50.7 million of goodwill recorded on our books. Under SFAS No. 142, we will not amortize any of the goodwill acquired in the merger. We will evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. We have completed the first of these impairment tests and determined that no impairment exists. The annual impairment test requires management to make significant estimates and judgements.

NEW ACCOUNTING STANDARDS

SFAS No. 142 - We adopted SFAS No. 142, "Goodwill and Other Intangible Assets", beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

In addition, SFAS No. 142 requires that we use a new method of testing goodwill that could reduce the fair value of a reporting unit below its carrying value. We completed an impairment test at December 31, 2002 and determined that no adjustments for impairment were necessary. Any goodwill impairment loss will be recorded in operations. We currently have goodwill of $50.7 million as a result of our merger with Prize Energy Corp. on March 15, 2002. The adoption of SFAS No. 142 did not have an impact on our 2002 consolidated financial statements.

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

We have evaluated the impact of SFAS No. 143 and expect to record an after tax earnings effect between a $500 thousand loss and a $1.5 million gain as a cumulative effect of a change in accounting principle. Additionally, we expect to record an asset retirement obligation liability between $30 million and $38 million and to provide an increase to net properties and equipment between $30 million and $38 million. The application of SFAS No. 143 in 2003 and future years will result in the recognition of an accretion expense related to the discounted liability for the asset retirement obligation and should not have a material impact on our DD&A rate. There will be no impact on our cash flow as a result of adopting SFAS No. 143.

SFAS No. 144 - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was effective for us beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 had no impact on our financials.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SFAS No. 145 - SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was effective for us beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 will require the reclassification of extraordinary items for debt extinguishment costs which do not meet the criteria described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", to interest expense. We adopted this statement beginning January 1, 2003.

SFAS No. 146 - In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 148 - The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment to FASB Statement No. 123", in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. We adopted the disclosure provisions in 2002. We have no plans at this time to change our method to the fair value based method from the intrinsic value method.

FIN No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees", was issued in November 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. We adopted this statement in January 2003. We have provided additional disclosures on our existing guarantees. The adoption had no impact on our financials at January 1, 2003.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS as required by SFAS No. 128, "Earnings per Share":

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                          FOR THE YEAR ENDED
                                    --------------------------------------------------------------------------------------------
                                                  DECEMBER 31, 2002                              DECEMBER 31, 2001
                                    -----------------------------------------      ---------------------------------------------
                                                                        PER                                             PER
                                       INCOME           SHARES         SHARE          INCOME           SHARES          SHARE
                                     (NUMERATOR)    (DENOMINATOR)     AMOUNT        (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                    ------------    -------------    --------      ------------    -------------   -------------
Income before Extraordinary Item    $ 16,143,000      61,493,428$        0.26      $ 13,820,000       34,819,614   $        0.40
     Less: Extraordinary Item ...       (621,000)                       (0.01)         (304,000)                           (0.01)
Net Income ......................   $ 15,522,000                                   $ 13,516,000

  Less: Preferred Stock dividends              -                                              -                                -
                                    ------------     ------------    --------      ------------    -------------   -------------

BASIC EPS
Income available to
  common stockholders ...........   $ 15,522,000       61,493,428    $   0.25        13,516,000       34,819,614   $        0.39
Effect of dilutive securities
  Warrants ......................                          34,606                                        212,512
  Options .......................                         985,514                                      2,076,850
  Convertible preferred stock ...                                                                              -
                                    ------------     ------------    --------      ------------    -------------   -------------
DILUTED EPS
Income available to
  common stockholders and
  assumed conversions ...........   $ 15,522,000       62,513,548    $   0.25      $ 13,516,000       37,108,976   $        0.36
                                    ============    =============    ========      ============    =============   =============

     Add back: Extraordinary Item       (621,000)                    $  (0.01)         (304,000)                           (0.01)
Income before Extraordinary Item    $ 16,143,000                     $   0.26      $ 13,820,000                    $        0.37
                                    ============    =============    ========      ============    =============   =============

                                                  FOR THE YEAR ENDED
                                      ----------------------------------------
                                                  DECEMBER 31, 2000
                                      ----------------------------------------
                                                                        PER
                                         INCOME          SHARES        SHARE
                                       (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                      ------------   --------------   --------
Income before Extraordinary Item      $ 22,260,000       20,856,854   $   1.07
     Less: Extraordinary Item ...                -                           -
Net Income ......................     $ 22,260,000

  Less: Preferred Stock dividends       (9,708,000)                   $  (0.47)
                                      ------------   --------------   --------

BASIC EPS
Income available to
  common stockholders ...........       12,552,000       20,856,854   $   0.60
Effect of dilutive securities
  Warrants ......................                -          571,623
  Options .......................                -        1,247,063
  Convertible preferred stock ...        4,312,000       10,158,730
                                      ------------   --------------   --------
DILUTED EPS
Income available to
  common stockholders and
  assumed conversions ...........     $ 16,864,000       32,834,270   $   0.51
                                      ============   ==============   ========

     Add back: Extraordinary Item                -                           -
Income before Extraordinary Item      $ 16,864,000                    $   0.51
                                      ============   ==============   ========

       For the years ended December 31, 2002 and 2001, basic and diluted EPS includes the effect of an extraordinary loss from early extinguishment of debt of $621,000 and $304,000, or $(.01) per share, respectively.

       At December 31, 2002, we had 7,873,206 warrants outstanding at a weighted average exercise price of $14.32 per share, 6,044,800 options outstanding at a weighted average price of $6.37 per share, and no outstanding convertible preferred stock. Warrants totaling 7,838,600 shares and options totaling 5,059,286 shares were excluded from the diluted net income per share computation in 2002 because their exercise price exceeded the average market price of our stock.

       At December 31, 2001, we had 644,749 warrants outstanding at a weighted average exercise price of $6.75 per share, 5,217,584 options outstanding at a weighted average exercise price of $6.22 per share, and no outstanding convertible preferred stock. Warrants totaling 432,237 shares and options totaling 3,140,734 shares were excluded from the diluted net income per share computation in 2001 as the exercise price exceeded the average market price of our common stock.

       At December 31, 2000, we had 644,749 warrants outstanding at a weighted average exercise price of $6.75 per share, 4,702,400 options outstanding at a weighted average exercise price of $4.97 per share, and 25,000 shares of preferred stock convertible to common stock at a weighted average conversion price of $5.25 per share. Warrants totaling 73,126 shares and options totaling 3,455,337 shares were excluded from the diluted net income per share computation in 2000 as the exercise price exceeded the average market price of our common stock.

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

INFLATION AND CHANGES IN PRICES

Our results of operations and cash flow have been, and will continue to be, affected by the volatility in oil and gas prices. Should we experience a significant increase in oil and gas prices that is sustained over a prolonged period, we would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses.

We market oil and gas for our own account, which exposes us to the attendant commodities risk. A significant portion of our gas production is currently sold to a 30% owned affiliate, NGTS, LLC, or end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. We normally sell our oil under month-to-month contracts to a variety of purchasers.

USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which, as described above, may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

TREASURY STOCK

We may repurchase shares of common stock in stock repurchase programs. Our repurchases of shares of common stock are recorded as treasury stock at cost and result in a reduction of Stockholders' Equity. When treasury shares are reissued, we use a first-in first-out method and the difference between repurchase cost and reissuance price is treated as an adjustment to paid-in capital.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Effective September 1, 2000, we acquired a 5.5% net profits interest in the Panoma production and gas gathering facilities for $3.5 million of our restricted common stock. By acquiring this interest, we lowered our lease operating expense and increased oil field services income.

Effective April 1, 2000, we exchanged interests in certain onshore oil producing properties for interests in certain offshore oil and gas producing properties and production facilities located in the Gulf of Mexico in a tax free like-kind exchange. The transaction did not have a material effect on reported production in 2000, but we gained significantly increased exposure in an offshore area of interest where we have been conducting exploration and development activities.

During 2000, we realized proceeds of $43.8 million from the sale of non-core oil and gas and other properties, of which approximately $11.6 million was attributable to Bluebird.

Effective July 1, 2001, we acquired proved oil and gas properties located in Southeast New Mexico totaling approximately 41.8 Bcfe of reserves for $31.6 million, net of purchase price adjustments. The transaction had an effective date of July 1, 2001.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 15, 2002, we merged with Prize, a publicly traded independent oil and gas development and production company based in Grapevine, Texas. The transaction was accounted for by us as a purchase of Prize in accordance with the provisions of SFAS No. 141 "Business Combinations", which requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001. As a result of our merger with Prize, we acquired oil and gas properties located in three of our core operating areas: the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Oklahoma and the Texas Panhandle. This allowed us to meet our goal of increasing reserves in geographic regions similar to our own which allows us to achieve operating synergies and production enhancements. Under the terms of the merger, we distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The purchase price, computed from the equity and cash consideration given at the time of the merger, was allocated to the fair value of the net assets acquired. The amount of purchase price in excess of the fair value of Prize's net assets was assigned to goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which we adopted on January 1, 2002, the goodwill realized in the merger with Prize will not be amortized. However, future evaluations of goodwill will be performed annually to determine whether any impairment has occurred. We have not completed the final allocation of the purchase price to the fair value of the specific assets and liabilities of Prize and the related business integration plan. We expect that the ultimate purchase price allocation, which will be made on or before March 31, 2003, may include additional adjustments to the fair value of the specific assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of certain assets and liabilities differ from their preliminary purchase price allocation, such differences would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill. We do not intend to assign goodwill to our segments until the purchase price allocation is finalized. The following table summarizes the total assumed purchase price and related preliminary allocation to the net assets acquired (000's) as of December 31, 2002:

          Total Purchase Price:
               Fair Value of 34,062,963 shares of Magnum Hunter
                common stock............................................. .  $    257,175
               Cash consideration..........................................        70,851
               Fair Value of Prize warrants................................         3,416
                                                                             ------------
                    Total..................................................  $    331,442
                                                                             ============

          Net Preliminary Purchase Price Allocation:
               Net purchase price..........................................   $   331,442
               Historical net assets acquired..............................     (148,272)
                                                                             ------------
               Excess purchase price.......................................       183,170
               Adjustment of proved oil and gas properties to fair value...      (57,384)
               Adjustment of unproved oil and gas properties to fair value.     (139,395)
               Adjustment of gas plant to fair value.......................      (18,856)
               Write-off of historical Prize deferred financing costs......         2,363
               Other fair value adjustments................................         1,523
               Imputed interest on debt due to merger......................         (108)
               Additional deferred income taxes............................        85,545
                                                                             ------------
                    Excess purchase price allocated to goodwill............   $    56,858
                                                                             ============

During the third and fourth quarters of 2002, we divested of a number of properties that were acquired in the Prize merger. Total proceeds received on the Prize divestitures were approximately $93.3 million. In accordance with SFAS No. 142,

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

we attached $6.1 million of goodwill to the divested properties. Proceeds (net of goodwill) of approximately $87.2 million were applied against the full cost pool. The remaining goodwill balance at December 31, 2002 was $50.7 million. Also in accordance with SFAS No. 142, we performed a goodwill impairment test at December 31, 2002. Test results showed no impairment of goodwill. The goodwill acquired is not deductible for tax purposes.

Historical net assets acquired in the merger were as follows (in thousands):

       Current assets...............................             $    78,440

       Properties, plant and equipment, net.........                 398,409

       Other assets.................................                   3,093

       Current liabilities..........................                 (42,626)

       Long-term debt...............................                (245,819)

       Deferred income taxes........................                 (40,677)

       Other non-current liabilities................                  (2,548)
                                                                 -----------

       Historical net assets acquired...............             $   148,272
                                                                 ===========

Changes to the carrying value of goodwill during the twelve months ended December 31, 2002 are as follows (in thousands):

       Balance at December 31, 2001.................             $          -

       Goodwill acquired............................                   52,902

       Purchase price adjustments...................                    3,956

       Adjustment for divested properties...........                   (6,148)
                                                                 ------------

       Balance at December 31, 2002.................             $     50,710
                                                                 ============

The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2002 and 2001, as if the acquisition of Prize occurred as of the beginning of the respective periods. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results. Prize was included in our consolidated results of operations beginning March 1, 2002.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         PRO FORMA RESULTS OF OPERATIONS
                                   (Unaudited)
             (in thousands of dollars, except for per share amounts)

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                      ----------------------------
                                                                          2002            2001
                                                                      -----------     ------------
      Total Operating Revenues....................................... $   292,872     $    334,873
      Total Operating Costs and Expenses.............................    (219,575)        (224,138)
                                                                      -----------     ------------

      Operating Profit...............................................      73,297          110,735
      Interest expense and other.....................................     (59,202)         (52,680)
                                                                      -----------     ------------

      Income before income tax.......................................      14,095           58,055
      Benefit (Provision) for income tax.............................         513          (21,792)
      Extraordinary loss from early extinguishment of debt...........        (621)            (304)
                                                                      -----------     ------------

      Net Income..................................................... $     13,987    $     35,959
                                                                      ===========     ============
      Net Income Per Common Share....................................
           Basic..................................................... $      0.20     $       0.52
                                                                      ===========     ============
           Diluted................................................... $      0.20     $       0.50
                                                                      ===========     ============

NOTE 3 -- RELATED PARTY TRANSACTIONS

In conjunction with the acquisition of Hunter in December 1995, we assumed a note receivable with a balance of $379,321 from an owner in an affiliated limited liability company. The note provides for interest at 10 percent and had a due date of December 31, 2000. The note was not paid by the due date, and we have commenced legal proceedings in order to recover the amount due. The note is fully reserved and secured by interest in a real estate joint venture.

At December 31, 2002 and 2001, our note receivable from the Magnum Hunter Employee Stock Ownership Plan (ESOP) was $4,888,308 and $2,576,067, respectively. The purpose of the loan is to allow the ESOP to purchase Magnum Hunter Resources common stock on the open market. The loan is interest free, due December 31, 2004 and is secured by shares of the company's common stock which have not been earned by participants in the ESOP. At December 31, 2002 and 2001, the number of unearned shares in the ESOP were 757,246 and 468,652, respectively. The unearned shares and their corresponding costs were reflected on our consolidated balance sheets as reductions to stockholders' equity.

During 1998, our Board of Directors authorized the acquisition of certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans, President and Chief Executive Officer of the Company, at Mr. Evans' cost basis in such shares of stock for purposes of a long-term investment. The shares were purchased for a total of $442,019, and recorded as a receivable for stockholder. We had the right to cause Mr. Evans to repurchase the shares back from Magnum Hunter at the equivalent price that we purchased the shares from Mr. Evans. The value paid for the shares was in excess of the publicly traded value of the shares on the acquisition date by $159,481. Mr. Evans repurchased the shares for $442,019 during December 2002, eliminating the receivable from stockholder.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During December 1998, our Board of Directors authorized a loan of up to $300,000 be made available to Mr. Evans. During 1999, the Board of Directors authorized additional borrowings by Mr. Evans, and the balance, including account interest of $371,860, was classified as a receivable from stockholder at December 31, 1999. On January 7, 2000, Mr. Evans repaid $225,000 on the loan, leaving a principal balance of $146,860. On April 17, 2000 Mr. Evans re-borrowed $100,000 under this loan, and on August 18, 2000, he repaid $258,731, including accrued interest, bringing the balance to zero. On December 28, 2000, Mr. Evans borrowed $294,938, which was included in notes receivable from affiliate. On January 15, 2001, Mr. Evans repaid $295,261, including accrued interest, bringing the balance to zero. On April 16, 2001, the company loaned Mr. Evans $300,000, under an authorization by the Board of Directors, on a note with an interest rate of 10% and due December 31, 2001, which was classified as a note receivable from affiliate. During 2001 Mr. Evans repaid $328,931, including accrued interest, bringing the principal and interest balance to zero.

On November 28, 2000, Mr. Matthew C. Lutz, then the Chairman and Executive Vice President of the Company, borrowed $65,000 from the Company with the approval of the Board of Directors. On January 15, 2001, Mr. Lutz repaid the loan, including accrued interest.

There are no loans or extensions of credit to directors and executive officers of Magnum Hunter as of December 31, 2002.

NOTE 4 -- DEBT

Notes payable and long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                                                2002            2001
                                                                            ------------    ------------
    NOTES PAYABLE:
    Notes payable to vendors, due 2002, 7% interest.......................  $          -    $      4,044
    LONG-TERM DEBT:
    Bank debt under revolving credit agreements due May 17, 2004,
     3.35% at December 31, 2002...........................................  $    125,000    $    155,000
    Bank debt under revolving credit agreements due March 7, 2004,
     5.93% at December 31, 2002 (non recourse)............................         7,000               -
    Capital lease obligations.............................................         9,371               -
    Senior unsecured notes, due June 1, 2007, 10%.........................       129,466         129,466
    Senior unsecured notes, due March 15, 2012, 9.6%......................       300,000               -
    Other.................................................................             -              73
                                                                            ------------    ------------
                                                                                 570,837         288,583
    Less current portion..................................................         1,865           4,117
                                                                            ------------    ------------

                                                                            $    568,972    $    284,466
    Total Long-Term Debt                                                    ============    ============

The following table presents the approximate annual maturities of debt :

                                                                 (in thousands)
         2003..................................................  $        1,865
         2004 .................................................         133,999
         2005..................................................           2,491
         2006..................................................             834
         Thereafter............................................         431,648
                                                                 --------------
                  Total........................................  $      570,837
                                                                 ==============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 7% notes payable to vendors were paid in full on March 15, 2002. We had no notes payable to vendors at December 31, 2002.

We have a Senior Bank Credit Facility ("Facility") which provides for total borrowings of $500,000,000, on which our borrowing base was limited to $250,000,000 at December 31, 2002. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values. The Facility includes covenants, the most restrictive of which requires maintenance of a minimum funded debt to EBITDA ratio, interest coverage ratio, and tangible net worth, as specified in the loan agreement. The bank group must approve all dividends paid on common stock. The bank group has approved the redemption of the 10% Senior Notes described below with no changes to our borrowing base or line of credit. The credit agreement provides for both LIBOR and "Base rate" (Prime) interest rate options. We had no borrowings outstanding under the Base rate at December 31, 2002 and $125 million outstanding at LIBOR + 1.75%. We have interest rate hedges on $50 million in principal of these funds, under which we pay 4.25% and receive LIBOR, effectively increasing our interest on these borrowings to 6%. See Note 12 for additional information on these hedges.

During 2002 we amended our Facility to provide for larger total borrowings as well as a larger borrowing base in relation to the Prize merger. The amended facility was treated as a new credit facility that we used to pay off the borrowings under the original credit facility at March 15, 2002. Capitalized debt issuance costs of $621 thousand, net of tax, were written off as an extraordinary loss from early extinguishment of debt during the quarter ended March 31, 2002. Borrowings under the new facility during 2002 were used to
i)fund the cash component of the merger with Prize, ii) pay certain costs associated with the merger, and iii) for general corporate purposes. We were not in compliance with the funded debt to EBITDA ratio required under the covenants at March 31, 2002. The lenders provided us with a waiver as of this date and we negotiated a less restrictive funded debt to EBITDA ratio for the next four successive quarters until March 31, 2003. We were in compliance with the covenants for the remainder of the year and expect to be able to comply with the revised covenants in the future.

We also have a letter of credit posted against our borrowing base of $2.6 million. While we have no actual borrowings against this letter of credit, it reduces our funds available under the borrowing base. At December 31, 2002 we had $122 million available under this Facility. The letter of credit is posted to Prize's former credit facility to cover a letter of credit they provided to a property owner on Prize's behalf. The original letter of credit was posted to cover any plugging and abandonment costs, as well as potential environmental remediation costs after the property is plugged.

On March 15, 2002, Canvasback entered into a $10 million revolving credit agreement with a financial institution. The credit agreement provides for both LIBOR and prime based interest rate options. On June 30, 2002, we converted the $5.8 million balance under this agreement to a term loan due on March 7, 2004. Proceeds from the loan were used to purchase $5.8 million in 10% Senior Notes which had been purchased by Magnum Hunter during 2001 and held for investment. These 10% Senior Notes, along with $4.7 million in 10% Senior Notes contributed to Canvasback from Bluebird, serve as the only collateral for this loan. Canvasback may use additional available funds to purchase additional 10% Senior Notes or Magnum Hunter treasury shares, to make an advance to an affiliate, or to pay a dividend to an affiliate. We borrowed additional funds of $1.2 million during the fourth quarter of 2002, increasing the balance to $7 million. This loan is non-recourse to Magnum Hunter.

On January 15, 2002, we entered into a sale-leaseback transaction on three newly-constructed production platforms and associated pipelines located in the Gulf of Mexico that had already been placed into service. We received total proceeds of $11.2 million in new funding which we used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over terms from three to five years at a cost of funds based on LIBOR, yielding a weighted average rate of 5% at December 31, 2002.

On May 29, 1997, we completed a private placement of $140 million in unsecured 10% Senior Notes, due June 1, 2007. Interest is payable on these notes semi-annually on June 1 and December 1. At December 31, 2002, Canvasback held

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$10.5 million of these 10% Senior Notes. On December 26, 2002, we announced the redemption of $30 million in aggregate principal amount of our 10% Senior Notes at a redemption price of 105% of par. At the close of business on January 27, 2003, we paid the Holders of the redeemed Notes $31.5 million plus accrued and unpaid interest of $467 thousand. Of the $30 million redeemed, Canvasback received $2.3 million.

We completed a private placement of $300 million in unsecured 9.6% Senior Notes on March 15, 2002. The 9.6% Senior Notes are due March 15, 2012, with interest payable semi-annually on March 15 and September 15. We used the funds received to i) retire outstanding indebtedness under the Prize commercial bank credit facility, ii) pay fees related to the issuance of the new Senior Notes, and iii) for general corporate purposes.

NOTE 5 -- PRODUCTION PAYMENT LIABILITY

In November, 1996, we entered into a production payment conveyance. We received a production payment amount of $750,000 and agreed to make royalty payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $114,462 and $203,000 at December 31, 2002 and 2001, respectively. The production payment bears interest at the rate of 13.5% per annum and is non-recourse.

NOTE 6 -- INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of a liability or asset, net of a valuation allowance, for the deferred tax consequences of all temporary differences between the tax bases and the reported amounts of assets and liabilities, and for the future benefit of operating loss carryforwards. The following is a reconciliation of income tax expense reported in the statement of operations (in thousands):

                                                                     2002              2001             2000
                                                                 -----------------------------------------------
  Income tax expense (benefit) at statutory rates.........       $     5,226      $       7,850     $     10,191
  State tax expense (benefit).............................               403                818              829
  Increase in operating loss and other carry-overs........                 -               (493)               -
  Change in valuation allowance...........................            (7,100)                 -           (3,875)
  Other...................................................               259                433              410
                                                                 -----------       ------------     ------------
      Tax expense (benefit)...............................       $    (1,212)      $      8,608     $      7,555
                                                                 ===========       ============     ============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences and carryforwards are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                        2002             2001
                                                                    -----------------------------
   Property and equipment, including intangible drilling costs..... $  (169,499)      $   (38,005)
   Goodwill impairment on divested properties......................      (2,382)                -
   Other...........................................................        (190)              (41)
                                                                    -----------------------------
          Total deferred tax liability.............................    (172,071)      $   (38,046)
                                                                    -----------------------------
   Allowance for doubtful accounts.................................        3,825            3,125
   Reserves........................................................            -               33
   Depletion carryforwards.........................................        1,080            1,003
   Derivative instruments..........................................       18,910             (995)
   Alternative minimum tax credit..................................          143               98
   Employee stock options..........................................            -            2,350
   Operating loss and other carryforwards..........................       45,464           38,034
   Other...........................................................           87                -
                                                                    -----------------------------
          Total deferred tax assets................................       69,509           43,648
                                                                    -----------------------------
   Valuation allowance.............................................            -           (7,100)
                                                                    -----------------------------
          Net Deferred Tax Liability............................... $   (102,562)     $    (1,498)
                                                                    ============      ===========

Magnum Hunter and our subsidiaries have net operating loss carryforwards of approximately $120,037,000 that expire, if unused, in years 2009 through 2022. Current tax laws and regulations relating to specified changes in ownership limit the utilization of our net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company, which has subsequently been either redeemed or converted to common stock. Approximately $51,413,000 of the net operating losses are subject to a limitation of $7,850,000 per year. We also have $9,512,000 of net operating losses subject to a limitation of $3,691,000 per year as a result of the merger with Prize Energy Corp. on March 15, 2002. In addition, we have depletion carryforwards of $2,851,000 with no expiration period. A valuation allowance reduces deferred taxes based on the criteria set forth in SFAS 109.

NOTE 7 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

Shares of preferred stock may be issued in such series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors. Of the 10,000,000 shares of $.001 par value preferred stock we are authorized to issue, 216,000 shares have been designated as Series A Preferred Stock,1,000,000 shares have been designated as 1996 Series A Convertible Preferred Stock and 50,000 shares have been designated as 1999 Series A 8% Convertible Preferred Stock. Thus, 8,734,000 preferred shares have been authorized for issuance but have not been issued nor have the rights of these preferred shares been designated. No dividends can be paid on the common stock until the dividend requirements of the preferred shares have been satisfied. The preferred shareholders are not entitled to vote except on those matters in which the consent of the holders of preferred stock is specifically required by Nevada law. If we were to liquidate prior to payment of the full dividend requirements on the preferred stock, the preferred stock would receive a liquidation preference from the liquidation proceeds. On liquidation, holders of all

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

series of the preferred stock would be entitled to receive the par value, $.001 per share, in preference to the common stock shareholders.

Dividend payments and preferential rights to Series A preferred shareholders are tied to wells that have been plugged and abandoned. The liquidation value of the Series A Preferred Stock is $216.

On December 23, 1996, we issued 1,000,000 shares of new Series A Preferred Stock, known as the 1996 Series A Convertible Preferred Stock, in a private placement, resulting in net proceeds after offering costs of $9,280,000. Dividends of $438,000 and $875,000 and were declared in 2000 and 1999, respectively. On June 30, 2000 the holders of the 1996 Series A Convertible Preferred Stock agreed to exchange the convertible preferred securities for 900,000 warrants to purchase restricted common shares of our stock at an exercise price of $5.25 per share with an expiration date of June 3, 2003 and payment of $10,000,000. The convertible preferred shares are currently listed as issued but held by Canvasback as of December 31, 2002.

On February 3, 1999, we sold 50,000 shares of our 1999 Series A 8% Convertible Preferred Stock for $50 million in a private placement. The preferred stock had a liquidation value of $50 million and was convertible into our common stock at $5.25 per share. Dividends on the preferred stock were payable in cash at the rate of 8% per annum and were cumulative. We used the net proceeds from the transaction, approximately $46.3 million, to repay senior bank debt. Dividends of $3,874,000 were declared in 2000; $169,000 of the dividends were paid in January 2001. On December 7, 2000, we redeemed 25,000 shares of the Preferred stock for a cash payment of $30,540,000, which included a redemption premium of $5,540,000. The redemption premium was included in dividends applicable to preferred stock in our consolidated statement of operations and comprehensive income in 2000.

WARRANTS

The following is a summary of warrant activity for the periods ended December 31, 2002, 2001 and 2000:

                                               2002                         2001                         2000
                                     ------------------------      ----------------------     -------------------------

                                                     WEIGHTED                    WEIGHTED                     WEIGHTED
                                                     AVERAGE                     AVERAGE                      AVERAGE
                                     NUMBER OF       EXERCISE      NUMBER OF     EXERCISE     NUMBER OF       EXERCISE
                                     WARRANTS        PRICE         WARRANTS      PRICE        WARRANTS        PRICE
                                     ----------      --------      ---------     --------      ----------     ---------
Outstanding - Beginning of Year.....    644,749      $   6.75        644,749     $   6.75      10,608,150     $    6.49

Issued.............................. 11,500,270         12.80              -            -         900,000          5.25

Exercised...........................       (578)         9.12              -            -      (9,413,136)         6.37

Redeemed............................          -             -              -            -      (1,429,265)         0.01

Expired............................. (4,271,235)            -              -            -         (21,000)            -

                                     ----------      --------      ---------     --------     -----------     ---------

Outstanding - End of Year...........  7,873,206      $  14.32        644,749     $   6.75         644,749     $    6.75
                                     ==========      ========      =========     ========     ===========     =========

The new warrants in 2000 were issued in connection with a redemption of 1996 Series A Convertible Preferred Stock.

On November 27, 2000, the Board of Directors allowed a total of 644,749 warrants held by certain key officers and

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

directors with an exercise price of $6.50 per share and an expiration date of June 30, 2000, to be exchanged for an equal number of new warrants with an exercise price of $6.75 per share expiring on December 31, 2003. The exercise price of the new warrants was fair market value on the date of the new grant.

On December 5, 2001, we announced that a distribution of one warrant for every five shares of common stock owned on January 10, 2002. 7,228,457 warrants were distributed on March 21, 2002. Each new warrant entitles the holder to purchase one share of common stock at $15. The warrants will expire three years from the date of distribution, unless extended by our board of directors.

We also converted outstanding Prize warrants into Magnum Hunter stock warrants pursuant to the merger (see Note 2). We distributed 4,271,813 of these warrants on March 15,2002, at a weighted average exercise price of $9.09. These warrants expired in June and November 2002.

COMMON STOCK

We have a Shareholder Rights Plan, under which the Rights initially represent the right to purchase one one-hundredth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per one one-hundredth of a share. The Rights become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of our common stock. Until they become exercisable, the Rights attach to and trade with our common stock. The Rights expire January 20, 2008.

In April 2000, we announced a stock repurchase program which allowed the company or our affiliates to repurchase up to an additional 5% of our outstanding common stock. During May 2000, Bluebird purchased 129,032 shares at a cost of approximately $500,000 under this program. On June 11, 2001, we terminated this program and announced a new program to allow for repurchase of an additional one million shares of our common stock. Under this program, Bluebird purchased 115,950 shares at cost of $1,015,000 during 2001. On October 2002, we announced a similar program to allow for an additional 3 million shares to be repurchased. Under these two programs, Bluebird, Canvasback and Magnum Hunter Production bought 2,726,200 shares at a cost of $18,493,421 during 2002. Approximately 1.2 million shares remain available for repurchase under our existing programs.

On December 22, 2000, we acquired a 5.5% net profits interest in the Panoma properties by issuing 356,966 shares of restricted common stock at a value of $3,480,418.

On March 15, 2002, we issued 34,062,963 shares at a value of $257,175,375 pursuant to our merger with Prize. See Note 2 for further discussion on the Prize merger.

We issued 656,392, 1,124,616 and 983,834 shares pursuant to employee stock option exercises for proceeds of $2,413,336, $4,865,000 and $3,627,354 during 2000, 2001 and 2002, respectively. Upon the exercise of warrants, we issued 9,140,408 and 578 shares for proceeds of $57,556,569 and $5,271 during 2000 and 2002, respectively. Of the shares issued for warrants in 2000, 177,272 shares were issued in a cashless exercise and 164,946 shares were issued for warrants exercised by our KSOP.

Our KSOP purchased 118,916 (excluding the 164,946 obtained by exercise of warrants), 105,450 and 532,400 shares at costs of $519,948, $890,095 and
$3,652,386 during 2000, 2001 and 2002, respectively. During the same periods, the KSOP released shares totaling 141,095, 346,084 and 243,806 to participants. During 2001 and 2002, we made new loans to the KSOP of $890,095 and $3,652,386, and the KSOP repaid loan amounts of $1,100,645 and $1,340,145, respectively. Additionally, we contributed 52,479 shares to our 401(K) plan in 2001. Of the 2002 repayments, $866,614 represented our contribution of 157,659 shares to the KSOP plan.

We issued 72,900 shares to the public in 2001 for net proceeds of $734,000.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 -- SUPPLEMENTAL CASH FLOW INFORMATION

During 2002, we contributed 157,659 shares valued at $866,614 to our KSOP plan. Interest paid on our outstanding indebtedness was $48,407,782. Tax paid in 2002 was $666,252. We also completed the Prize merger by issuing 34,062,963 shares of common stock valued at $257,175,375 and 4,271,813 warrants valued at $3,415,983.

During 2001, we contributed 52,479 shares valued at $151,000 to our 401(K) plan. In accordance with SFAS No. 115, we increased the carrying costs of our marketable investments by $507,000 ($466,000 after income tax expense). Interest paid on our outstanding indebtedness during 2001 was $19,037,000. Tax paid in 2001 was $716,000.

During 2000, we purchased oil and gas properties by issuing 356,966 restricted common shares valued at $3,480,418. In accordance with SFAS No. 115, we increased the carrying costs of our marketable investments by $2,006,986 ($1,246,840 after income tax expense). Interest paid on our outstanding indebtedness during 2000 was $21,661,000. We paid no taxes in 2000.

NOTE 9 -- ENVIRONMENTAL ISSUES

Being engaged in the oil and gas exploration and development business, we may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In our acquisition of existing or previously drilled well bores, we may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean-up or restoration, the liability to cure such a violation would most likely fall upon the company. In certain acquisitions, we have received contractual warranties that no such violations exist, while in other acquisitions, we have waived our rights to pursue a claim for such violations from the selling party. No claim has been made nor has a claim been asserted. We are not aware of the existence of any material liability relating to any environmental clean-up, restoration or the violation of any rules or regulations relating thereto.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

We have certain lease agreements for the use of office space, office equipment, and vehicles. The Las Colinas office space lease extends through November 2005 with an option to renew the lease for a three year term, and the Grapevine office lease extends through December 2005. The various office equipment leases extend until 2004. The various vehicle leases extend until 2012. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements:

        Year Ended December 31:
        2003...............................................   $    2,017,259
        2004...............................................        1,972,236
        2005...............................................        1,845,687
        2006...............................................          749,260
        2007...............................................          528,119
        Thereafter.........................................        1,340,405
                                                              --------------
             Total Minimum Payments Required...............   $    8,452,966
                                                              ==============

Rental expense was $1,481,727, $739,661 and $717,636, for 2002, 2001 and 2000,
respectively.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have provided trade guarantees on behalf of our 30% owned affiliate, NGTS, in the amount of $4.1 million. In the event that NGTS is unable to fulfill its obligations with certain vendors, we would be obligated for cash payments of $4.1 million to these vendors. We have not recorded this as a liability on our books at December 31, 2002 because we do not expect to have to perform under these guarantees. The last of these guarantees expires in May 2003, and we do not intend to issue any additional guarantees on behalf of NGTS. We have no other guarantees on behalf of any entities and do not intend to issue any.

NOTE 11 -- FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject Magnum Hunter to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. During the year ended December 31, 2002 we recorded $206 thousand in additional allowances for doubtful accounts. During the year ended December 31, 2001, we recorded an addition to the allowance for doubtful accounts of $3,214,000, including $3,156,000 related to Enron. We do not ordinarily require collateral, but in the case of receivables for joint operations, we often have the ability to offset amounts due against the participant's share of production from the related property. We believe the allowance for doubtful accounts at December 31, 2002 is adequate.

To the extent we receive the spread between the contract floor and the index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to our results of operations as a result of nonperformance by such parties.

Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 2002 and 2001, we provided a reserve for the carrying value of a note receivable of $1,620,000 and $1,620,000, respectively. After establishing this reserve, management believes those market values approximate carrying values at December 31, 2002 and 2001. The market values of equity investments are based upon quoted market prices (see Note 1). At December 31, 2002, the fair value of our debt was equal to its carrying value, except for the 9.6% and 10% Senior Notes. The fair value of the 10% Senior Notes was $133.4 million and the fair value of the 9.6% Notes was $318.8 million.

NOTE 12 -- COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

Crude Oil and Natural Gas Hedges

Periodically, we enter into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and gas prices. At December 31, 2002, we had open contracts with the following terms:

     Commodity           Type          Volume/Day         Duration              Wtd. Avg. Price
     -----------         ------        ------------       ---------------       ---------------
     Natural Gas         Swap          60,000 MMBTU       Jan 03 - Jun 03            $3.01
     Natural Gas         Swap          10,000 MMBTU       Jul 03 - Dec 03            $3.65
     Natural Gas         Collar        40,000 MMBTU       Jan 03 - Jun 03        $3.06 - $4.30
     Natural Gas         Collar        90,000 MMBTU       Jul 03 - Dec 03        $2.89 - $3.87
     Natural Gas         Collar        25,000 MMBTU       Jan 04 - Dec 04        $3.20 - $4.52
     Crude Oil           Swap          1,000 BBL          Jan 03 - Dec 03            $21.25
     Crude Oil           Collar        6,000 BBL          Jan 03 - Dec 03       $23.00 - $27.00

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2002, based on future market prices, the fair value of our open commodity derivative contracts were as follows (in thousands):

     Derivative Liabilities
     -------------------------------------------------------
     Natural gas collars....................................   $ 22,159
     Natural gas swaps......................................     17,905
     Crude oil collars......................................      2,879
     Crude oil swaps........................................      2,060
                                                               --------
     Total commodity derivative liabilities.................   $ 45,003
                                                               ========

In conjunction with the Prize merger in March 2002, we acquired ten natural gas derivative contracts for the periods April 2002 through December 2004. We also acquired seven crude oil derivative contracts for the periods March 2002 through December 2003. We recorded a hedge asset of $7.6 million to reflect the fair value of this contract at the merger date. In June 2002, we closed one of the derivative contracts procured in the Prize merger, realizing proceeds of $3.6 million, which were charged against hedge assets. Consequently, the net hedge balance of $4.0 million will be amortized as a charge to other non-cash hedging adjustments over the remaining life of the derivative contracts.

At December 31, 2002, we had four crude oil derivatives and thirteen natural gas derivatives which are categorized in the tables above. The fair value of these derivatives was $45.0 million, recognized as derivative liabilities. For the year ended December 31, 2002, the income statement includes a loss of $4.4 million related to crude oil derivatives and a gain of $1.2 million related to natural gas derivatives, including amounts reclassified out of other comprehensive income. The income statement also includes a non-cash hedging ineffectiveness loss of $557 thousand related to crude oil and natural gas derivatives and a non-cash loss of $6.1 million related to the amortization of hedge contract acquired in the Prize merger. The remaining amortization amounts relating to hedge contracts acquired in the Prize merger that will be reclassified into the income statement in 2003 and 2004 are a $1.3 million gain and a $0.8 million gain, respectively. It is estimated at this time that $25.4 million of other comprehensive income loss will be reclassified to the income statement during the next 12 months.

Net gains (losses) related to crude oil and natural gas derivative transactions for the years ended December 31, 2002, 2001 and 2000 were ($9.9 million), $4.6 million and (11.2 million), respectively.

Interest Rate Swaps

On August 9, 2001, we entered into two interest rate swaps in order to shift a portion of our variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps.

            Type                Notional Amount        Termination Date        Pay Rate          Receive Rate
     -----------------          ---------------        ----------------       -----------      ---------------
     Pay Fixed/Receive           $ 50,000,000             8/23/03            4.25% Fixed           3 month
          Variable                                                                                LIBOR rate
                                                                                               (currently 1.42%)

The rate we receive will be reset every three months to match exactly the rate we will pay on $50.0 million of our outstanding LIBOR-based bank debt.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our total fixed rate debt outstanding at December 31, 2002 was approximately $429.5 million. Based on future market rates at December 31, 2002, the fair value of open contracts was a liability of $1.1 million.

Net gains (losses) related to interest rate derivative transactions for the years ended December 31, 2002, 2001 and 2000 were $1.2 million, $744 thousand, and ($13 thousand), respectively.

NOTE 13 -- STOCK COMPENSATION PLANS

We have three stock compensation plans for our employees and directors, (i) the Magnum Hunter Resources 401(k) Employee Stock Ownership Plan, (the "KSOP"), (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan (the "1996 Option Plan"), and (iii) the Magnum Hunter Resources, Inc. 2002 Incentive Stock Option Plan (the "2002 Option Plan"). In addition, we have made non-incentive stock option grants in 2002, 2001 and 2000.

KSOP

We established an ESOP and a related trust in 1996 as a long-term benefit for our employees. On January 1, 2001, the ESOP was merged with the 401(k) plan to form the KSOP. Under terms of the KSOP, eligible participants may choose to make elective deferred contributions of not less than 1% or more than 15% of their annual compensation, limited in combination with the 401(k) plan to the maximum allowable per year by the Internal Revenue Code. Company contributions to the KSOP are made on a discretionary basis. It is also our intent to invest all employer contributions in our common stock. All employees who have reached the age of 21 and have one year of service, are eligible to participate in the plan. Shares purchased by the KSOP with loans from the company are released to participants as company contributions and participant salary deferrals are made and the related loans are repaid. We have no repurchase obligations with respect to released shares.

During 2000, we loaned the KSOP $1,592,098 to purchase 118,916 shares of our common stock on the open market at an average price of $4.37 per share and to exercise 164,946 warrants at a price of $6.50 per share. On December 8, 2000, we contributed $448,454 to the KSOP as a discretionary contribution under the Plan. The KSOP then repaid that portion of its outstanding loan and shares were allocated among the Plan participants.

During 2001, we loaned the KSOP $890,095 to purchase 105,450 shares of our common stock on the open market at an average price of $8.44 per share. During 2001, employees purchased 346,084 shares of the KSOP's unreleased shares at an average price of $3.18 per share through salary deferrals and transfers from the 401(k). Employee purchases totaled $1,100,651, which the KSOP used to repay that portion of its outstanding loan, and 346,084 shares were allocated among the Plan participants.

During 2002, we loaned the KSOP $3,652,386 to purchase 532,400 shares of our common stock on the open market at an average price of $6.86 per share. During 2002, employees purchased 86,147 shares of the KSOP's unreleased shares at an average price of $5.50 per share through salary deferrals. Employee purchases totaled $473,531 which the KSOP used to repay that portion of its outstanding loan, and 86,147 shares were allocated among the Plan participants. We contributed $866,614 to the KSOP in December 2002 as a discretionary contribution under the Plan. The KSOP then repaid that portion of its outstanding loan and 157,659 shares were allocated among participants.

The KSOP loan is interest-free and due December 31, 2004. The loan was secured by 757,246 shares and 468,652 shares of our common stock at December 31, 2002 and 2001, respectively.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The KSOP shares are summarized as follows:

                                                      December 31,

                                                   2002         2001

                                               -----------  -----------

      Allocated shares......................       796,731      573,416

      Unreleased shares.....................       757,246      468,652

                                               -----------  -----------

         Total ESOP shares..................     1,553,977    1,042,068

                                               ===========  ===========

      Fair value of unreleased shares.......   $ 4,081,556  $ 3,889,812

The ESOP expense for the years ending December 31, 2002, 2001 and 2000 was $997,115, $1,655,835 and $1,119,942, respectively.

STOCK OPTION PLANS

Incentive Stock Option Plan

We established this plan beginning April 1, 1996. It is governed by Section 422 of the Internal Revenue Code, and Section 16(b) of the Securities Exchange Act of 1934. This stock option plan covers 1,200,000 shares of our common stock. Eligibility is limited to employees and directors of Magnum Hunter and our subsidiaries. The actual selection of grantees is made by the Board of Directors. The term of the individual option grants, while at the discretion of the Board, was five years. All options granted in 1996 were fully vested and exercisable when granted. The exercise price was fair market value at the date of each grant.

Non-Incentive Stock Option Grants

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

During 2002, the Board granted 2,059,750 new stock options to employees at a weighted average price of $5.61 per share, of which 20% vested at the date of grant, with the balance vesting an additional 20% per year on the anniversary date, with a weighted average term of 9.9 years. The exercise price was the fair market value on the date of grant.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of stock option activity under the Option Plans:

                                                2002                       2001                       2000
                                      ------------------------   ------------------------   ------------------------
                                                     WEIGHTED                   WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE                    AVERAGE
                                                     EXERCISE                   EXERCISE                   EXERCISE
                                        SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding - Beginning of Year ...    5,217,584    $     6.22    4,702,400    $     4.97    3,866,092    $     3.57
Granted ...........................    2,059,750          5.61    1,655,500          8.48    1,536,000          7.89
Exercised .........................     (983,834)         3.71   (1,124,616)         4.33     (656,392)         3.67
Cancelled .........................     (248,700)         7.47      (15,700)         6.59      (43,300)         3.32
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding - End of Year .........    6,044,800    $     6.37    5,217,584    $     6.22    4,702,400    $     4.97
                                      ==========    ==========   ==========    ==========   ==========    ==========
Exercisable - End of Year .........    2,775,770    $     6.04    2,531,724    $     5.14    2,730,460    $     4.31
                                      ==========    ==========   ==========    ==========   ==========    ==========

The following is a summary of stock options outstanding at December 31, 2002:

                                                      WEIGHTED AVERAGE
                                NUMBER OF OPTIONS   REMAINING CONTRACTUAL        NUMBER OF
EXERCISE PRICE                     OUTSTANDING          LIFE (YEARS)        EXERCISABLE OPTIONS
----------------------------    -----------------   ---------------------   -------------------
$  2.50.....................              972,950                    1.93               812,720
   3.75.....................               22,500                    1.43                22,500
   5.01.....................               70,000                    9.74                14,000
   5.20.....................               15,000                    9.58                 3,000
   5.23.....................                6,500                    9.75                 1,300
   5.25.....................               45,000                    0.53                45,000
   5.36.....................               50,000                    9.72                10,000
   5.38.....................            1,688,750                    9.69               337,750
   5.82.....................                3,000                    9.66                   600
   6.625....................               16,000                    2.56                 9,600
   6.6875...................                2,400                    2.58                 1,800
   7.51.....................               20,000                    9.30                 4,000
   7.55.....................              163,500                    9.21                32,700
   7.57.....................               15,000                    9.42                 3,000
   7.87.....................                5,000                    9.22                 1,000
   7.9375...................            1,451,200                    7.94               873,600
   8.44.....................            1,433,000                    8.95               573,200
   8.50.....................               20,000                    8.67                 8,000
   9.3125...................               20,000                    2.97                12,000
   11.08....................               20,000                    7.25                 8,000
   12.00....................                5,000                    3.05                 2,000
                                -----------------   ---------------------   -------------------
                                        6,044,800                    6.47             2,775,770
                                =================   =====================   ===================

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We adopted the disclosures only portion of SFAS No. 123 as it continues to follow the provisions of APB No. 25, which is the intrinsic value method of accounting for stock-based compensation. See Note 1 for disclosure of pro forma earnings assuming adoption of SFAS No. 123.

NOTE 14 -- EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

Mr. Gary C. Evans, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk and Mr. Charles R. Erwin each have employment agreements with the company. Mr. Evans' agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum unless increased by the Board. Mr. Evans' salary for the year 2003 is $405,000. Mr. Frazier's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2003 is $250,000. Mr. Tong's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $190,000 per annum unless increased by the Board. Mr. Tong's salary for the year 2003 is $190,000. Mr. Cronk's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $167,500 per annum unless increased by the Board. Mr. Cronk's salary for the year 2003 is $167,500. Mr. Erwin's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $185,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2003 is $185,000. All of the agreements provide that the same benefits supplied to other company employees shall be available to these employees. The employment agreements also contain, among other things, covenants by these employees that in the event of termination, he will not compete with the company in certain geographical areas or hire any employees of the company for a period of two years after cessation of employment.

In addition, all of the agreements contain a provision that upon a change-in-control of the company and the employee's position is terminated or the employee leaves for "good cause", the employee is entitled to receive, immediately in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee's current base salary and bonus plus any other compensation received by him in the last fiscal year. In the case of Mr. Tong, Mr. Cronk and Mr. Erwin, the employee shall receive two times the employee's base salary plus bonus and any other compensation received by him in the last fiscal year. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change-in-control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. We also have key man life insurance on Mr. Evans in the amount of $12,000,000.

NOTE 15 - SEGMENT DATA

We have three reportable segments. The Exploration and Production segment is engaged in exploratory drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the three gathering systems and four natural gas liquids processing plants in two geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, was due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. We evaluate performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment data for the three years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                              Gas Gathering,
                                              Exploration &     Marketing &    Oil Field
                 2002:                          Production      Processing     Services     All Other   Elimination  Consolidated
--------------------------------------------- --------------  --------------  -----------  -----------  -----------  ------------
Revenue from external customers ............. $      240,963  $       20,809  $     4,097  $         -  $         -  $    265,869
Intersegment revenues .......................          1,647          14,052       14,128                   (29,827)            -

Depreciation, depletion, amortization and
impairment ..................................         82,950           2,066          507          945            -        86,468

Segment profit (loss) .......................         78,288           3,643        1,115      (14,177)                    68,869

Equity earnings of affiliates ...............                                                      792                        792
Interest expense ............................                                                  (47,935)                   (47,935)
Provision for non-cash impairment of
investments .................................                                                     (621)                      (621)

Other income (loss) .........................                                                   (6,174)                    (6,174)
                                                                                                                     ------------
Income before income taxes ..................                                                                        $     14,931
Deferred income tax benefit .................                                                    1,212                      1,212

Extraordinary loss ..........................                                                     (621)                      (621)
                                                                                                                     ------------
Net income ..................................                                                                        $     15,522
                                                                                                                     ============
Capital expenditures (net of asset sales) ... $      643,683  $       21,309  $       843  $     2,153               $    667,988

                                                              Gas Gathering,
                                              Exploration &     Marketing &    Oil Field
                   2001:                        Production      Processing     Services     All Other   Elimination  Consolidated
--------------------------------------------- --------------  --------------  -----------  -----------  -----------  ------------
Revenue from external customers ............. $      133,083  $       17,895  $     1,828  $         -  $         -  $    152,806
Intersegment revenues .......................              -          19,253        6,233            -      (25,486)            -
Depreciation, depletion, amortization and
impairment...................................         42,703             883          394           19                     43,999
Segment profit (loss) .......................         56,998             725       (2,851)      (6,821)                    48,051
Equity earnings (losses) of affiliates ......                                                    1,085                      1,085
Interest expense ............................                                                  (19,920)                   (19,920)
Provision for non-cash impairment of
investments .................................                                                   (7,123)                    (7,123)
                                                                                                                     ------------
Other income ................................                                                      335                        335

Income before income taxes ..................                                                                        $     22,428
Current income tax provision ................                                                     (178)                      (178)
Deferred income tax provision ...............                                                   (8,430)                    (8,430)
Extraordinary loss ..........................                                                     (304)                      (304)
                                                                                                                     ------------
Net income ..................................                                                                        $     13,516
                                                                                                                     ============
Capital expenditures (net of asset sales) ... $      202,063  $           61  $       326  $       855               $    203,305

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                              Gas Gathering,
                                               Exploration &     Marketing &    Oil Field
                  2000:                          Production      Processing     Services     All Other   Elimination  Consolidated
---------------------------------------------  --------------  --------------  -----------  -----------  -----------  ------------
Revenue from external customers .............  $      106,052  $       20,010  $     1,448  $         -  $         -  $    127,510
Intersegment revenues .......................               -          20,218        6,128                   (26,346)            -

Depreciation, depletion, amortization and
impairment...................................          24,350             876          304           26                     25,556
Segment profit (loss) .......................          52,743           3,422       (1,274)      (4,562)                    50,329
Equity earnings (losses) of affiliates ......                                                     1,307                      1,307
Interest expense ............................                                                   (22,298)                   (22,298)
Other income ................................                                                       477                        477
                                                                                                                      ------------
Income before income taxes ..................                                                                         $     29,815
Current income tax provision ................                                                      (234)                      (234)
Deferred income tax provision ...............                                                    (7,321)                    (7,321)
Net income ..................................                                                                         $     22,260
                                                                                                                      ============
Capital expenditures (net of asset sales) ...  $       20,279  $          119  $       495  $         -               $     20,893

                                                               Gas Gathering,
                                               Exploration &     Marketing &    Oil Field
                                                Production       Processing     Services    All Other   Elimination   Consolidated
                                               --------------  --------------  -----------  -----------  -----------  ------------
As of December 31, 2002
-----------------------
Segment assets ..............................  $    1,043,531  $       31,147  $    26,794  $    68,307               $  1,169,779
Equity subsidiary investments ...............                                                     6,722                      6,722

As of December 31, 2001
-----------------------
Segment assets ..............................  $      423,018  $       15,884  $     8,675  $     6,808               $    454,385
Equity subsidiary investments ...............                                                     5,022        -             5,022

NOTE 16 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The company and its subsidiaries, except Canvasback and certain inconsequential subsidiaries, are direct Guarantors of our 10% Senior Notes and 9.6% Senior Notes, and have fully and unconditionally guaranteed the Notes on a joint and several basis. In addition to not being a guarantor of our 10% Senior Notes and 9.6% Senior Notes, Canvasback cannot be included in determining compliance with certain financial covenants under our credit agreements. Management has determined that separate financial statements relating to the Guarantors are not material to investors. Condensed consolidating balance sheets for Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 2002 and 2001 and condensed consolidating statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

            MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES CONDENSED
                          CONSOLIDATING BALANCE SHEETS

                                                 December 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                   Magnum Hunter        Canvasback                      Magnum Hunter
                                                  Resources, Inc.       Energy, Inc.                   Resources, Inc.
Amounts in Thousands                            And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
ASSETS
Current assets...............................   $          110,584   $          4,036   $    (16,524)  $        98,096
Property and equipment
 (using full cost accounting)................              994,766              6,843              -         1,001,609
Investment in subsidiaries
 (equity method).............................               15,598                  -        (15,598)                -
Investment in Parent.........................                    -             39,563        (39,563)                -
Other assets.................................               69,345                729              -            70,074
                                                ------------------   ----------------   ------------   ---------------
   Total Assets..............................   $        1,190,293   $         51,171   $    (71,685)  $     1,169,779
                                                ==================   ================   ============   ===============
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities..........................   $          129,092   $         16,551   $    (16,524)  $       129,119
Long-term liabilities........................              681,809             19,189        (10,534)          690,464
Shareholders' equity.........................              379,392             15,431        (44,627)          350,196
                                                ------------------   ----------------   ------------   ---------------
   Total Liabilities and Stockholders' Equity   $        1,190,293   $         51,171   $    (71,685)  $     1,169,779
                                                ==================   ================   ============   ===============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

            MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES CONDENSED
                          CONSOLIDATING BALANCE SHEETS

                                                   DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------
                                                  Magnum Hunter          Bluebird                       Magnum Hunter
                                                  Resources, Inc.      Energy, Inc.                    Resources, Inc.
Amounts in Thousands                            And Guarantor Subs   (Non Guarantor)    Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
ASSETS
Current assets...............................   $           21,196   $          3,910   $          -   $        25,106
Property and equipment
 (using full cost accounting)................              412,720              7,117              -           419,837
Investment in subsidiaries
 (equity method).............................               14,963                  -        (14,963)                -
Investment in Parent.........................                    -             15,750        (15,750)                -
Other assets.................................                9,442                  -              -             9,442
                                                ------------------   ----------------   ------------   ---------------
   Total Assets..............................   $          458,321   $         26,777   $    (30,713)  $       454,385
                                                ==================   ================   ============   ===============
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities..........................   $           48,561   $            152   $           -  $        48,713
Long-term liabilities........................              280,736             11,662         (4,700)          287,698
Shareholders' equity.........................              129,024             14,963        (26,013)          117,974
                                                ------------------   ----------------   ------------   ---------------
   Total Liabilities and Stockholders' Equity   $          458,321   $         26,777   $    (30,713)  $       454,385
                                                ==================   ================   ============   ===============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

            MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                Year Ended December 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                   Magnum Hunter         Canvasback                     Magnum Hunter
                                                  Resources, Inc.       Energy, Inc.                   Resources, Inc.
Amounts in Thousands                            And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
Revenues.....................................   $          264,152   $          1,717   $          -   $       265,869
Expenses.....................................              249,974                964              -           250,938
                                                ------------------   ----------------   ------------------------------
Income (loss) before.........................               14,178                753              -            14,931
 Equity in net earnings of subsidiaries......                  468                  -           (468)                -
                                                ------------------   ----------------   ------------------------------

Income (loss) before income taxes............               14,646                753           (468)           14,931
Income tax provision.........................                1,497               (285)             -             1,212
                                                ------------------   ----------------   ------------------------------

Income before extraordinary loss.............               16,143                468           (468)           16,143
Extraordinary Loss...........................                 (621)                 -              -              (621)
                                                ------------------   ----------------   ------------------------------

 Net Income (Loss)...........................   $           15,522   $            468   $       (468)  $        15,522
                                                ==================   ================   ============   ===============

                                                Year Ended December 31, 2001
----------------------------------------------------------------------------------------------------------------------
                                                  Magnum Hunter         Bluebird                       Magnum Hunter
                                                 Resources, Inc.       Energy, Inc.                    Resources, Inc.
Amounts in Thousands                            And Guarantor Subs   (Non Guarantor)    Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
Revenues.....................................   $          128,572   $         24,445   $       (211)  $       152,806
Expenses.....................................              118,265             12,324           (211)          130,378
                                                ------------------   ----------------   ------------------------------
Income (loss) before.........................               10,307             12,121              -            22,428
 Equity in net earnings of subsidiaries......                7,530                  -         (7,530)                -
                                                ------------------   ----------------   ------------------------------

Income (loss) before income taxes............               17,837             12,121         (7,530)           22,428
Income tax provision.........................               (4,017)            (4,591)             -            (8,608)
                                                ------------------   ----------------   ------------   ---------------

 Net Income (Loss)...........................   $           13,820   $          7,530   $     (7,530)  $        13,820
                                                ==================   ================   ============   ===============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                Year Ended December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                  Magnum Hunter           Bluebird                      Magnum Hunter
                                                 Resources, Inc.        Energy, Inc.                   Resources, Inc.
Amounts in Thousands                            And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
Revenues.....................................   $           83,048   $         44,772   $       (310)  $       127,510
Expenses.....................................               72,375             25,250             70            97,695
                                                ------------------   ----------------   ------------   ---------------
Income (loss) before                                        10,673             19,522           (380)           29,815
 Equity in net earnings of subsidiaries......               12,272                  -        (12,272)                -
                                                ------------------   ----------------   ------------   ---------------

Income (loss) before income taxes............               22,945             19,522        (12,652)           29,815
Income tax provision.........................                 (305)            (7,250)             -            (7,555)
                                                ------------------   ----------------   ------------   ---------------

 Net Income (Loss)...........................   $           22,640   $         12,272   $    (12,652)  $        22,260
                                                ==================   ================   ============   ===============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

            MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                                                Year Ended December 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                  Magnum Hunter          Canvasback                     Magnum Hunter
                                                 Resources, Inc.        Energy, Inc.                   Resources, Inc.
Amounts in Thousands                            And Guarantor Subs    (Non Guarantor)   Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
Cash flow from operating activities..........   $           63,522   $         19,881   $          -   $        83,403
Cash flow used by investing activities.......              (85,398)            (4,022)             -           (89,420)
Cash flow used by financing activities.......               23,686            (16,673)          (682)            6,331
                                                ------------------   ----------------   ------------   ---------------
Net increase (decrease) in cash..............                1,810               (814)          (682)              314
Cash at beginning of period..................                  730              2,025              -             2,755
                                                ------------------   ----------------   ------------   ---------------

Cash at end of period........................   $            2,540   $          1,211   $       (682)  $         3,069
                                                ==================   ================   ============   ===============

                                                Year Ended December 31, 2001
----------------------------------------------------------------------------------------------------------------------
                                                   Magnum Hunter         Bluebird                       Magnum Hunter
                                                  Resources, Inc.      Energy, Inc.                    Resources, Inc.
Amounts in Thousands                            And Guarantor Subs   (Non Guarantor)    Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
Cash flow from operating activities..........   $           89,712   $         14,362   $          -   $       104,074
Cash flow used by investing activities.......            (225,745)             40,334        (18,578)         (203,989)
Cash flow used by financing activities.......              138,574            (54,491)        18,578            102,661
                                                ------------------   ----------------   ------------   ---------------
Net increase (decrease) in cash..............                2,541                205              -             2,746
Cash at beginning of period..................               (1,811)             1,820              -                 9
                                                ------------------   ----------------   ------------   ---------------

Cash at end of period........................   $              730   $          2,025   $          -   $         2,755
                                                ==================   ================   ============   ===============

                                                Year Ended December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                   Magnum Hunter         Bluebird                       Magnum Hunter
                                                  Resources, Inc.      Energy, Inc.                    Resources, Inc.
Amounts in Thousands                            And Guarantor Subs   (Non Guarantor)    Eliminations    Consolidated
---------------------------------------------   ------------------   ----------------   ------------   ---------------
Cash flow from operating activities..........   $           21,909   $         27,557   $          -   $        49,466
Cash flow used by investing activities.......              (13,501)            (6,507)             -           (20,008)
Cash flow used by financing activities.......               (9,964)           (21,375)           325           (31,014)
                                                ------------------   ----------------   ------------   ---------------
Net increase (decrease) in cash..............               (1,556)              (325)           325            (1,556)
Cash at beginning of period..................                1,565              2,145         (2,145)            1,565
                                                ------------------   ----------------   ------------   ---------------
Cash at end of period........................   $                9   $          1,820   $     (1,820)  $             9
                                                ==================   ================   ============   ===============

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

Estimates of petroleum reserves have been made by independent engineers and company employees. These estimates include reserves in which we hold an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in Proved Reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods. The revisions of previous estimates of our proved oil and gas reserves were primarily due to changes in commodity prices at December 31, 2000, 2001 and 2002 that impacted whether such reserves were economically recoverable. The impact of price changes disproportionately affects our long life reserves because of the more gradual decline curve of the applicable production.

Estimated quantities of proved oil and gas reserves were as follows:

                                                                             GAS
                                                                OIL       (THOUSAND
                                                             (BARRELS)    CUBIC FEET)
                                                             ----------   -----------
          DECEMBER 31, 2000
             Proved Reserves............................     22,303,000   233,208,000
             Proved Developed Reserves..................     13,923,000   179,697,000
          DECEMBER 31, 2001
             Proved Reserves............................     21,601,000   248,480,000
             Proved Developed Reserves..................     12,960,000   188,413,000
          DECEMBER 31, 2002
             Proved Reserves............................     63,082,000   458,644,000
             Proved Developed Reserves..................     48,512,000   362,325,000

The changes in proved reserves for the years ended December 31, 2000, 2001 and 2002 were as follows:

                                                                               GAS
                                                                OIL         (THOUSAND
                                                             (BARRELS)     CUBIC FEET)
                                                            -----------    -----------
          Reserves at December 31, 1999.................     25,534,000    230,000,000
          Purchase of minerals-in-place.................          1,000      2,203,000
          Sale of minerals-in-place.....................     (3,095,000)   (21,966,000)
          Extensions and discoveries....................      1,777,000     35,009,000
          Production....................................     (1,298,000)   (19,579,000)
          Revisions of estimates........................       (616,000)     7,541,000
                                                            -----------    -----------
          Reserves at December 31, 2000.................     22,303,000    233,208,000
                                                            ===========    ===========
          Purchase of minerals-in-place.................      1,794,000     25,349,000
          Sale of minerals-in-place.....................        (67,000)      (577,000)
          Extensions and discoveries....................      1,178,000     27,088,000
          Production....................................     (1,410,000)   (24,864,000)
          Revisions of estimates........................     (2,197,000)   (11,724,000)
                                                            -----------    -----------

                                                                               GAS
                                                               OIL          (THOUSAND
                                                             (BARRELS)      CUBIC FEET)
                                                            -----------     -----------
          Reserves at December 31, 2001.................     21,601,000     248,480,000
                                                            ===========     ===========
          Purchase of minerals-in-place.................     45,650,000     275,873,000
          Sale of minerals-in-place.....................     (4,621,000)    (75,034,000)
          Extensions and discoveries....................      2,986,000      53,939,000
          Production....................................     (4,050,000)    (46,487,000)
          Revisions of estimates........................      1,516,000       1,873,000
                                                            -----------     -----------
          Reserves at December 31, 2002.................     63,082,000     458,644,000
                                                            ===========     ===========

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 2002, 2001 and 2000 were as follows:

                                                2002               2001               2000
                                           -----------------------------------------------------
Unproved oil and gas properties ........   $   165,676,000    $    18,653,000    $     5,534,000
Proved properties ......................     1,053,426,000        556,766,000        367,822,000
                                           ---------------    ---------------    ---------------
Gross Capitalized Costs ................     1,219,102,000        575,419,000        373,356,000
Accumulated depreciation, depletion,
 amortization and impairment
                                              (250,515,000)      (167,487,000)      (124,720,000)
                                           ---------------    ---------------    ---------------
         Net Capitalized Costs .........       $968,587,00    $   407,932,000    $   248,636,000
                                           ===============    ===============    ===============

Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                2002               2001               2000
                                           -----------------------------------------------------
Property acquisition costs
   Proved properties ...................   $   460,908,000    $    36,069,000    $     7,806,000
   Unproved properties .................       147,024,000         12,226,000          1,080,000
Exploration costs ......................        34,310,000         37,711,000         32,521,000
Development costs ......................        91,521,000        117,107,000         22,234,000
                                           ---------------    ---------------    ---------------
         Total Costs Incurred ..........   $   733,763,000    $   203,113,000    $    63,641,000
                                           ===============    ===============    ===============

Results of operations from oil and gas producing activities for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                2002               2001               2000
                                           ---------------    ---------------    ---------------
Oil and gas production revenue .........   $   240,964,000    $   133,083,000    $   106,052,000
Production costs .......................       (79,726,000)       (33,382,000)       (28,959,000)
Depreciation, depletion, amortization
 and impairment ........................       (83,028,000)       (42,703,000)       (24,350,000)
Income taxes ...........................       (27,374,000)       (19,949,000)       (18,460,000)
                                           ---------------    ---------------    ---------------
Results of Operations for Producing
 Activities ............................   $    50,836,000    $    37,049,000    $    34,283,000
                                           ===============    ===============    ===============

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2002, 2001 and 2000 were as follows:

                                                           2002                    2001                 2000
                                                     --------------------------------------------------------------
Future cash inflows ..............................   $    3,728,575,000    $      998,101,000    $    2,685,776,000
Future development costs .........................         (178,961,000)          (94,950,000)          (84,158,000)
Future production costs ..........................       (1,159,303,000)         (367,526,000)         (559,596,000)
                                                     ------------------    ------------------    ------------------
Future net cash flows, before income tax .........        2,390,311,000           535,625,000         2,042,022,000
Future income taxes ..............................         (619,850,000)          (28,299,000)         (607,407,000)
                                                     ------------------    ------------------   ------------------
Future Net Cash Flows ............................        1,770,461,000           507,326,000         1,434,615,000
10% annual discount ..............................         (800,652,000)         (201,633,000)         (629,692,000)
                                                     ------------------    ------------------   ------------------
Standardized Measure of Discounted
 Future Net Cash Flows (a) .......................   $      969,809,000    $      305,693,000    $      804,923,000
                                                     ==================    ==================    ==================

The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                            2002                  2001                  2000
                                                     --------------------------------------------------------------
Purchases of minerals-in-place ...................   $      737,736,000    $       35,257,000    $       16,040,000
Sales of minerals-in-place .......................          (85,460,000)           (2,614,000)          (33,981,000)
Extensions, discoveries and improved
 recovery, less related costs ....................          167,334,000            33,623,000           208,966,000
Sales of oil and gas produced,
 net of production costs .........................         (161,238,000)          (99,701,000)          (77,093,000)
Development costs incurred during the period .....           91,521,000           117,107,000            22,231,000
Revision of prior estimates:
   Net change in prices and costs ................          154,738,000          (858,125,000)          552,634,000
   Change in quantity estimates ..................           18,007,000           (88,279,000)            1,524,000
Accretion of discount ............................           30,569,000            80,492,000            31,562,000
Net change in income taxes .......................         (289,091,000)          283,010,000          (232,576,000)
                                                     ------------------    ------------------    ------------------
         Net Change ..............................   $      664,116,000    $     (499,230,000)   $      489,307,000
                                                     ==================    ==================    ==================

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

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect our expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth the directors, executive officers and other significant employees, their ages, and all offices and positions within the company. Our Bylaws divide the Board of Directors into three (3) classes of directors serving staggered three-year terms, with one class to be elected at each annual meeting.

 NAME                             AGE    TITLE
--------------------------------  ---    --------------------------------------------------------------------
Gary C. Evans...................  45     Chairman, President and Chief Executive Officer
Richard R. Frazier..............  56     Executive Vice President and Chief Operating Officer
Chris Tong......................  46     Senior Vice President and Chief Financial Officer
R. Douglas Cronk................  56     Senior Vice President of Operations of Magnum Hunter Production,
                                         Inc. and Gruy
Charles R. Erwin................  56     Senior Vice President of Exploration of Magnum Hunter Production,
                                         Inc. and Gruy
M. Bradley Davis................  43     Senior Vice President - Capital Markets & Corporate Development
Morgan F. Johnston..............  42     Senior Vice President, General Counsel and Secretary
David S. Krueger................  53     Vice President and Chief Accounting Officer
Gregory L. Jessup...............  49     Vice President Land - Offshore of Magnum Hunter Production, Inc. and
                                         Gruy
Richard S. Farrell..............  45     Vice President Land - Onshore of Magnum Hunter Production, Inc. and
                                         Gruy
David M. Keglovits..............  51     Vice President and Controller
Earl Krieg, Jr. ................  49     Vice President of Engineering of Magnum Hunter Production, Inc. and
                                         Gruy
Howard M. Tate..................  35     Vice President of Finance
Gerald W. Bolfing...............  74     Director
Jerry Box.......................  64     Director
James R. Latimer, III...........  57     Director
Matthew C. Lutz.................  68     Director
John H. Trescot, Jr.............  78     Director
James E. Upfield................  82     Director

Gary C. Evans has served as President, Chief Executive Officer and a director of Magnum Hunter Resources, Inc. since December 1995 and Chairman and Chief Executive Officer of all of the Magnum Hunter subsidiaries since their formation or acquisition. In 1985, Mr. Evans formed the predecessor company, Hunter Resources, Inc., that was merged into and formed Magnum Hunter some ten years later. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Novavax, Inc., a NASDAQ listed pharmaceutical company. He additionally serves on the board of three private Texas-based companies that Magnum Hunter owns various minority interests in, including (i) Swanson Consulting Services, Inc., a geological consulting firm; (ii) NGTS, LLC, a natural gas marketing company and (iii) Metrix Networks, Inc., a company that provides web-enabled automation to the oil and natural gas industry. He also serves as a Trustee of TEL Offshore Trust, a NASDAQ listed oil and gas trust of which Magnum Hunter owns an approximate 38% interest.

OFFICERS

Richard R. Frazier has served as Executive Vice President and Chief Operating Officer of Magnum Hunter since January 1, 2003. He also has served as President and Chief Operating Officer of Magnum Hunter Production, Inc. and Gruy since January 1994. From 1977 to 1993, Mr. Frazier was employed by Edisto Resources Corporation in Dallas, serving as Executive Vice President Exploration and Production from 1983 to 1993, where he had overall responsibility for its property acquisition, exploration, drilling, production, gas marketing and engineering functions. From 1972 to 1976, Mr. Frazier served as District Production Superintendent and Petroleum Engineer with HNG Oil Company (now Enron Oil & Gas Company) in Midland, Texas. Mr. Frazier's initial employment, from 1968 to 1971, was with Amerada Hess Corporation as a petroleum engineer involved in numerous projects in Oklahoma and Texas. Mr. Frazier graduated in 1970 from the University of Tulsa with a Bachelor of Science Degree in Petroleum Engineering. He is a registered Professional Engineer in Texas and a member of the Society of Petroleum Engineers and many other professional organizations.

Chris Tong has served as Senior Vice President and Chief Financial Officer since August 1997. Previously, Mr. Tong was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which were wholly-owned subsidiaries of Tejas Gas Corporation. In January 1998, Tejas Gas Corporation was acquired by Shell Oil. Mr. Tong held these positions since August 1996, and served in other treasury positions with Tejas beginning August 1989. He was also responsible for managing Tejas' property and liability insurance. From 1980 to 1989, Mr. Tong served in various energy lending capacities with Canadian Imperial Bank of Commerce, Post Oak Bank, and Bankers Trust Company in Houston, Texas. Prior to his banking career, Mr. Tong also served over a year with Superior Oil Company as a Reservoir Engineering Assistant. He additionally serves on the board of two private Texas-based companies that Magnum Hunter owns various minority interests in, including (i) NGTS, LLC, a natural gas marketing company and (ii) Metrix Networks, Inc., a company that provides web-enabled automation to the oil and natural gas industry. Mr. Tong is a summa cum laude graduate of the University of Southwestern Louisiana with a Bachelor of Arts degree in Economics and a minor in Mathematics.

R. Douglas Cronk has served as Senior Vice President of Operations for Magnum Hunter Production, Inc. and Gruy since December 1998. He served as Vice President of Operations for the two companies since May 1996 at which time the company acquired from Mr. Cronk, Rampart Petroleum, Inc., based in Abilene, Texas. Rampart had been an active operating and exploration company in the north central and west Texas region since 1983. Prior to the formation of Rampart, Mr. Cronk was an independent oil and gas consultant in Houston, Texas for approximately two years. From 1974 to 1981, Mr. Cronk held various positions with subsidiaries of Deutsch Corporation of Tulsa, Oklahoma, including Southland Drilling and Production where he became Vice President of Drilling and Production. Mr. Cronk is a Chemical Engineer graduate from the University of Tulsa.

Charles R. Erwin has served as Senior Vice President of Exploration for Magnum Hunter Production, Inc. and Gruy Petroleum Management Co. since July 2000. He became Vice President of Exploration for Magnum Hunter Production, Inc. and Gruy Petroleum Management Co. in January 2000. Mr. Erwin initially served as Manager of Exploration for Gruy Petroleum Management Co. beginning May of 1999. Mr. Erwin received a Masters in Geology from the University of Wisconsin - Milwaukee. He has 27 years experience in the oil and gas industry. Prior to Gruy Petroleum Management Co., Mr. Erwin worked for Enserch Exploration for 22 years, holding various positions including Exploration Manager - East Texas, Exploration Manager - Texas and Louisiana Gulf Coast and Director Exploration Offshore and International.

M. Bradley Davis has served as Senior Vice President - Capital Markets & Corporate Development since September 2002. Mr. Davis has 21 years of experience and direct involvement in all facets of the energy industry, including nine years as a Senior Equity Research Analyst, specializing in the small-to-mid capitalization independent exploration and production sector. Previously, Mr. Davis was Senior Vice President and Senior Energy Analyst for SWS Securities (formerly Southwest Securities), a Dallas, Texas based full-service investment banking firm. Mr. Davis also has been affiliated as a Senior Energy Analyst with CIBC World Markets, BT. Alex Brown, Williams MacKay Jordan and Fitch Investors Service. Mr. Davis' professional background also includes ten years as an energy corporate finance specialist with The Bank of New York and Texas Commerce Bancshares. Mr. Davis began his career in the management training program of an internationally focused offshore drilling contractor. A native of Odessa, Texas, Mr. Davis received his Bachelor of Arts degree from Baylor University in 1981, majoring in Business Administration and Political Science (International Relations).

Morgan F. Johnston has served as Senior Vice President, General Counsel and Secretary since January 1, 2003. He previously served as the Company's Vice President and General Counsel since April 1997. He also served as the Company's Secretary since May 1, 1996. Mr. Johnston was in private practice as a sole practitioner from May 1, 1996 to April 1, 1997, specializing in corporate and securities law. From February 1994 to May 1996, Mr. Johnston served as general counsel for Millennia, Inc. and Digital Communications Technology Corporation, two American Stock Exchange listed companies. He also previously served as securities counsel for Motel 6 L.P., a New York Stock Exchange listed company. Mr. Johnston graduated cum laude from Texas Tech Law School in May 1986 and was also a member of the Texas Tech Law Review. He is licensed to practice law in the State of Texas. He is a member of the American Society of Corporate Secretaries and a member of the Texas General Counsel Forum.

David S. Krueger has served as Vice President and Chief Accounting Officer of the Company since January 1997. Mr. Krueger acted as Vice President-Finance of Cimarron Gas Holding Co., a gas processing and natural gas liquids marketing company in Tulsa, Oklahoma, from April 1992 until January 1997. He served as Vice President/Controller of American Central Gas Companies, Inc., a gas gathering, processing and marketing company from May 1988 until April 1992. From 1974 to 1986, Mr. Krueger served in various managerial capacities for Southland Energy Corporation. From 1971 to 1973, Mr. Krueger was a staff accountant with Arthur Andersen LLP. Mr. Krueger, a certified public accountant, graduated from the University of Arkansas with a B.S./B.A. degree in Business Administration and earned his M.B.A. from the University of Tulsa.

Gregory L. Jessup has been Vice President Land - Offshore for Magnum Hunter Production, Inc., a wholly-owned subsidiary of the Company and Gruy since April 17, 1998. Mr. Jessup joined the Company as Land Manager on May 1, 1997. From 1982 until joining the company, Mr. Jessup served as Land Manager of Ken Petroleum Corporation of Dallas, managing its Land and Regulatory Department as well as managing its crude oil marketing business. During his tenure as Land Manager, Mr. Jessup has been actively involved in all phases of land operations, including negotiations, acquisitions, and administration. Mr. Jessup holds a Bachelor of Business Administration degree in Management from Texas Tech University and is a Certified Professional Landman.

Richard S. Farrell serves as Vice President Land - Onshore for Magnum Hunter Production, Inc., a wholly-owned subsidiary of the company, and Gruy since March 2002. Mr. Farrell oversees a staff responsible for all of the corporation's onshore land, A & D, administrative and some litigation functions. Prior to Magnum Hunter, Mr. Farrell served as Land Manager, then Vice President - Land for Prize Energy Resources Corp. from July 1999 until March 2000. From 1996 until joining Prize Energy Resources Corp., he was the Sr. Division Landman and Team Leader for the South Texas Business Unit of Pioneer Natural Resources USA, Inc. Prior to that time, he held various land related positions in both large and small oil companies, including Vice President - Land for Rancho Resources Corporation (an independent oil and gas exploration company) and as Executive Vice President for its parent company, Solaris Energy Corporation. Mr. Farrell earned his Bachelor's Degree in marketing from the University of Richmond, where he also was honored with designation into Who's Who in American College Students.

David M. Keglovits has served as Vice President and Controller of the Company and its subsidiaries since 1999. Prior to 1999, Mr. Keglovits served as Vice President and Controller of Gruy. Mr. Keglovits joined Gruy in March 1977 as an accountant before holding the positions of Assistant Controller and Controller. From December 1974 to December 1976, Mr. Keglovits was employed by Bell Helicopter International in its financial management office in Tehran, Iran. Mr. Keglovits was graduated with honors from the University of Texas at Austin with a B.B.A. in Accounting.

Earl Krieg, Jr. has served as Manager of Engineering for Gruy Petroleum Management Co. since May of 1999. Mr. Krieg became Vice President of Engineering for Magnum Hunter Production, Inc. and Gruy in January 2000. Mr. Krieg was employed by The Wiser Oil Company for the five years prior to joining the Company in various capacities, including Manager of Operations and Manager of Secondary Recovery. Mr. Krieg has 26 years experience in various reservoir engineering, operations, acquisitions and management roles with Chevron, General Crude, Edisto and, most recently, The Wiser Oil Company. Mr. Krieg is a Registered Professional Engineer in Texas and was an officer in the Society of Petroleum Evaluation Engineers in 1989. Mr. Krieg graduated from Texas A&M University in 1975 with a B.S. degree in petroleum engineering.

Howard M. Tate has served as Vice President of Finance for the company since April 15, 2002. From 1999 until joining Magnum Hunter, Mr. Tate had been at Marine Drilling Companies, Inc., and its successor Pride International, Inc., located in Houston, Texas, where Mr. Tate last served as Treasurer. During the period from September 1995 until August 1999,

Mr. Tate served as Director - Corporate Finance and other various treasury department positions with Tejas Energy, LLC (formerly Tejas Gas Corporation) and from January 1991 through September 1995, he worked as a Senior Project Finance Analyst with Tenneco Gas. Mr. Tate holds a Bachelor of Science degree in Accounting and Finance from Oklahoma State University and a Master of Business Administration from the University of Houston.

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

Jerry Box has served as a director of Magnum Hunter since March 1999. From February 1998 to March 1999, he served in the position of president and chief operating officer and as a director of Oryx Energy Company, now owned by Kerr McGee Corporation. From December 1995 to February 1998, he was executive vice president and chief operating officer of Oryx. From December 1994 through November 1995, he served as executive vice president, exploration and production of Oryx. Previously, he served as senior vice president, exploration and production of Oryx. Mr. Box attended Louisiana Tech University, where he received B.S. and M.S. degrees in geology, and is also a graduate of the Program for Management Development at the Harvard University Graduate School of Business Administration. Mr. Box served as an officer in the U.S. Air Force from 1961 to 1966. Mr. Box is a former member of the Policy Committee of the U.S. Department of the Interior's Outer Continental Shelf Advisory Board, past chairman and vice-chairman of the American Petroleum Institute's Exploration Affairs subcommittee, a former president of the Dallas Petroleum Club and a member of the Independent Petroleum Association of America.

James R. Latimer, III was a director of Prize from October 2000 until the merger with Magnum Hunter when he was elected to our board of directors. Over the past eight years, Mr. Lattimer has been the chairman and chief executive officer of Explore Horizons, Incorporated, a privately held exploration and production company based in Dallas, Texas. Previously, Mr. Lattimer was co-head of the regional office of what is now The Prudential Capital Group in Dallas, Texas, which handled energy and other financing for The Prudential Insurance Company. In addition, Mr. Lattimer's prior experience has included senior executive positions with several private energy companies, consulting with the firm of McKinsey & Co., service as an officer in the United States Army Signal Corps., and several directorships. Mr. Lattimer received a B.A. degree in economics from Yale University and an M.B.A. from Harvard University. He is a Chartered Financial Analyst.

Matthew C. Lutz retired as chairman of Magnum Hunter on September 1, 2001 after having served in that capacity since March 1997, and after having previously served as vice chairman of Magnum Hunter from December 1995 to March 1997. Mr. Lutz also previously served as executive vice president of Magnum Hunter from December 1995 to September 2001. Mr. Lutz held similar positions with Hunter Resources, Inc. from September 1993 until October 1996. From 1984 through 1992, Mr. Lutz was senior vice president of exploration and a director of Enserch Exploration, Inc., with responsibility for its worldwide oil and gas exploration and development program. Prior to joining Enserch, Mr. Lutz spent 28 years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions, which gave him various responsibilities, including exploration, production, lease acquisition, administration and financial planning.

John H. Trescot, Jr. has served as a director of Magnum Hunter since June 1997. Mr. Trescot is the principal of AWA Management Corporation, a consulting firm specializing in project evaluation. Mr. Trescot began his professional career as an engineer with Shell Oil Company. Later, Mr. Trescot joined Hudson Pulp & Paper Corp. (now a part of Georgia-Pacific Corp.), where he served 19 years in various positions in woodlands and pulp and paper, advancing to the position of senior vice president for its Southern Operations. Mr. Trescot then became vice president of The Charter Company, a multi-billion dollar corporation with operations in oil, communications and insurance. In 1979, Mr. Trescot became the chief executive officer of JARI, a timber, pulp and mining operation in the Amazon Basin of Brazil. During 1982-89, while he was the chief executive officer of TOT Drilling Corp., TOT drilled many deep wells in West Texas and New Mexico for major and independent oil companies. Mr. Trescot served as an officer in the United States Navy. Mr. Trescot received his BME degree from Clemson University and his M.B.A. from Harvard University.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table contains information with respect to all cash compensation we paid or accrued during the past three fiscal years to our Chief Executive Officer and each person serving as an executive officer on December 31, 2002.

                                                                                 LONG-TERM COMPENSATION
                                                                             ------------------------------
                                  ANNUAL COMPENSATION                          AWARDS               PAYOUT
                                 ---------------------                       ----------             -------
           Name,                                                Other                     Number
         Principal                                             Annual        Restricted   Options     LTP       All Other
         Position         Year    Salary       Bonus      Compensation (a)     Stock      SARs      Payouts   Compensation
----------------------------------------------------------------------------------------------------------------------------
Gary C. Evans             2002   $ 375,000           -(d)     $      7,500       -        250,000      -      $       35,827(b)
Chairman, President and   2001   $ 350,000   $ 425,000        $      7,500       -        300,000      -      $       33,240(b)
CEO                       2000   $ 300,000   $ 400,000        $      7,500       -        300,000      -      $       32,788(b)

Richard R. Frazier        2002   $ 205,000           -(d)     $      6,000       -        140,000      -              16,750(c)
Executive V.P. and        2001   $ 190,000   $ 150,000        $      6,000       -        125,000      -              12,613(c)
Chief Operating Officer   2000   $ 175,000   $ 125,000        $      6,000       -        100,000      -              12,855(c)

Chris Tong                2002   $ 175,000           -(d)     $      6,000       -         90,000      -              16,750(c)
Senior V.P. and           2001   $ 165,000   $ 100,000        $      6,000       -         75,000      -              12,613(c)
Chief Financial Officer   2000   $ 160,000   $  65,000        $      6,000       -         40,000      -              12,553(c)

R. Douglas Cronk          2002   $ 150,000           -(d)     $      6,000       -         90,000      -              16,750(c)
Senior V.P. of Magnum     2001   $ 138,000   $  75,000        $      6,000       -         75,000      -              12,613(c)
Hunter Production, Inc.   2000   $ 122,500   $  65,000        $      6,000       -         50,000      -              12,855(c)

Charles R. Erwin          2002   $ 155,000           -(d)     $      6,000       -        125,000      -              16,750(c)
Senior V.P. of Magnum     2001   $ 145,000   $ 125,000        $      6,000       -        100,000      -              10,947(c)
Hunter Production, Inc.   2000   $ 113,423   $ 125,000        $      5,100       -        100,000      -              12,855(c)

----------

   (a)   Consists of a vehicle allowance paid to the employee.
   (b) Consists of compensation for acting as an individual Trustee for the TEL Offshore Trust and employer contributions to the KSOP Plan.
   (c)   Consists of employer contributions to the KSOP Plan.
   (d)   2002 bonuses were not earned or paid until March 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                           Potential realizable
                              Individual Grants                                          value at assumed annual   Alternative to
                                                                                           rates of stock price     (f) and (g):
                                                                                        appreciation for option      grant date
                                                                                                 term                  value
---------------------------------------------------------------------------------------------------------------------------------
      Name            Number of      Percent of total   Exercise or base   Expiration     5% ($)      10% ($)        Grant date
                      securities       options/SARs      price ($/Sh)        date                                  present value*
                      underlying        granted to                                                                      $
                      Options/SARs      employees in
                      granted (#)       fiscal year
       (a)               (b)               (c)               (d)              (e)           (f)          (g)            (f)*
---------------------------------------------------------------------------------------------------------------------------------
Gary C. Evans           250,000               7%           $ 5.38            9/06/12                              $      755,000
Richard R. Frazier      140,000               4%           $ 5.38            9/06/12                              $      422,800
Charles R. Erwin        125,000               4%           $ 5.38            9/06/12                              $      377,500
R. Douglas Cronk         90,000               3%           $ 5.38            9/06/12                              $      271,800
Chris Tong               90,000               3%           $ 5.38            9/06/12                              $      271,800

* The Black-Scholes method was used to determine the value of the option grants.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                Number of securities
                                                               underlying unexercised   Value of unexercised in-
                                                               options/SARs at fiscal    the-money options/SARs
                                                                    year-end (#)         at fiscal year-end ($)

                         Shares acquired on        Value            Exercisable/              Exercisable/
         Name               exercise (#)       Realized ($)         unexercisable            unexercisable

          (a)                   (b)                 (c)                  (d)                      (e)
----------------------------------------------------------------------------------------------------------------
Gary C. Evans                             -                   -     550,000 / 550,000       $718,500 / $286,500
Richard R. Frazier                  100,000    $        203,500     238,000 / 252,000       $ 60,960 / $150,090
Charles R. Erwin                          -                   -     137,000 / 204,000       $ 55,650 / $ 70,800
R. Douglas Cronk                     56,334    $        155,045      89,000 / 148,000       $ 68,370 / $ 78,990
Chris Tong                          138,200    $        309,828     116,000 / 144,000       $162,060 / $ 78,990

Compensation of Directors

We have seven individuals who serve as directors, six of which are independent. One director receives compensation with respect to his services and in his capacities as an executive officer of the company, and no additional compensation has historically been paid for his services as a director. The other six directors were not employees at December 31, 2002, and receive no compensation for their services as directors other than as stated below. For fiscal year 2002, independent directors received a $20,000 retainer for being a board member and (i) prior to September 23, 2002, received $1,500 per meeting attended and $500 per committee meeting attended and (ii) subsequent to September 23, 2002, received $1,000 per regular and committee meeting attended . In addition, for the fiscal year 2002 each independent director was granted stock options to acquire 10,000 shares of our common stock at an exercise price not less than the market price of the common stock on the date of grant. Finally, all chairpersons of our board of directors' committees received an annual retainer of $2,500 for acting as chairman of his respective committee. For fiscal year 2003, independent directors will receive a $20,000 retainer (pro- rated) for being a board member and, in addition, will receive $1,000 per meeting attended and $1,000 per committee meeting attended. Other than the compensation stated herein, we have not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Gary C. Evans, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk and Mr. Charles R. Erwin each have employment agreements with the company. Mr. Evans' agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $300,000 per annum, unless increased by the Board. Mr. Evans' salary for the year 2003 is $405,000. Mr. Frazier's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2003 is $250,000. Mr. Tong's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $190,000 per annum, unless increased by the Board. Mr. Tong's salary for the year 2003 is $190,000. Mr. Cronk's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $167,500 per annum, unless increased by the Board. Mr. Cronk's salary for the year 2003 is $167,500. Mr. Erwin's agreement terminates January 1, 2006 and continues thereafter on a year to year basis and provides for a salary of $185,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2003 is $185,000. All of the agreements provide that the same benefits supplied to other company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the company in certain geographical areas or hire any of our employees for a period of two years after cessation of employment.

In addition, all of the agreements contain a provision that upon a change in control, the employee's position is terminated, or the employee leaves for "good cause", the employee is entitled to receive immediately, in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee's current base salary and bonus plus any other compensation received by him in the last fiscal year. In the case of Mr. Tong, Mr. Cronk and Mr. Erwin, the employee shall receive two times the employee's current base salary and bonus plus any other compensation received by him in the last fiscal year. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change in control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. We also have key man life insurance on Mr. Evans in the amount of $12,000,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2003, regarding the share ownership of the Company by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director, (iii) the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group. None of the directors or executive officers named below, as of March 15, 2003, owned any shares of the Company's Series A Preferred Stock or its 1996 Series A Convertible Preferred Stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039.

                                                                       COMMON STOCK
                                                                    BENEFICIALLY OWNED
                                                             -----------------------------------
                                                                                      PERCENT
                             NAME                             NUMBER OF SHARES      OF CLASS (m)
----------------------------------------------------------   -------------------   -------------
Directors and Executive Officers
   Gary C. Evans .........................................          3,541,303(a)               5%
   Richard R. Frazier.....................................            366,290(b)                *
   Chris Tong.............................................            166,133(c)                *
   Charles R. Erwin.......................................            137,000(d)                *
   R. Douglas Cronk.......................................             99,000(e)                *
   Gerald W. Bolfing......................................            524,152(f)                *
   Jerry Box .............................................             58,335(g)                *
   James R. Latimer, III..................................              4,204(h)                *
   Matthew C. Lutz........................................            375,969(i)                *
   John H. Trescot, Jr....................................            148,604(j)                *
   James E. Upfield                                                   152,292(k)                *
   All directors and executive officers as a group
    (13 persons)..........................................          5,659,282                  8%
Beneficial owners of 5 percent or more
 (excluding persons named above)
 Natural Gas Partners V, L.P.
 125 E. John Carpenter Freeway, Suite 600
 Irving, TX 75062.........................................         13,317,052(l)              19%

------------

   *Less than one percent.

   (a) Includes 550,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 790,151 common stock purchase warrants which are currently exercisable. Also includes 17,024 shares held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.
   (b) Includes 238,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 175 common stock purchase warrants which are currently exercisable.
   (c) Includes 116,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
   (d) Includes 137,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
   (e) Includes 89,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
         Also includes 10,000 common stock purchase warrants which are currently exercisable.
   (f) Includes 25,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 151,142 common stock purchase warrants which are currently exercisable.
   (g) Includes 41,000 shares of common stock issuable upon the exercise of certain currently exercisable options. (h) Includes 2,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
   (i) Includes 248,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
         Also includes 49,641 common stock purchase warrants which are currently exercisable.
   (j) Includes 21,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 4,833 shares held in the name of Nancy J. Trescot, Mr. Trescot's wife.
   (k) Includes 21,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 15,848 common stock purchase warrants which are currently exercisable.

   (l) Based on Schedule 13G filed by Natural Gas Partners V, L.P. on March 15, 2002.
   (m) Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d- 3(d)(1) under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Board of Directors authorized a loan of up to $371,860 be made available to Gary C. Evans, President and Chief Executive Officer, as part of his compensation package. The balance outstanding at December 31, 1999, was $371,860 and bears interest at 10%. On January 7, 2000 Mr. Evans repaid $225,000 on the loan, leaving a principal balance of $146,860. On April 17, 2000, Mr. Evans re-borrowed $100,000 under this loan, and on August 18, 2000, he repaid $258,731, including accrued interest, bringing the balance to zero. On December 28, 2000, Mr. Evans borrowed $294,938, which was the balance owed to the Company on December 31, 2000 and included in notes receivable from affiliate. On January 15, 2001, Mr. Evans repaid $295,261, including accrued interest, bringing the balance to zero. On April 16, 2001, Mr. Evans borrowed $300,000 pursuant to a loan approved by the Company's Board of Directors for the payment of deferred income taxes. Subsequent to December 31, 2001, Mr. Evans repaid the loan in full, including accrued interest, bringing the balance to zero.

On November 28, 2000, Mr. Matthew C. Lutz, Chairman and Executive Vice President, borrowed $65,000 with the approval of the Board of Directors. On January 15, 2001, Mr. Lutz repaid the loan, including accrued interest.

During 1998, we acquired certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans at Mr. Evans' cost basis in such shares of stock. The shares were purchased for a total of $442,019. We have the right through December 31, 2002, to cause Mr. Evans to repurchase the shares back at the equivalent price that the company purchased the shares from Mr. Evans. In December 2002, Mr. Evans repurchased the shares for $442,019, bringing the balance to zero.

There are no loans or extensions of credit to directors and executive officers of Magnum Hunter as of December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15(d)-14(c) promulgated under the Securities Exchange Act of 1934] as of a date within ninety days before the filing of this annual report. Based on that review and evaluation, which included inquiries made to certain of our other employees, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the company required to be disclosed in the annual reports we file or submit under the Securities Exchange Act of 1934. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, we took no corrective actions.

GLOSSARY
As used in this document:

     .  "Mcf" means thousand cubic feet;
     .  "MMcf" means million cubic feet;
     .  "Bcf" means billion cubic feet;
     .  "Bbl" means barrel;
     .  "MBbls" means thousand barrels;
     .  "MMBbls" means million barrels;
     .  "BOE" means barrel of oil equivalent;
     .  "MMBOE" means million barrels of oil equivalent;
     . "Btu" or "British Thermal Unit" means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit;
     .  "MMBtu" means million British Thermal Units;
     .  "Mcfe" means thousand cubic feet of natural gas equivalent;
     . "MMcfe" means million cubic feet of natural gas equivalent; and . "Bcfe" means billion cubic feet of natural gas equivalent.

Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. All estimates of reserves, unless otherwise noted, are reported on a "net" basis. Information regarding production, acreage and numbers of wells is set forth on a gross basis, unless otherwise noted.

        . "Proved reserves" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

             (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes:

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

          . "PV-10" means the pre-tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures

               (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of 10% and assuming continuation of existing economic conditions.

          . "Proved developed oil and gas reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

          . "Proved undeveloped reserves" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

          . "Reserve Life" is an estimate of the productive life of a proved reservoir and for purposes of this document is calculated by dividing the proved reserves (on an Mcfe basis) at the end of the period by historical production volumes for the prior 12 months.

          . "Standardized Measure of Discounted Future Net Cash Flows" means PV-10 after income taxes.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

1.  Financial Statements

     Independent Auditors' Report....................................................................F-1

     Financial Statements:
             Consolidated Balance Sheets at December 31, 2002 and 2001...............................F-2

             Consolidated Statements of Operations and Comprehensive Income
                   for the Years Ended December 31, 2002, 2001 and 2000..............................F-3

             Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 2002, 2001 and 2000...................................F-4

             Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 2002, 2001 and 2000.........................................F-5

     Notes to Consolidated Financial Statements......................................................F-6

     Supplemental Information (Unaudited)...........................................................F-30

2.  Financial Statement Schedule

We have included on page 64 of this Annual Report on Form 10-K Financial Statement Schedule II, Valuation and Qualifying Accounts.

(a) Exhibits
Number Description of Exhibit
-----------------------------

3.1 & 4.1     Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No. 33-
              30298-D).
3.2 & 4.2     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990).
3.3 & 4.3     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
              Form SB-2, File No. 33-66190).
3.4 & 4.4     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
              Form S-3, File No. 333-30453).
3.5 & 4.5     Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
3.6 & 4.6     By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-
              66190).
3.7 & 4.7     Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File No. 333-
              76774).
3.8 & 4.8     Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated
              December 26, 1996, filed January 3, 1997).
3.9 & 4.9     Amendment to Certificate of Designation for 1996 Series A Convertible Preferred Stock (Incorporated by
              reference to Registration Statement on Form S-3,, File No. 333-30453).
4.10          Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock Transfer
              & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File
              No. 333-82552).
4.11          Form of Warrant Agreement by and between Midland Resources, Inc. and Stock Transfer Company of
              America, Inc., as warrant agent, dated November 1, 1990 (Incorporated by reference to Registration
              Statement on Form S-3, File No. 333-83376).
4.12          Form of Warrant Agreement by and between Vista Energy Resources, Inc. and American Stock Transfer &
              Trust Company, as warrant agent, dated October 28, 1998 (Incorporated by reference to Registration
              Statement on Form S-3, File No. 333-83376).
4.13          Indenture dated May 29, 1997 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by reference to
              Registration Statement on Form S-4, File No. 333-2290).
4.14          Supplemental Indenture dated January 27, 1999 between Magnum
              Hunter Resources, Inc., the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee
              (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1998 filed April 14, 1999).
4.15          Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form S-4, File
              No. 333-2290).
4.16          Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
4.17          Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources, Inc. And Securities Transfer
              Corporation, as Rights Agent (Incorporated by reference to Form
              8-K dated January 7, 1998, filed January 9, 1998).
10.1          Fourth Amended and Restated Credit Agreement, dated March 15, 2002, between Magnum Hunter
              Resources, Inc. And Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
10.2          Amendment to Fourth Amended and Restated Credit Agreement (Incorporated by reference to Form 10-Q for the period ended September 30, 2002).
10.3          Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1999, filed March 30, 2000).
10.4          Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-
              end December 31, 1999, filed March 30, 2000).
10.5*         Employment Agreement for Chris Tong.
10.6*         Employment Agreement for R. Douglas Cronk.
10.7*         Employment Agreement for Charles Erwin.
10.8          Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
              Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form
              8-K, dated April 30, 1997, filed May 12, 1997).

10.9          Purchase and Sale Agreement between Magnum Hunter Resources, Inc.,
              NGTS, et al, dated December 17, 1997 (Incorporated by reference to
              Form 8-K, dated December 17, 1997, filed December 29, 1997).
10.10         Purchase and Sale Agreement dated November 25, 1998 between Magnum
              Hunter Production, Inc. And Unocal Oil Company of California
              (Incorporated by reference to Form 10-K for the fiscal year-end
              December 31, 1998, filed April 14, 1999).
10.11         Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000).
21            Subsidiaries of the Registrant (Incorporated by reference to Form 10-K for the period ended December 31,
              2001.
23.1*         Consent of Deloitte & Touche LLP
99.1*         Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Gary C. Evans
99.2*         Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Chris Tong
99.3*         Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Gary C. Evans
99.4*         Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Chris Tong

*Filed herewith

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

We have audited the consolidated financial statements of Magnum Hunter Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 25, 2003; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Magnum Hunter Resources, Inc. and Subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 25, 2003

                          MAGNUM HUNTER RESOURCES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
                                 (in thousands)

                                                                      ADDITIONS
                                                               -----------------------------
                                                 BALANCE AT    CHARGED TO                                         BALANCE AT END
                                                BEGINNING OF    COSTS AND   CHARGED TO OTHER                            OF
CLASSIFICATION                                      YEAR        EXPENSES      ACCOUNTS (1)      DEDUCTIONS (2)         YEAR
---------------------------------------------   -------------  -----------  -----------------  ----------------  ---------------
YEAR ENDED DECEMBER 31, 2002

   Allowance for Doubtful Accounts on
    Trade Accounts Receivable.............             3,264          206              1,103                               4,573
   Reserve on Current Portion of Long-term
    Notes Receivable......................             1,620            -                                                  1,620
   Reserve on Investment in
    Unconsolidated Affiliate..............             4,527            -                                                  4,527

YEAR ENDED DECEMBER 31, 2001

   Allowance for Doubtful Accounts on Trade
    Accounts Receivable...................                50        3,214                  -                 -             3,264
   Reserve on Current Portion of Long-term
     Notes Receivable.....................             1,170          450                  -                 -             1,620
   Reserve on Investment in
    Marketable Securities.................                 -        2,142                               (2,142)                -
   Reserve on Investment in
    Unconsolidated Affiliate..............                 -        4,527                  -                 -             4,527

YEAR ENDED DECEMBER 31, 2000

   Allowance for Doubtful Accounts on
    Trade Accounts Receivable.............               166           80                                 (196)               50
   Reserve on Current Portion of
    Long-term Notes Receivable............               790          384                                   (4)            1,170

----------

   (1)  Allowance acquired in Prize merger
   (2)  Write-offs

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.

By: /s/ Gary C. Evans                                       March 28, 2003
    ---------------------------------------
      Gary C. Evans, Chairman, President
      and Chief Executive Officer

In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Title                         Date
---------------------------   ---------------------------   --------------

/s/ Gary C. Evans             Chairman, President and       March 28, 2003
---------------------------   Chief Executive Officer
Gary C. Evans


/s/ Chris Tong                Senior Vice President and     March 28, 2003
---------------------------   Chief Financial Officer
Chris Tong


/s/ Morgan F. Johnston        Sr. Vice President, General   March 28, 2003
---------------------------   Counsel and Secretary
Morgan F. Johnston


/s/ David S. Krueger          Vice President and            March 28, 2003
---------------------------   Chief Accounting Officer
David S. Krueger


/s/ Gerald W. Bolfing         Director                      March 28, 2003
---------------------------
Gerald W. Bolfing


/s/ Jerry Box                 Director                      March 28, 2003
---------------------------
Jerry Box


/s/ James R. Latimer, III     Director                      March 28, 2003
---------------------------
James R. Latimer, III


/s/ Matthew C. Lutz           Director                      March 28, 2003
---------------------------
Matthew C. Lutz


/s/ John H. Trescot, Jr.      Director                      March 28, 2003
---------------------------
John H. Trescot, Jr.


/s/ James E. Upfield          Director                      March 28, 2003
---------------------------
James E. Upfield