Form 10-Q
period 2003-03-31
MAGNUM HUNTER RESOURCES INC
filed 2003-05-15
CIK 854271

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended March 31, 2003
                                      --------------

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

           600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039
          -------------------------------------------------------------
                     Address of principal executive offices

                                 (972) 401-0752
                          ---------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ X ]    No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2003: 67,209,384.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MAGNUM HUNTER RESSOURCES, INC. AND SUBSIDIAIRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                                             March 31,              December 31,
                                                                                               2003                     2002
                                                                                        -------------------------------------------
                                ASSETS                                                      (Unaudited)
Current Assets
  Cash and cash equivalents..............................................................    $      3,557             $      3,069
  Restricted cash........................................................................             754                      682
  Accounts receivable - trade, net of allowance of $4,573................................          60,408                   53,864
  Deposits...............................................................................             600                    8,856
  Other current assets...................................................................          35,643                   31,625
                                                                                         ----------------         ----------------
     Total Current Assets................................................................         100,962                   98,096
                                                                                         ----------------         ----------------
Property, Plant, and Equipment
  Oil and gas properties, full cost method
    Unproved.............................................................................         166,976                  165,676
    Proved...............................................................................       1,113,792                1,053,426
  Gas processing plants and pipelines....................................................          33,954                   33,951
  Other property.........................................................................           6,681                    6,636
                                                                                         ----------------         ----------------
 Total Property, Plant and Equipment.....................................................       1,321,403                1,259,689
    Accumulated depreciation, depletion, amortization and impairment.....................        (273,284)                (258,080)
                                                                                         ----------------         ----------------
 Net Property, Plant and Equipment.......................................................       1,048,119                1,001,609
                                                                                         ----------------         ----------------
Other Assets
 Goodwill................................................................................          50,568                   50,710
 Other assets............................................................................          18,673                   19,364
                                                                                         ----------------         ----------------
 Total Assets............................................................................    $  1,218,322             $  1,169,779
                                                                                         ================         ================
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Trade payables and accrued liabilities..................................................    $    121,253             $    114,079
 Accrued interest........................................................................           5,713                   10,327
 Due to affiliates.......................................................................           7,793                    2,848
 Current portion of long-term debt.......................................................           6,523                    1,865
                                                                                         ----------------         ----------------
    Total Current Liabilities............................................................         141,282                  129,119
                                                                                         ----------------         ----------------
Long-Term Liabilities
 Long-term debt, less current maturities.................................................         573,083                  569,086
 Asset retirement obligations............................................................          30,333                        -
 Derivative liabilities, noncurrent......................................................           5,049                    3,316
 Deferred income taxes payable...........................................................         122,882                  118,062
Stockholders' Equity
 Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated
    as Series A; 80,000 issued and outstanding, liquidation amount $0....................               1                        1
 Common Stock - $.002 par value; 100,000,000 shares authorized,
    71,713,697 and 71,707,897 shares issued, respectively................................             143                      143
 Additional paid-in capital..............................................................         423,388                  423,364
 Accumulated other comprehensive loss....................................................         (31,302)                 (26,902)
 Accumulated deficit.....................................................................         (13,124)                 (21,114)
 Common stock in deferred compensation plan at cost (56,600 shares)......................            (318)                       -
 Unearned common stock in KSOP, at cost (874,046 and 757,246 shares, respectively).......          (5,548)                  (4,888)
                                                                                         ----------------         ----------------
                                                                                                  373,240                  370,604
 Treasury stock, at cost (4,458,113 and 3,168,013 shares, respectively)..................         (27,547)                 (20,408)
                                                                                         ----------------         ----------------
 Total Stockholders' Equity..............................................................         345,693                  350,196
                                                                                         ----------------         ----------------
     Total Liabilities and Stockholders' Equity..........................................    $  1,218,322             $  1,169,779
                                                                                         ================         ================

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except for per share amounts)

                                                                                             Three Months Ended March 31,
                                                                                            2003                     2002
                                                                                        -------------          --------------
       Operating Revenues:
            Oil and gas sales...........................................................  $   69,590              $   39,150
            Gas gathering, marketing and processing.....................................       9,385                   3,582
            Oil field management services...............................................       1,079                     392
                                                                                        ------------           -------------
                 Total Operating Revenues...............................................      80,054                  43,124
                                                                                        ------------           -------------
       Operating Costs and Expenses:
            Oil and gas production lifting costs........................................      12,948                   8,948
            Production taxes and other costs............................................       9,177                   4,303
            Gas gathering, marketing and processing.....................................       6,546                   2,680
            Oil field services..........................................................         857                     276
            Depreciation, depletion, amortization and accretion.........................      21,524                  15,096
            Gain on sale of assets......................................................         (94)                      -
            General and administrative..................................................       3,182                   2,524
                                                                                        ------------           -------------
                 Total Operating Costs and Expenses.....................................      54,140                  33,827

       Operating Profit.................................................................      25,914                   9,297
            Equity in earnings of affiliate.............................................         288                     301
            Other income................................................................         118                      57
            Other non-cash hedging adjustments..........................................         369                    (593)
            Costs associated with early retirement of debt..............................      (1,855)                 (1,000)
            Interest expense............................................................     (12,578)                 (7,505)
                                                                                        ------------           -------------
       Income Before Income Tax.........................................................      12,256                     557
            Deferred income tax (expense) benefit.......................................      (4,665)                  6,889
                                                                                        ------------           -------------
       Income Before Cumulative Effect of a Change in Accounting Principle..............       7,591                   7,446
           Cumulative effect of a change in accounting principle, net of income tax
            expense of $244.............................................................         399                       -
                                                                                        ------------           -------------
       Net Income.......................................................................  $    7,990              $    7,446
                                                                                        ============           =============
       Income per Common Share - Basic
            Income before cumulative effect of a change in accounting principle.........  $     0.11              $     0.18
            Cumulative effect of a change in accounting principle.......................        0.01                       -
                                                                                        ------------           -------------
       Income per Common Share - Basic                                                    $     0.12                    0.18
                                                                                        ============           =============
       Income per Common Share - Diluted
            Income before cumulative effect of a change in accounting principle........   $     0.11              $     0.17
            Cumulative effect of a change in accounting principle......................         0.01                       -
                                                                                       -------------           -------------
       Income per Common Share - Diluted...............................................   $     0.12              $     0.17
                                                                                       =============           =============
       Common Shares Used in Per Share Calculation
            Basic......................................................................   66,709,502              41,777,431
                                                                                       =============           =============
            Diluted....................................................................   67,338,391              43,024,235
                                                                                       =============           =============

     The accompanying notes are an integral part of these consolidated financial statements.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED March 31, 2003
                                   (Unaudited)
                                 (in thousands)

                                                                                                       Additional
                                                                     Preferred   Common    Treasury     Paid in      Accumulated
                                                                       Stock     Stock      Stock       Capital        Deficit
                                                                   ----------------------------------------------------------------
Balance at December 31, 2002                                            $ 1      $ 143    $ (20,408)   $ 423,364     $  (21,114)

Issuance of 6 shares of common stock pursuant to employee
  stock option plan..................................................                                         17
Deferred tax benefit on exercise of employee stock options...........                                          7
Purchase of 1,290 shares of treasury stock...........................                        (7,139)
Loan of 117 shares to KSOP...........................................
Purchase 57 shares for deferred compensation plan....................
Net Income...........................................................                                                     7,990
Reclassification adjustment related to derivative contracts..........
Change in fair value of outstanding hedge positions..................
Amortization of purchased hedge positions............................
                                                                    ---------------------------------------------------------------
Balance at March 31, 2003                                               $ 1      $ 143    $ (27,547)   $ 423,388     $  (13,124)
                                                                    ===============================================================


                                                                                      Accumulated
                                                                          Unearned       Other           Total          Total
                                                               Deferred   Shares in  Comprehensive   Stockholders'  Comprehensive
                                                             Compensation   KSOP     Income (Loss)       Equity     Income (Loss)
                                                          ------------------------------------------------------------------------
Balance at December 31, 2002                                   $    -     $(4,888)    $ (26,902)      $ 350,196         $

Issuance of 6 shares of common stock pursuant to employee
  stock option plan...........................................                                               17
Deferred tax benefit on exercise of employee stock options....                                                7
Purchase of 1,290 shares of treasury stock....................                                           (7,139)
Loan of 117 shares to KSOP....................................               (660)                         (660)
Purchase 57 shares for deferred compensation plan.............   (318)                                     (318)
Net Income....................................................                                            7,990            7,990
Reclassification adjustment related to derivative contracts...                           18,837          18,837           18,837
Change in fair value of outstanding hedge positions...........                          (23,036)        (23,036)         (23,036)
Amortization of purchased hedge positions.....................                             (201)           (201)            (201)
                                                              ---------------------------------------------------------------------
Balance at March 31, 2003                                      $ (318)    $(5,548)    $ (31,302)      $ 345,693         $  3,590
                                                              =====================================================================


     The accompanying notes are an integral part of these consolidated financial statements

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               For the Three Months Ended
                                                                                                       March 31,
                                                                                               2003                  2002
                                                                                        -----------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income...........................................................................    $  7,990                $  7,446
   Adjustments to reconcile net income to cash provided by operating activities:
      Cumulative effect of a change in accounting principle.............................        (399)                      -
      Depreciation, depletion, amortization and accretion...............................      21,524                  15,096
      Amortization of financing fees....................................................         561                     370
      Costs relating to the redemption of notes.........................................       1,855                   1,000
      Imputed interest on debt due to merger............................................           -                     108
      Deferred income taxes (benefits)..................................................       4,665                  (6,889)
      Equity in income of unconsolidated affiliate......................................        (288)                   (301)
      Non-cash hedging adjustments......................................................        (369)                    593
      Gain on sale of assets............................................................         (94)                      -
      Changes in certain assets and liabilities, net of the effect of acquisitions:
            Accounts and notes receivable...............................................      (6,544)                 (3,316)
            Deposits and other current assets...........................................       6,424                  (4,261)
            Accounts payable and accrued liabilities....................................       1,962                 (33,828)
            Income taxes payable/receivable.............................................         482                       -
                                                                                        --------------            ------------
      Net Cash Provided (Used) by Operating Activities..................................      37,769                 (23,982)
                                                                                        --------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets......................................................         106                       -
      Additions to property and equipment...............................................     (35,886)                (18,989)
      Cash paid in Prize merger net of cash acquired....................................           -                 (41,097)
      Property sales price adjustments..................................................        (487)                      -
      Increase in note receivable.......................................................           -                  (2,350)
      Distribution from unconsolidated affiliate........................................         600                       -
      Investment in unconsolidated affiliate............................................        (600)                      -
                                                                                        --------------            ------------
      Net Cash Provided (Used) by Investing Activities..................................     (36,267)                (62,436)
                                                                                        --------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt....................................................     104,075                 534,183
      Fees paid related to financing activities.........................................         (75)                (11,732)
      Redemption of notes payable.......................................................     (29,074)                      -
      Payments of principal on debt and production payment..............................     (67,768)               (431,269)
      Loan to KSOP......................................................................        (660)                 (2,492)
      Purchase of common stock for deferred compensation plan...........................        (318)                      -
      Proceeds from issuance of common stock, net of offering costs.....................          17                     145
      Purchase of treasury stock........................................................      (7,139)                 (1,321)
      Increase in restricted cash for payment of notes payable..........................         (72)                      -
                                                                                        --------------            ------------
      Net Cash Provided (Used) by Financing Activities..................................      (1,014)                 87,514
                                                                                        --------------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............................................         488                   1,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................       3,069                   2,755
                                                                                        --------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................    $  3,557                $  3,851
                                                                                        ==============            ============

     The accompanying notes are an integral part of these consolidated financial statements

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION

     In this quarterly report on Form 10-Q, the words "Magnum Hunter", "company", "we", "our", and "us" refer to Magnum Hunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The consolidated balance sheet of Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, the condensed consolidated statement of stockholders' equity and comprehensive income for the three months ended March 31, 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2003, results of operations, changes in stockholders' equity and comprehensive income and cash flows for the three month period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2002 annual report and on our Form 10-K. The results of operations for the three-month period ended March 31, 2003, is not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

     During the first quarter of 2002, we merged with Prize Energy Corp. ("Prize"), a publicly traded independent oil and gas development and production company. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes, was effective as of March 1, 2002.

     Magnum Hunter is a holding company with no significant assets or operations other than our investments in our subsidiaries. The wholly owned subsidiaries of the company, except for Canvasback Energy, Inc. and Redhead Energy, Inc., collectively referred to as Canvasback, are direct guarantors of each of our 10% Senior Notes and 9.6% Senior Notes, and have fully and unconditionally guaranteed these Notes on a joint and several basis. The guarantors comprise all of our direct and indirect subsidiaries (other than Canvasback), and we have presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Canvasback (See Note 9). Except for Canvasback, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the company in the form of cash dividends, loans, or advances.

NOTE 2 - NEW ACCOUNTING STANDARDS

     SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. See Note 4 for additional information on our asset retirement obligations. Upon adoption of SFAS No. 143, we recorded an addition to oil and gas properties of $25.4 million, an asset retirement obligation of $30.4 million, a reduction of accumulated depletion of $5.6 million, and a pre-tax gain of $ 643 thousand.

     SFAS No. 145 - SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" became effective beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 requires us to reclassify extraordinary items for debt extinguishment costs which did not meet the criteria as described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as additional expense.

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

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)

Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs   Incurred  in  a   Restructuring)."   Statement  146  is  to  be  applied
prospectively to exit or disposal activities initiated after December 31, 2002.

     SFAS No. 148 - The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123", in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. We have no plans at this time to change our method to the fair value based method from the intrinsic value method. We account for our stock-based employee compensation plans under the measurement and recognition principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations". Accordingly, we do not reflect any stock-based compensation in net income because all stock options granted under these plans had an exercise price equal to the market value of our common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except for per share amounts):

                                                                                        Three Months Ended March 31,
                                                                                        2003                     2002
                                                                                    -----------------------------------
Net income, as reported.........................................................        $7,990                  $7,446
     Deduct:  Total stock-based employee compensation
       determined under fair value-based  method for all awards,
       net of related tax effects..............................................           (671)                   (688)
                                                                                     ----------              ----------
Pro forma net income............................................................        $7,319                  $6,758
                                                                                     ==========              ==========
Earnings per share:
     Basic - as reported........................................................        $ 0.12                  $ 0.18
                                                                                     ==========              ==========
     Basic - pro forma..........................................................        $ 0.11                  $ 0.16
                                                                                     ==========              ==========
     Diluted - as reported......................................................        $ 0.12                  $ 0.17
                                                                                     ==========              ==========
     Diluted - pro forma........................................................        $ 0.11                  $ 0.16
                                                                                     ==========              ==========

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

     In the past we have provided trade guarantees on behalf of our 30% owned affiliate, NGTS, LLC. In the event that NGTS, LLC is unable to fulfill its obligations with certain vendors, we would be obligated for cash payments of up to $5.6 million to these vendors. We have not recorded these as a liability on our books at March 31, 2003 because we do not expect to have to perform under these guarantees. The last of these guarantees expires in July 2003, and we do not intend to issue any additional guarantees on behalf of NGTS, LLC. We have provided no other guarantees on behalf of any unconsolidated entities and do not intend to issue any.

NOTE 3 - GOODWILL

     In June 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets" were issued to be effective for fiscal years beginning after December 15, 2001. Under the new rules in these statements, goodwill is no longer amortized, but it is subject to annual impairment tests. We completed the first of these tests at December 31, 2002 and found no impairment. Changes to the carrying value of goodwill during the three months ended March 31, 2003 are as follows:

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)

Balance at December 31, 2002...................    $50,710
Purchase price adjustments.....................       (142)
                                               -----------
Balance at March 31, 2003......................    $50,568
                                               ===========

     Our goodwill results from our merger with Prize, and the purchase price allocation will be finalized during the second quarter of 2003.

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

     SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligations associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. Prior to adopting SFAS No. 143 on January 1, 2003, we accounted for asset retirement obligations in accordance with SFAS No. 19.

     Our long-lived assets that are captured under SFAS No. 143 are developed oil and gas properties, production and distribution facilities, and natural gas processing plants. Our asset retirement obligations include plugging, abandonment, decommission and remediation costs.

     The following is a reconciliation of the Asset Retirement Obligation Liability at March 31, 2003 (in thousands):

Beginning balance at January 1, 2003.......................       $      -
Cumulative effect adjustment...............................         30,391
Liabilities settled........................................           (696)
Accretion expense..........................................            638
                                                           ---------------
Ending balance at March 31, 2003...........................       $ 30,333
                                                           ===============

     The following pro forma data summarizes our net income (loss) and net income (loss) per share as if we had adopted SFAS No. 143 on January 1, 2002. The associated pro forma asset retirement obligation was $16.9 million on January 1, 2002 and an additional asset retirement obligation of $12.9 million would have been recorded at March 1, 2002 in conjunction with the Prize acquisition.


                                                                               Three Months Ended March 31,
                                                                                 2003                 2002
                                                                            --------------        ------------
   Net income, as reported...........................................              $7,990              $7,446
      Pro forma adjustment to reflect retroactive adoption of
        SFAS No. 143, net of related tax effects.....................                (399)                 99
                                                                              -----------         -----------
   Pro forma net income..............................................              $7,591              $7,545
                                                                              ===========         ===========
   Earnings per share:
      Basic - as reported............................................               $0.12               $0.18
                                                                              ===========         ===========
      Basic - pro forma..............................................               $0.11               $0.18
                                                                              ===========         ===========
      Diluted - as reported..........................................               $0.12               $0.17
                                                                              ===========         ===========
      Diluted - pro forma............................................               $0.11               $0.18
                                                                              ===========         ===========

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 5 - EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the basic and diluted earnings per share computations (in thousands of dollars, except for per share amounts):

                                                                                     Three Months Ended
                                                                      March 31, 2003                      March 31, 2002
                                                            ----------------------------------    ---------------------------------
                                                                                    Per Share                             Per Share
                                                             Income       Shares     Amount       Income       Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common stockholders....................  $7,990       66,710      $0.12       $ 7,446      41,777       $ 0.18
                                                                                     ======                                 ======
Effect of Dilutive Securities
   Warrants................................................       -            -                        -          66
   Options.................................................       -          628                        -       1,181
                                                             ------       ------                  -------      ------
Diluted EPS
Income available to common stockholders and
   assumed conversions.....................................  $7,990       67,338      $0.12       $ 7,446      43,024       $ 0.17
                                                             ======       ======     ======       =======      ======       ======

     At March 31, 2003, warrants representing 7,873,206 shares of common stock and stock options representing 5,976,866 shares of common stock were outstanding. At March 31, 2002, warrants representing 12,145,019 shares of common stock and stock options representing 5,284,384 shares of common stock were outstanding. For the three month period ended March 31, 2003, 7,873,206 shares representing warrants and 3,130,100 shares representing stock options were excluded from the diluted earnings per share calculations because they were anti-dilutive. For the three month period ending March 31, 2001, 11,446,697 shares representing warrants and 3,313,200 shares representing stock options were excluded from the diluted earnings per share calculations because they were anti-dilutive.

NOTE 6 - DEBT

     Notes payable and long-term debt at March 31, 2003 and December 31, 2002 consisted of the following:


                                                                     3/31/2003      12/31/2002
                                                                    -----------    ------------
Long-Term Debt:
  Bank debt under revolving credit agreements due
    May 2, 2006..................................................     $164,175         $125,000
  Term note payable due March 7, 2004, non-recourse..............        4,652            7,000
  Production payment liability, non-recourse.....................           87              114
  Capital lease obligations......................................        8,878            9,371
  10% Senior unsecured notes, due June 1, 2007...................      101,814          129,466
  9.6% Senior unsecured notes, due March 15, 2012................      300,000          300,000
                                                                    ----------        ---------
                                                                       579,606          570,951
  Less:  Current portion of capital lease obligations............        1,871            1,865
  Less:  Current portion of term note payable, non-recourse......        4,652                -
                                                                    ----------        ---------
Total Long-Term Debt                                                  $573,083         $569,086
                                                                    ==========        =========

     On January 27, 2003, we redeemed $30 million in principal of our 10% Senior Notes at a redemption price of 105%. We paid the holders of the redeemed Notes $31.5 million plus accrued and unpaid interest of $467 thousand. Of the $30 million redeemed, Canvasback received $2.3 million.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)

     We amended our Senior Bank Credit Facility (the "Facility") on May 2, 2003. The amended Facility provides for a borrowing base of $300 million, up from $250 million. Additionally, the expiration date of the Facility was extended to May 2, 2006. We will use the increased borrowing capacity to fund the Note repurchase announced on May 2, 2003, under which we will redeem $50 million in principal amount of our outstanding 10% Senior Notes on June 2, 2003. We will pay a redemption price of 103.3% of par plus accrued interest, or approximately $51.7 million.

NOTE 7 - HEDGING

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), was effective beginning January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     We were obligated to seven crude oil derivatives, eighteen natural gas derivatives, and two interest rate derivatives on March 31, 2003. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

     At March 31, 2003, the fair value of the company's derivatives were as follows (in thousands):

        Derivative Liabilities
        --------------------------------------------------
        Natural gas collars...............................     $ 33,294
        Natural gas swaps.................................       13,508
        Crude oil collars.................................        3,089
        Crude oil swaps...................................        2,157
        Interest rate swaps...............................          758
                                                          -------------
        Total derivative liabilities......................     $ 52,806
                                                          =============

     Of the $52.8 million derivative liability, $47.8 million is included in trade payables and accrued liabilities on our condensed consolidated balance sheet at March 31, 2003.

     For the three month period ended March 31, 2003, the statement of operations includes a non-cash hedging ineffectiveness gain of $45 thousand related to the crude oil and natural gas derivatives and a non-cash gain of $324 thousand related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amounts relating to hedge contracts acquired in the Prize merger that will be reclassified into the operations statement in years 2003 and 2004 are a $1.0 million gain and $0.8 million gain, respectively. It is estimated at this time that $28.6 million of other comprehensive loss will be reclassified into the operations statement during the next 12 months.

NOTE 8 - SEGMENT DATA

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

     Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the three gathering systems and four natural gas liquids processing plants in four geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)

     The accounting policies of the segments are the same as those for the company as a whole. We evaluate performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices.

     Segment data for the periods ended March 31, 2003 and 2002 follows (in thousands):

                                                               Gas Gathering,
                                                Exploration &   Marketing &     Oil Field
   Three Months Ended March 31, 2003:           Production      Processing      Services    All Other   Elimination  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers................ $ 69,590         $9,385           $1,079        $  -     $               $ 80,054
Intersegment revenue...........................      400          6,416            3,485           -      (10,301)              -
Depreciation, depletion, amortization and
  accretion....................................   20,597            576              146         205                       21,524

Segment profit (loss)..........................   26,869          2,263               75      (3,293)                      25,914
Equity in earnings of affiliates...............                                                  288                          288
Interest expense...............................                                              (12,578)                     (12,578)
Costs relating to early retirement of debt.....                                               (1,855)                      (1,855)
Other income...................................                                                  487                          487
                                                                                                                         --------
Income before income taxes.....................                                                                            12,256
Provision for income tax expense...............                                               (4,665)                      (4,665)
Cumulative effect of a change in accounting                                                      399                          399
  principle....................................                                                                          --------
Net income.....................................                                                                           $ 7,990
                                                                                                                         ========


                                                               Gas Gathering,
                                              Exploration &    Marketing &      Oil Field
   Three Months Ended March 31, 2002:         Production       Processing       Services     All Other  Elimination  Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers............... $  39,150         $  3,582         $ 392       $    -     $              $ 43,124
Intersegment revenues.........................                      2,483           417            -      (2,900)              -
Depreciation, depletion, amortization and
  accretion...................................    14,542              370           105           79                      15,096

Segment profit (loss).........................    10,451              472           (77)      (1,549)                      9,297
Equity in earnings of affiliates..............                                                   301                         301
Interest expenses.............................                                                (7,505)                     (7,505)
Costs relating to early retirement of debt....                                                (1,000)                     (1,000)
Other income (expense)........................                                                  (536)                       (536)
                                                                                                                    ------------
Income before income taxes....................                                                                               557
Provision for income tax benefit..............                                                 6,889                       6,889
                                                                                                                    ------------
Net income....................................                                                                          $  7,446
                                                                                                                    ============


NOTE 9 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The company and our wholly owned subsidiaries, except Canvasback, are direct guarantors of our 10% Senior Notes and 9.6% Senior Notes and have fully and unconditionally guaranteed the Notes on a joint and several basis. In addition to not being a guarantor of our 10% Senior Notes and 9.6% Senior Notes, Canvasback cannot be included in determining compliance with certain financial covenants under our credit agreements. We have concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2003 and December 31, 2002, and for the three-month period ended March 31, 2003 and 2002 were as follows:

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)

                 Magnum Hunter Resources, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheets

                                                      As of March 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Magnum Hunter          Canvasback                            Magnum Hunter
                                                    Resources, Inc. and    Energy, Inc.                          Resources, Inc.
  Amounts in Thousands                              Guarantor Subs         (Non Guarantor)     Eliminations      Consolidated
  ---------------------------------------------------------------------------------------------------------------------------------

  ASSETS
  Current assets...................................    $  117,930              $  4,328         $  (21,296)         $  100,962
  Property and equipment
     (using full cost accounting)..................     1,040,676                 7,443                  -           1,048,119
  Investment in subsidiaries
     (equity method)...............................        16,136                     -            (16,136)                  -
  Investment in Parent.............................             -                42,040            (42,040)                  -
  Other assets.....................................        68,640                   601                  -              69,241
                                                    -------------           -----------         -----------       ------------
     Total assets                                      $1,243,382              $ 54,412         $  (79,472)         $1,218,322
                                                    =============           ===========         ===========       ============

  LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Current liabilities..............................    $  136,568              $ 26,010         $  (21,296)         $  141,282
  Long-term liabilities............................       727,267                12,266             (8,186)            731,347
  Stockholders' equity.............................       379,547                16,136            (49,990)            345,693
                                                    -------------           -----------         -----------       ------------
     Total liabilities and stockholders' equity....    $1,243,382              $ 54,412         $  (79,472)         $1,218,322
                                                    =============           ===========         ===========       ============


                                                     As of December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Magnum Hunter          Canvasback                         Magnum Hunter
                                                      Resources, Inc. and    Energy, Inc.                       Resources, Inc.
  Amounts in Thousands                                Guarantor Subs         (Non Guarantor)   Eliminations     Consolidated
  ---------------------------------------------------------------------------------------------------------------------------------

  ASSETS
  Current assets....................................     $   110,584            $  4,036        $  (16,524)        $   98,096
  Property and equipment
     (using full cost accounting)...................         994,766               6,843                 -          1,001,609
  Investment in subsidiaries
     (equity method)................................          15,431                   -           (15,431)                 -
  Investment in Parent..............................               -              39,563           (39,563)                 -
  Other assets......................................          69,345                 729                 -             70,074
                                                      --------------        ------------        -----------      ------------
     Total assets...................................     $ 1,190,126            $ 51,171        $  (71,518)        $1,169,779
                                                      ==============        ============        ===========      ============

  LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Current liabilities...............................     $   129,092            $ 16,551        $  (16,524)        $  129,119
  Long-term liabilities.............................         681,809              19,189           (10,534)           690,464
  Stockholders' equity..............................         379,225              15,431           (44,460)           350,196
                                                      --------------        ------------        -----------      ------------
     Total liabilities and stockholders' equity.....     $ 1,190,126            $ 51,171        $  (71,518)        $1,169,779
                                                      ==============        ============        ===========      ============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)



                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations

                                          For the Three Months Ended March 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                         Magnum Hunter             Canvasback                                     Magnum Hunter
                                         Resources, Inc. and       Energy, Inc.                                   Resources, Inc.
Amounts in Thousands                     Guarantor Subs            (Non Guarantor)          Eliminations          Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues................................        $ 78,880              $  1,174                  $     -              $  80,054
Expenses................................          67,814                   272                        -                 68,086
                                           --------------          ------------              -----------           ------------
Income before equity in sub earnings....          11,066                   902                        -                 11,968
Equity in net earnings of subsidiary....             894                  (121)                    (485)                   288
                                           --------------          ------------              -----------           ------------
Income before income taxes..............          11,960                   781                     (485)                12,256
Income tax provision....................          (4,369)                 (296)                       -                 (4,665)
                                           --------------          ------------              -----------           ------------
Income before cumulative change.........           7,591                   485                     (485)                 7,591
Cumulative change.......................             399                     -                        -                    399
                                           --------------          ------------              -----------           ------------
   Net income...........................        $  7,990              $    485                  $  (485)             $   7,990
                                           ==============          ============              ===========           ============


                                       For the Three Months Ended March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                           Magnum Hunter              Canvasback                            Magnum Hunter
                                           Resources, Inc. and        Energy, Inc.                          Resources, Inc.
Amounts in Thousands                       Guarantor Subs             (Non Guarantor)    Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues...............................           $  42,862              $   262            $    -                $  43,124
Expenses...............................              42,675                  193                 -                   42,868
                                              -------------           ----------          ---------             -----------
Income before equity in sub earnings...                 187                   69                 -                     256
Equity in net earnings of subsidiary...                 344                    -               (43)                    301
                                              -------------           ----------          ---------             -----------
Income before income taxes.............                 531                   69               (43)                    557
Income tax provision...................               6,915                  (26)                -                   6,889
                                              -------------           ----------          ---------             -----------
   Net income..........................           $   7,446              $    43            $  (43)               $  7,446
                                              =============           ==========          =========             ===========


                 Magnum Hunter Resources, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

                                For the Three Months Ended March 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                             Magnum Hunter               Canvasback                             Magnum Hunter
                                             Resources, Inc. and         Energy, Inc.                           Resources, Inc.
Amounts in Thousands                         Guarantor Subs              (Non Guarantor)     Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities......          $ 31,858                $  5,911            $      -             $  37,769
Cash flow from investing activities......           (35,376)                 (3,368)              2,477               (36,267)
Cash flow from financing activities......             3,883                  (2,420)             (2,477)               (1,014)
                                                 ------------            ------------         ----------          ------------
Net increase in cash.....................               365                     123                   -                   488
Cash at beginning of period..............             2,540                     529                   -                 3,069
                                                 ------------            ------------         ----------          ------------
   Cash at end of period.................          $  2,905                $    652            $      -             $   3,557
                                                 ============            ============         ==========          ============

                 MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003
                                   (Unaudited)


                                           For the Three Months Ended March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                          Magnum Hunter             Canvasback                                   Magnum Hunter
                                          Resources, Inc. and       Energy, Inc.                                 Resources, Inc.
Amounts in Thousands                      Guarantor Subs            (Non Guarantor)            Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities......     $  (26,058)             $   2,076                  $    -            $   (23,982)
Cash flow from investing activities......        (60,021)                (2,415)                      -                (62,436)
Cash flow from financing activities......         88,616                 (1,102)                      -                 87,514
                                             ------------           -----------                 --------          -------------
Net increase (decrease) in cash..........          2,537                 (1,441)                      -                  1,096
Cash at beginning of period..............            730                  2,025                       -                  2,755
                                             ------------           -----------                 --------          -------------
   Cash at end of period.................     $    3,267              $     584                  $    -            $     3,851
                                             ============           ===========                 ========          =============


NOTE 10 - SUBSEQUENT EVENTS

     On April 5, 2003, we reached an agreement for the sale of certain properties, primarily located in southern Louisiana, considered to be non-core assets. The preliminary purchase price, subject to certain purchase price adjustments, has been set at $13.4 million. The sale is scheduled to close on or before May 31, 2003.

     On May 1, 2003, we closed 20,000 Mmbtu/d of natural gas collar hedges for June through December 2003. In closing these contracts, we locked in a $5.7 million loss which will be recognized in earnings with the underlying forecasted commodity sales transactions in June through December 2003.

     On May 2, 2003, our Senior bank credit Facility was amended to allow for, among other items, an increase in the borrowing base from $250 million to $300 million and the extension of the maturity of the Facility to May 2, 2006.

     On May 2, 2003, we announced our election to redeem $50 million in principal amount of our outstanding 10% Senior Notes on June 2, 2003. We will pay a redemption price of 103.3% of par plus accrued interest, or approximately $51.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the fiscal year ended December 31, 2002. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management.

     There have been no changes to our critical accounting policies for the three month period ended March 31, 2003, except for accounting for asset retirement obligations and accounting for gains and losses from extinguishment of debt. SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective for us beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligations associated with long-lived assets. The offset to any liability recorded is added to the recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was effective for us beginning January 1, 2003. SFAS No. 145 requires us to classify gains or losses from debt extinguishment as additional interest expense. For a discussion of our other critical accounting policies, refer to the Company's Form 10-K for the period ended December 31, 2002.

     Throughout this document, we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" section of this document for an explanation of these types of assertions.

     Our results of operations have been significantly affected by our past success in acquiring oil and gas properties and our ability to maintain or increase oil and natural gas production through exploration, exploitation, and development activities. Fluctuations in oil and gas prices have also had a significant impact on our results of operations.

     During the first quarter of 2002, we merged with Prize Energy Corp. ("Prize"), a publicly traded independent oil and gas development and production company. The merger with Prize closed on March 15, 2002, but for operating and financial reporting purposes, was effective as of March 1, 2002. Accordingly, the results of operations for the three months ended March 31, 2002 include only one month of activity related to Prize while the same period in 2003 includes three months of activity related to Prize.

     The following table sets forth certain information with respect to our oil and gas operations and our gas gathering, marketing and processing operations:

                                                        Three Months Ended
                                                            March 31,
                                                -------------------------------
Oil and Gas Operations                              2003                   2002
---------------------------------------------   -----------            --------

Reported Production:
   Oil (Mbbls)................................         957                  670
   Gas (MMcf).................................      11,322                9,068
   Oil and Gas (Mmcfe)........................      17,063               13,089
   Equivalent Daily Rate (Mmcfe/day)..........       189.6                145.4
Average Sale Prices (after hedging)
   Oil (per Bbl)..............................     $ 27.39              $ 21.04
   Gas (per Mcf)..............................        3.83                 2.76
   Oil and Gas (per Mcfe).....................        4.08                 2.99
Effect of hedging activities (per Mcfe).......       (1.76)                0.44
Lease Operating Expense (per Mcfe)
   Lifting costs..............................        0.76                 0.68
   Production tax and other costs.............        0.54                 0.33
Gross margin (per Mcfe).......................        2.78                 1.98
Depreciation and depletion (per Mcfe).........     $  1.17              $  1.11

                                                         Three Months Ended
                                                             March 31,
                                                       -----------------------
Gas Gathering, Marketing and Processing Operations       2003           2002
----------------------------------------------------   --------       --------

Throughput Volumes (Mcf per day)
   Gathering....................................        15,514         15,257
   Processing...................................        22,768         17,880
Gross margin (in thousands).....................       $ 2,839        $   902
   Gathering (per Mcf throughput)...............       $  0.18        $  0.13
   Processing (per Mcf throughput)..............       $  1.25        $  0.38

Period-to-Period Comparison

For the Three Months Ended March 31, 2003 and 2002

     We reported net income of $8.0 million for the three months ended March 31, 2003, as compared to net income of $7.4 million for the same period in 2002, an increase of 7%. Total operating revenues increased 86% to $80.1 million, operating profit increased 179% to $25.9 million and net income before income tax increased 2,100% to $12.3 million in the 2003 period, due primarily to the Prize merger and increases in commodity prices in the 2003 period compared to the 2002 period. We recorded deferred income tax expense of $4.7 million for the three months in 2003 versus a deferred tax benefit of $6.9 million for the same period in 2002. The 2002 period income tax benefit resulted from the elimination of the $7.1 million valuation allowance that had been carried against deferred tax assets derived from net operating loss carryovers. As a result of the Prize merger, we believe that this tax asset can be fully realized. Additionally, the 2003 period includes the cumulative effect on prior years of a change in accounting principle due to the adoption of SFAS No. 143 relating to asset retirement obligations. The cumulative effect was a gain of $399 thousand, net of income tax expense of $244 thousand, or $0.01 per share, both basic and diluted. Basic and diluted earnings per share were $0.12 in the 2003 period versus basic and diluted earnings per share of $0.18 and $0.17, respectively, in the 2002 period. The decline in earnings per share was caused by an increase in basic and diluted shares outstanding of 60% and 57%, respectively, primarily as a result of the Prize merger.

Oil and Gas Operations:

     For the three months ended March 31, 2003, we reported oil production of 957 thousand barrels and gas production of 11.3 billion cubic feet, which represents an increase of 43% in oil produced and an increase of 25% in gas produced from the comparable period in 2002. Our reported equivalent daily rate of production on a million cubic feet per day basis (Mmcfe/day) increased 30% to
189.6 Mmcfe/day in the 2003 period. These increases were primarily the result of the merger with Prize and the success of our drilling program offsetting normal production declines.

     Oil revenues increased 86% to $26.2 million in the first quarter of 2003 compared to the same period in 2002. The oil price received, after hedging effects, was $27.39 per Bbl in the 2003 period compared to $21.04 per Bbl for the same period in 2002, an increase of 30%. Gas revenues increased 73% to $43.4 million in the first quarter of 2003 versus the same period in 2002. The gas price received, after hedging effects, was $3.83 per Mcf in 2003 compared to $2.76 per Mcf for the same period in 2002, an increase of 39%.

     From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices. During the 2003 period, hedging decreased the average price we received for oil by $5.07 per Bbl and decreased the average price we received for gas by $2.22 per Mcf. During the first quarter of 2003, we had approximately 60.0 MMcf/d of gas of gas hedged through fixed price swaps with a weighted average price of $3.01 per MMbtu and approximately 40.0 MMcf/d of gas hedged through cost-less collars with a weighted average floor price of $3.06 per MMbtu and a weighted average ceiling price of $4.30 per MMbtu. Approximately 79% of first quarter 2003 natural gas production was hedged. On the crude side, we had approximately 1,000 Bbls/d hedged through fixed price swaps with a weighted average price of $21.25 per barrel and approximately 6,000 Bbls/d hedged through cost-less collars with a weighted average floor price of $23.00 per Bbl and a weighted average ceiling price of $27.00 per Bbl. Approximately 66% of first quarter 2003 crude oil production was hedged. For the second quarter of 2003, we have approximately 60.0 MMcf/d of gas production hedged through fixed price swaps with a weighted average price of $3.01 per MMbtu and approximately 40.0 MMcf/d of gas production hedged through cost-less collars with a weighted average floor price of $3.06 and a weighted average ceiling price of $4.30. For the third and fourth quarters of 2003, we have approximately 10.0 MMcf/d hedged through fixed price swaps with a weighted average price of $3.65 per MMbtu and approximately
90.0 MMcf/d hedged through cost-less collars with a weighted average floor price of $2.89 and a weighted average ceiling price of $3.87. In addition, for the remainder of 2003, we have hedged 1,000 Bbls/d of crude oil production through a fixed price swap with a price of $21.25 per Bbl and 6,000 Bbls/d of crude oil production through cost-less collars with a weighted average floor price of $23.00 per Bbl and a weighted average ceiling price of $27.00 per Bbl.

     On May 1, 2003, we closed 20,000 Mmbtu/d of natural gas collar hedges for June through December 2003. In closing these contracts, we locked in a $5.7 million loss which will be recognized in earnings with the underlying forecasted commodity sales transactions in June through December 2003.

     Lease operating expense consists of lifting costs and production tax and other costs. For the 2003 period, lifting costs were $12.9 million versus $8.9 million in the 2002 period, an increase of 45%. Production taxes and other costs were $9.2 million in the 2003 period versus $4.3 million in the 2002 period, an increase of 113%. Both increases were primarily attributable to the Prize merger. For the 2003 period, lifting costs, on a unit of production basis, were $0.76 per Mcfe as compared to $0.68 per Mcfe in the 2002 period, an increase of 12% due to an increase in workover and remedial expense as well as higher recurring costs associated with oil production acquired with the Prize properties. Production tax and other costs were $0.54 per Mcfe in the 2003 period compared to $0.33 per Mcfe in the 2002 period, an increase of 64%. The increase is primarily due to higher production taxes caused by higher commodity prices received in the 2003 period.

     Our gross margin realized from oil and gas operations (oil and gas revenues less lease operating expenses) for the 2003 period was $47.4 million, or $2.78 per Mcfe, compared to $25.9 million, or $1.98 per Mcfe in the 2002 period, an increase of 40% on a per unit of production basis, as a result of a 36% increase in revenue per Mcfe, offset by a 29% increase in lease operating expense per Mcfe.

     Depreciation, depletion and accretion of oil and gas properties was $20.0 million in 2003 versus $14.5 million in 2002. The 2003 period included accretion expense relating to asset retirement obligations (due to the adoption of SFAS No. 143) of $638 thousand. On a unit of production basis, depreciation and depletion expense was $1.17 per Mcfe produced in the 2003 period versus $1.11 per Mcfe produced in the 2002 period. This 5% increase in the equivalent unit cost was due primarily to an increase in development costs associated with our activities in the Gulf of Mexico.

     Segment profit for oil and gas operations was $26.9 million for the three months of 2003 versus $10.5 million for the same period in 2002, an increase of 156%.

Gathering, Marketing and Processing Operations:

     For the three months ended March 31, 2003, our gas gathering system throughput was 15.5 MMcf/day versus 15.3 MMcf/day for the same period in 2002, an increase of 2%. Gas processing throughput was 22.8 MMcf/day in 2003 versus
17.9 MMcf/day in 2002, an increase of 27%. This increase is primarily due to the acquisition of a 100% owned interest in the Elmore City processing plant as a result of the Prize merger.

     Revenues from gas gathering, marketing and processing increased 162% to $9.4 million in 2003 versus $3.6 million in 2002. Operating costs for the gas gathering, marketing and processing segment increased 144% to $6.5 million in 2003 from $2.7 million in 2002. Both the revenues and operating cost increases were the result of increased gas processing throughput and higher commodity prices.

     The gross margin realized from gas gathering, marketing and processing for the 2003 period was $2.8 million versus $902 thousand in the 2002 period, an increase of 215%. The gas gathering margin was $0.18 per Mcf gathered in 2003 versus $0.13 per Mcf in 2002 due to higher gathering fees and commodity prices. The gas processing margin was $1.25 per Mcf in 2003 compared to $0.38 per Mcf in 2002, due to the addition of the Elmore City plant and improved plant processing spreads.

     Depreciation expense for gas gathering, marketing and processing for the 2003 period was $576 thousand versus $370 thousand for the same period in 2002, an increase of 56% due to the addition of the Elmore City plant in the Prize merger.

     Segment profit for the gas gathering, marketing and processing segment was $2.3 million in the 2003 period versus $472 thousand for the 2002 period, an increase of 387%.

Oil Field Management Services Operations:

     Revenues from oil field management services increased 175% to $1.1 million in the first quarter of 2003 versus $392 thousand in the first quarter of 2002. This increase is primarily due to the Prize merger. Operating costs increased 211% to $857 thousand in 2003 from 2002, also due to the Prize merger. The gross margin for this segment in 2003 was $222 thousand versus $116 thousand in 2002, an increase of 91%, due to overhead costs charged. Depreciation expense was

$146 thousand in the 2003 period versus $105 thousand in the 2002 period, an increase of 39% due to the Prize merger. Segment profit was $75 thousand for the three months in 2003 versus a loss of $77 thousand for the same period in 2002.

Other Income and Expenses:

     Total depreciation, depletion, amortization and accretion expense was $21.5 million in the 2003 period versus $15.1 million in the 2002 period, an increase of 42% primarily a result of increased production due to the Prize merger.

     General and administrative expense for 2003 increased 26% to $3.2 million from $2.5 million in 2002. The primary cause for this increase was an increase in salary, benefits and retirement plan expenses and an increase in the company's overall headcount associated with its merger with Prize. We recorded equity in earnings of affiliate of $288 thousand in 2003 versus earnings of $301 thousand in 2002. This decrease was due to net losses from operations of our 32% owned remote data gathering affiliate. Other income was $118 thousand for 2003 versus $57 thousand in 2002, caused by an increase in interest income. The company recognized a $369 thousand gain in other non-cash hedging adjustments in 2003 versus a $593 thousand loss in 2002. In the 2003 period, $324 thousand of the hedging gain relates to the amortization of commodity hedge assets acquired in the Prize merger, while $45 thousand was due to recording hedge ineffectiveness.

     We incurred costs associated with the early retirement of debt of $1.9 million in the three months of 2003 versus $1.0 million in the same period of 2002. The 2003 period costs were associated with the $30.0 million redemption of our 10% Senior Notes in January 2003. The 2002 period costs were associated with the amendment of our senior bank credit facility in connection with the Prize merger.

     Interest expense was $12.6 million for 2003 versus $7.5 million for 2002, as a result of the addition of $300 million in 9.6% Senior Notes in March 2002 in connection with the Prize merger. Our weighted average interest rate paid under our senior bank credit facility was 3.3% in the 2003 period versus 4.4% in the 2002 period.

     The effective tax rate was 38.1% and (123.7)% for the three months ended March 31, 2003 and 2002, respectively. The variance from the statutory rate of 35% was due to state income taxes in the 2003 period and to the release of the valuation allowance on previously reserved deferred tax assets in the 2002 period.

Liquidity and Capital Resources

     CASH FLOW AND WORKING CAPITAL. Net cash provided (used) by operating activities for the three month period in 2003 and 2002 was $37.8 million and $(24.0) million, respectively. The substantial increase in our operating cash flows in 2003 from 2002 was primarily the result of large payments in the first quarter of 2002 on payables that had accumulated at year-end as well as current liability balances acquired in the merger with Prize. We also benefited in the 2003 period from the return of $8.9 million in margins we had posted on certain commodity hedged positions. Our net working capital position at March 31, 2003 was a deficit of $40.3 million, which included a $47.8 million net current derivative liability on commodity and interest rate hedges due to continued increases in commodities prices over our hedged prices. If actual commodities prices realized remain higher than our hedged prices during 2003, the resulting higher cash proceeds from our production will offset any amounts ultimately paid out on these derivative liabilities. At March 31, 2003, we had $83.3 million available to be drawn under our Senior Bank credit facility (the "Facility").

     Although there were higher commodities prices received on our production in the first quarter of 2003 over the prior year's same period, our realized prices (after commodity hedges) were lowered by approximately $1.76 per Mcfe for our combined oil and gas production. Approximately 79% of our first quarter natural gas production was hedged; 60% of these hedged volumes were through fixed price swaps with a weighted average price of $3.01 per Mmbtu, and 40% were through collars with a weighted average floor price of $3.06 per MMbtu and a weighted average ceiling price of $4.30 per MMbtu. These gas hedges remain in effect through June 2003; for the remainder of 2003, we have hedged approximately 72% of our forecasted gas production. Approximately 10% of our hedged volumes are through fixed price swaps with a weighted average price of $3.65 per MMbtu, and 90% are through collars with a weighted average floor price of $2.89 per Mmbtu and a weighted average ceiling price of $3.87 per Mmbtu. Approximately 66% of our first quarter crude oil production was hedged; approximately 14% of our hedged volumes were through fixed price swaps with a weighted average price of $21.25 per Bbl, and approximately 86% was hedged through collars with a weighted average floor of $23.00 per Bbl and a weighted average ceiling of $27.00 per Bbl. These hedges remain in effect through December 2003.

     INVESTING ACTIVITIES. Net cash used in investing activities was $36.3 million for the three months ended March 31, 2003. We made capital expenditures of $35.9 million under our $100 million capital budget during the first quarter of 2003. Our capital expenditures are discussed in further detail below. For 2003, we also received proceeds from the sale of assets of $106 thousand and paid out $487 thousand in revenues received on properties sold during 2002.

     Net cash used in investing activities was $62.4 million for the three months ended March 31, 2002. We made capital expenditures of $19 million during the first three months of 2002. Additionally, we paid $41.1 million associated with the Prize merger and made a loan of $2.4 million to a minority-owned affiliate.

     FINANCING ACTIVITIES. Net cash used by financing activities was $1.0 million for the first quarter of 2003. We borrowed a total of $104.1 million during the period, and repaid borrowings of $67.8 million. We paid $29.1 million to redeem $30.0 million in principal of our 10% Senior Notes, at a price of 105% of par. The $31.5 million paid to redeem the Notes was reduced by approximately $2.4 million in redeemed Notes which were held by a wholly-owned subsidiary. We also loaned our KSOP $660 thousand to purchase shares of our common stock and paid $7.1 million to purchase an additional 1.3 million shares of treasury stock. We also spent $318 thousand to purchase stock for our deferred compensation plan.

     Net cash provided by financing activities was $87.5 million in the 2002 period. We borrowed a total of $534.2 million, including $300 million in new 9.6% Senior Notes, $185.6 million under the new Senior Bank credit facility, and the remainder under the previous credit facility and from other sources. During the period we also repaid borrowings of $431.3 million, including $155.7 million to pay off the previous credit facility, $245.8 million to pay off the Prize credit facility in connection with the merger, and the remainder to pay off other indebtedness. We paid $11.8 million in fees related to the newly issued Senior Notes and the new Senior Bank credit facility, loaned $2.5 million to the ESOP, purchased treasury stock for $1.3 million, and had net proceeds from the issuance of common stock of $145 thousand. Our financing activities are discussed in further detail below.

     CAPITAL RESOURCES. The following discussion of Magnum Hunter's capital resources refers to the company and our affiliates. Internally generated cash flow and the borrowing capacity under our Facility are our major sources of liquidity. From time to time, we may also sell non-strategic properties in order to increase liquidity. In addition, we may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, we have accessed both the public and private capital markets to provide liquidity for specific activities and general corporate purposes.

     We amended our Facility in May 2003. The amended Facility provides for total borrowings of $300 million, up from $250 million. Additionally, the expiration date of the Facility was extended to May 2006. The increase will be used to retire an additional $50 million of our 10% Senior Notes at 103.3% of par plus accrued interest, or approximately $51.7 million. At March 31, 2003, we had $83.3 million available under this Facility.

     On April 5, 2003, we reached an agreement for the sale of certain oil and gas properties considered to be non-strategic assets. The preliminary purchase price, subject to certain purchase price adjustments, has been set at $13.4 million. The sale is scheduled to close on or before May 31, 2003.

     On March 7, 2002, Canvasback entered into a $10.0 million revolving credit agreement with a financial institution. This loan is collateralized by the 10% Senior Notes Canvasback holds. During 2002, this revolving loan was converted into a $7 million term loan. The proceeds of $2.3 million received by Canvasback by the bond redemption were used to reduce the outstanding balance to $4.7 million.

     On May 1, 2002, our Board of Directors announced an expansion of our existing stock repurchase program originally established in June 2001. The company or our affiliates were authorized to repurchase up to 2.0 million shares of our common stock. On October 17, 2002, our Board of Directors approved a new
3.0 million share repurchase program. Approximately 4.1 million shares have been purchased through March 31, 2003 under these programs, and approximately 900 thousand remain available for repurchase.

     On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves. If the outstanding senior bank debt exceeds the redetermined borrowing base, the company must repay the excess. The next redetermination date will be no later than June 30, 2003.

     Our internally generated cash flow, results of operations, and financing for our operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, our earnings and cash flows may be adversely affected in spite of our commodity hedging activities. We believe that our cash flow from operations, existing working capital and availability under our Facility will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2003.

     CAPITAL EXPENDITURES. During the 2003 period, our total capital expenditures were $35.9 million. Exploration activities accounted for $12.0 million, development activities accounted for $20.9 million, additions to unproved properties not accounted for as exploration or development expenditures accounted for $2.9 million, and additions to other assets accounted for $125 thousand of the capital expenditures. We participated in the drilling of 29 wells during the 2003 period, of which 26 were considered successful. Of the 29 wells drilled, 7 were exploratory wells, of which 4 were successful, and 22 were development wells, all of which were successful. As of March 31, 2003, we had total unproved oil and gas property costs of $167.0 million.

     For calendar year 2003, we have budgeted approximately $100 million for exploration and development activities. We are not contractually obligated to proceed with any of our material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within our control or ability to forecast, including drilling results, oilfield service costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations. In the normal course of business, we review opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with our growth strategy, bids or offers in amounts and with terms acceptable to us may be submitted. It is uncertain whether any such bids or offers which may be submitted by us from time to time, will be acceptable to the sellers. In the event of a future significant acquisition, we may require additional financing in connection therewith.

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

Inflation and Changes in Prices

     During the 2003 period, we experienced significant increases in the price for both oil and natural gas compared to the same period in the previous year. The results of operations and cash flow of the company have been, and will continue to be, affected by the volatility in oil and natural gas prices. Should we experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, we would expect that there would also be a corresponding increase in oil and gas finding costs, lease acquisition costs, and operating expenses. Periodically, we enter into hedging contracts to reduce the effects of significant fluctuations in crude oil and natural gas prices. At inception, commodity hedge positions may not exceed 75% of the natural gas and 90% of the crude oil forecasted current (18 months) commodity production. For non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for natural gas and crude oil may not exceed 75%. A portion of our oil and natural gas production will be subject to price fluctuations unless we enter into additional hedging transactions. For the remainder of 2003, we have approximately 70% of our combined crude oil and natural gas production hedged.

     We market oil and natural gas for our own account, which exposes us to the attendant commodities risk. A large portion of our natural gas production is currently sold to a 30% owned affiliate, NGTS, LLC, or end-users either on the spot market on a month-to-month basis at prevailing spot market prices, or under long-term contracts based on current spot market prices. We normally sell our oil under month-to-month contracts to a variety of purchasers.

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

     We were obligated to seven crude oil derivatives, eighteen natural gas derivatives, and two interest rate derivatives on March 31, 2003. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

     At March 31, 2003, the fair value of the company's derivatives were as follows (in thousands):

        Derivative Liabilities
        -----------------------------------------
        Natural gas collars......................                 $ 33,294
        Natural gas swaps........................                   13,508
        Crude oil collars........................                    3,089
        Crude oil swaps..........................                    2,157
        Interest rate swaps......................                      758
                                                              ------------
        Total derivative liabilities.............                 $ 52,806
                                                              ============

     For the three month period ended March 31, 2003, the income statement includes a non-cash hedging ineffectiveness gain of $45 thousand related to the crude oil and natural gas derivatives and a non-cash gain of $324 thousand related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amounts relating to hedge contracts acquired in the Prize merger that will be reclassified into the income statement in years 2003 and 2004 are a $1.0 million gain and $0.8 million gain, respectively. It is estimated at this time that $28.6 million of other comprehensive loss will be reclassified into the income statement during the next 12 months.

     On May 1, 2003, we closed 20,000 Mmbtu/d of natural gas collar hedges for June through December 2003. In closing these contracts, we locked in a $5.7 million loss which will be recognized in earnings with the underlying forecasted commodity sales transactions in June through December 2003.

New Accounting Standards

     SFAS No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. Upon adoption of SFAS No. 143, we recorded an addition to oil and gas properties of $25.4 million, an asset retirement obligation of $30.4 million, a reduction of accumulated depletion of $5.6 million, and a pre-tax gain of $ 643 thousand.

     SFAS No. 145 - SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" became effective beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 requires us to reclassify extraordinary items for debt extinguishment costs which did not meet the criteria as described in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as additional expense.

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

     SFAS No. 148 - The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123", in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. We have no plans at this time to change our method to the fair value based method from the intrinsic value method. We account for our stock-based employee compensation plans under
the  measurement  and  recognition   principles  of  APB  Opinion  No.  25,
"Accounting for Stock Issued to Employees and Related Interpretations". Accordingly, we do not reflect any stock-based compensation in net income because all options granted under these plans had an exercise price equal to the market value of our stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except for per share amounts):

                                                                               Three Months Ended March 31,
                                                                               2003                    2002
                                                                            ----------               ---------
Net income, as reported................................................        $7,990                 $7,446
     Deduct:  Total stock-based employee compensation
       determined under fair value-based  method for all awards,
       net of related tax effects......................................          (671)                  (688)
                                                                            ----------               ---------
Pro forma net income...................................................        $7,319                 $6,758
                                                                            ==========               =========
Earnings per share:
     Basic - as reported...............................................        $ 0.12                 $ 0.18
                                                                            ==========               =========
     Basic - pro forma.................................................        $ 0.11                 $ 0.16
                                                                            ==========               =========
     Diluted - as reported.............................................        $ 0.12                 $ 0.17
                                                                            ==========               =========
     Diluted - pro forma...............................................        $ 0.11                 $ 0.16
                                                                            ==========               =========

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

     In the past we have provided trade guarantees on behalf of our 30% owned affiliate, NGTS, LLC. In the event that NGTS, LLC is unable to fulfill its obligations with certain vendors, we would be obligated for cash payments of up to $5.6 million to these vendors. We have not recorded these as a liability on our books at March 31, 2003 because we do not expect to have to perform under these guarantees. The last of these guarantees expires in July 2003, and we do not intend to issue any additional guarantees on behalf of NGTS, LLC. We have provided no other guarantees on behalf of any unconsolidated entities and do not intend to issue any.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     Our operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Commodity Price Swaps and Options

     We produce, purchase, and sell crude oil, natural gas, condensate, and natural gas liquids. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces and conditions. We have previously engaged in oil and gas hedging activities and intend to continue to consider various hedging arrangements to realize commodity prices which we consider favorable. The company engages in hedging contracts for a portion of its oil and gas production through various contracts ("Swap Agreements"). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

     The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet crude oil and Henry Hub natural gas, and the Inside FERC natural gas index price posting ("Index"). We have contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the specified Index prices for each month applied to the related contract volumes. To the extent the Index exceeds the contract price, we pay the spread, and to the extent the contract price exceeds the Index price, we receive the spread. In addition, we have combined option contracts which have agreed upon price floors and ceilings ("Costless collars"). To the extent the Index price exceeds the contract ceiling, we pay the spread between the ceiling and the Index price applied tothe related contract volumes. To the extent the contract floor exceeds the Index, we receive the spread between the contract floor and the Index price applied to the related contract volumes.

     To the extent we receive the spread between the contract price and the Index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to its results of operations as a result of nonperformance by such parties.

     The following is a summary of our open commodity hedge contracts as of March 31, 2003:

                                                                                    Weighted Average
Commodity              Type              Volume/Day             Duration                  Price
---------------    -------------     ------------------      ---------------       ------------------
Natural Gas            Swap            60,000 MMBTU           Apr 03 - Jun 03            $3.01
Natural Gas            Swap            10,000 MMBTU           Jul 03 - Dec 03            $3.65
Natural Gas           Collar           40,000 MMBTU           Apr 03 - Jun 03        $3.06 - $4.30
Natural Gas           Collar           90,000 MMBTU           Jul 03 - Dec 03        $2.89 - $3.87
Natural Gas           Collar           55,000 MMBTU           Jan 04 - Dec 04        $3.64 - $4.93
Crude Oil              Swap             1,000 BBL             Apr 03 - Dec 03            $21.25
Crude Oil             Collar            6,000 BBL             Apr 03 - Dec 03       $23.00 - $27.00
Crude Oil             Collar            1,000 BBL             Jan 04 - Dec 04       $23.00 - $27.00


     Based on future market prices at March 31, 2003, the fair value of open commodity hedging contracts was a liability of $52.0 million. If future market prices were to increase 10% from those in effect at March 31, 2003, the fair value of open contracts would be a liability of $85.1 million. If future market prices were to decline 10% from those in effect at March 31, 2003, the fair value of the open contracts would be a liability of $27.3 million.

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

Interest Rate Swaps

     On August 9, 2001, the company entered into two interest rate swaps in order to shift a portion of its variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps:


            Type                         Notional Amount         Termination Date              Pay Rate            Receive Rate
------------------------------------     ---------------      ------------------------  ----------------------- -------------------

Pay Fixed/Receive Variable                 $50,000,000               8/23/03                 4.25% Fixed           3 month LIBOR
                                                                                                                  (currently 1.34%)

     Based on future market rates at March 31, 2003, the fair value of open contracts was a liability of $758 thousand. If future market rates were to increase 10% from those in effect at March 31, 2003, the fair value of open contracts would be a liability of $742 thousand. If future market rates were to decline 10% from those in effect at March 31, 2003, the fair value of the open contracts would be a liability of $774 thousand.

     Fixed and Variable Rate Debt. The company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the company to market risk related to changes in interest rates.

     The following table presents the carrying and fair value of our debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes, which are valued at their last traded value before March 31, 2003.


             Expected Maturity Dates                 2003         2004-6        2007           2012         Total     Fair Value
  --------------------------------------------   -------------------------------------------------------------------------------
                 (in thousands)

Variable Rate Debt:
Bank Debt with Recourse (a)......................   $     -      $164,175     $      -       $      -     $164,175     $164,175
Bank Debt without Recourse (b)...................   $     -      $  4,652     $      -       $      -      $ 4,652     $  4,652
Capital Leases (c)...............................   $ 1,372      $  5,324     $  2,182       $      -      $ 8,878     $  8,878

Fixed Rate Debt:
Senior Notes (d).................................   $     -      $      -     $101,814       $      -     $101,814     $105,887
Senior Notes (e).................................   $     -      $      -     $      -       $300,000     $300,000     $324,000
Production Payment liability (f).................   $     -      $     87     $      -       $      -       $   87     $     87


---------------

(a)    The average interest rate on the bank debt with recourse is 3.3%.
(b)    The average interest rate on the bank debt without recourse is 5.9%.
(c)    The average interest rate on the two capital leases is 4.7%.
(d     The interest rate on the senior notes due 2007 is a fixed 10%.
(e)    The interest rate on the senior notes due 2012 is a fixed 9.6%.
(f)    The interest rate on the production payment liability is a fixed 13.5%.

Item 4. Controls and Procedures

     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures [as defined in Rules 240.13a-14 (c) and 15d-14 (c) promulgated under the Securities Exchange Act of 1934] as of a date within ninety days before the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the company, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the company required to be disclosed in the reports the company files or submits under the Securities Exchange Act of 1934. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

                          PART III - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number     Description of Exhibit

3.1 & 4.1  Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File
           No. 33-30298-D)
3.2 & 4.2  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990)
3.3 & 4.3  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
           Statement on Form SB-2, File No. 33-66190)
3.4 & 4.4  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
           Statement on Form S-3, File No. 333-30453)
3.5 & 4.5  Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
3.6 & 4.6  By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No.
           33-66190)
3.7 & 4.7  Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File No.
           333-76774)
3.8 & 4.8  Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997)
3.9 & 4.9  Amendment to Certificate of Designations for 1996 Series A Convertible Preferred Stock
           (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453)
4.10       Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock
           Transfer & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File No. 333-82552)
4.11       Form of Warrant Agreement by and between Midland Resources, Inc. and Stock Transfer Company of America, Inc., as warrant agent, dated November 1, 1990 (Incorporated by reference to
           Registration Statement on Form S-3, File No. 333-83376)
4.12       Form of Warrant Agreement by and between Vista Energy Resources, Inc. and American Stock
           Transfer & Trust Company, as warrant agent, dated October 28, 1998 (Incorporated by reference to
           Registration Statement on Form S-3, File No. 333-83376)
4.13       Indenture dated May 29, 1997 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee (Incorporated by
           reference to Registration Statement on Form S-4, File No. 333-2290)
4.14       Supplemental Indenture dated January 27, 1999 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and First Union National Bank of North Carolina, as Trustee
           (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998 filed April 14,
           1999)
4.15       Form of 10% Senior Note due 2007 (Incorporated by reference to Registration Statement on Form
           S-4, File No. 333-2290)
4.16       Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to
           Form 10-K for the year ended December 31, 2001)
4.17       Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter
           Resources, Inc. and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to
           Form 8-K dated January 7, 1998, filed January 9, 1998)
10.1       Fourth Amended and Restated Credit Agreement, dated March 15, 2002, between Magnum Hunter
           Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2001)
10.2       Amendment to Fourth Amended and Restated Credit Agreement (Incorporated by reference to Form 10-Q for the period ended June 30, 2002)
10.3*      Amendment to Fourth Amended and Restated Credit Agreement
10.4       Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.5      Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999 filed March 30, 2000)
10.6      Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the year ended
          December 31, 2002)
10.7      Employment Agreement for R. Douglas Cronk (Incorporated by reference to Form 10-K for the year ended December 31, 2002)
10.8      Employment Agreement for Charles Erwin (Incorporated by reference to Form 10-K for the year ended December 31, 2002)
10.9      Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and
          Gas Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by
          reference to Form 8-K, dated April 30, 1997, filed May 12, 1997)
10.10     Purchase and Sale Agreement between Magnum Hunter Resources, Inc., NGTS, et al, dated
          December 17, 1997 (Incorporated by reference to Form 8-K, dated December 17, 1997, filed
          December 29, 1997)
10.11     Purchase and Sale Agreement dated November 25, 1998 between Magnum Hunter Production, Inc.
          and Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-
          end December 31, 1998, filed April 14, 1999)
10.12     Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000)
99.1*     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002, signed by Gary C. Evans
99.2*     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002, signed by Chris Tong
99.3*     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Gary C. Evans
99.4*     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Chris Tong

*Filed herewith

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.



By   /s/  Gary C. Evans                                      May 15, 2003
     -------------------------------------------------------
     Gary C. Evans
     Chairman, President and Chief Executive Officer




By   /s/  Chris Tong                                         May 15, 2003
     -------------------------------------------------------
     Chris Tong
     Senior Vice President and Chief Financial Officer



By   /s/  Morgan F. Johnston                                 May 15, 2003
     -------------------------------------------------------
     Morgan F. Johnston
     Senior Vice President, General Counsel and Secretary




By   /s/  David S. Krueger                                   May 15, 2003
     -------------------------------------------------------
     David S. Krueger
     Vice President and Chief Accounting Officer