Form 10-K
period 2003-12-31
MAGNUM HUNTER RESOURCES INC
filed 2004-03-15
CIK 854271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[ X ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________.

Commission File No. 1-12508

MAGNUM HUNTER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0462881 (I.R.S. Employer Identification No.)

600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039 (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (972) 401-0752

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock ($.002 par value)	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes [ X ]     No [    ]

As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the New York Stock Exchange, was $537,254,295.62.

The number of shares outstanding of the registrant's common stock at March 5, 2004 was 68,903,516.

TABLE OF CONTENTS

Securities and Exchange Commission
Item Number and Description

	PART I
Item 1	Business	1
	The Company	1
	Business Strategy	2
	Properties	3
	Development and Exploration Activities	8
	Gathering and Processing of Gas	9
	Marketing of Production	10
	Petroleum Management and Consulting Services	10
	Competition	11
	Regulations	11
	Employees	13
	Facilities	13
	Risk Factors	14
Item 2	Description of Properties	20
	Oil and Gas Reserves	20
	Oil and Gas Production, Prices and Costs	22
	Drilling Activity	23
	Oil and Gas Wells	24
	Oil and Gas Acreage	24
Item 3	Legal Proceedings	24
Item 4	Submission of Matters to a Vote of Security Holders	25

	PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	25
Item 6	Selected Financial Data	26
Item 7	Management Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8	Financial Statements and Unaudited Supplementary Data	49
Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	50
Item 9A	Controls and Procedures	50

	PART III
Item 10	Directors and Officers of the Registrant	51
Item 11	Executive Compensation	56
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13	Certain Relationships and Related Transactions	59
Item 14	Principal Accountant Fees and Services	59
	Glossary	60
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	62

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	future stock market valuations;
•	repayment of debt;
•	business strategies;
•	expansion and growth of operations; and
•	future operating results and financial condition.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including:

•	general economic and business conditions;
•	prices of crude oil, natural gas and natural gas liquids and industry expectations about future prices;
•	the business opportunities, or lack of opportunities, that may be presented to and pursued by us; and
•	changes in laws or regulations.

These factors are in addition to the risks described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this document. Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Item 1. Business

The Company

In this Annual Report on Form 10–K, the words “Magnum Hunter”, “company”, “we”, “our”, and “us” refer to Magnum Hunter Resources, Inc., and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC). We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet site located at www.magnumhunter.com. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Magnum Hunter was organized in 1989 as a Nevada corporation. We are an independent energy company engaged in the exploration, exploitation and development, acquisition and operation of oil and gas properties with a geographic focus in the Mid-Continent Region, Permian Basin Region, Gulf Coast Region and the Gulf of Mexico. Our management has implemented a business strategy that emphasizes the acquisition of long-lived proved reserves with significant exploitation and development opportunities where we generally can control the operations of the properties.

As part of this strategy, from 1996 through 2003, we acquired significant properties from Burlington Resources Inc. (“Burlington”), Spirit Energy 76 (“Spirit 76”), a business unit of Union Oil Company of California, Vastar Resources, Inc. (“Vastar”) and Mallon Resources Corporation (“Mallon”). On March 15, 2002, we acquired Prize Energy Corp. (“Prize”), which was merged into one of our wholly owned subsidiaries. Prize was a publicly traded independent oil and gas company engaged primarily in the acquisition, enhancement and exploitation of producing oil and gas properties. Prize owned oil and gas properties principally located in three core operating areas, which were in the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Oklahoma and the Texas Panhandle. Over 80% of Prize’s oil and gas property base was located in Texas. In addition to our focus on selected exploratory drilling prospects in the Gulf of Mexico as described below, we intend to continue to concentrate our efforts on additional producing property acquisitions strategically located within our geographic area of operations. We also intend to continue to develop our substantial inventory of drilling and workover opportunities located onshore.

Additionally, we own and operate three gas gathering systems covering over 480 miles and a 50% or greater ownership interest in four natural gas processing plants that are located adjacent to certain company-owned and operated producing properties within the states of Texas, Oklahoma and Arkansas.

At December 31, 2003, Magnum Hunter had an interest in 5,591 wells and had estimated proved reserves of 838.4 Bcfe with a present value discounted at 10% (PV-10) of $1.48 billion. PV-10 differs from the standardized measure of cash flows set forth in the notes to the Consolidated Financial Statements of the company, which is calculated after provision for future income taxes. Approximately 75% of these reserves were proved developed reserves with a geographic breakdown as follows: 35% attributable to the Mid-Continent Region, 46% attributable to the Permian Basin Region, 8% attributable to the Gulf Coast Region and 11% attributable to the Gulf of Mexico. At December 31, 2003, our proved reserves had an estimated reserve life of approximately 10 years and were 59% natural gas. The company serves as operator for approximately 79% of our properties, based on the gross number of wells in which we own an interest, and 72% of our properties, based upon the year-end PV-10 value.

Business Strategy

Our overall strategy is to increase our reserves, production, cash flow and earnings, utilizing a properly balanced program of:

•	selective exploration;
•	the exploitation and development of acquired properties; and
•	strategic acquisitions of additional proved reserves.

The following are key elements of our strategy:

Exploration.     We plan to continue to participate in drilling Gulf of Mexico exploratory wells in an effort to add higher-output production to our reserve mix, especially during high commodity price periods. The continued use of 3-D seismic information as a tool in our exploratory drilling in the Gulf of Mexico will be significant. Over the last three years, we have built a significant inventory of undrilled offshore lease blocks. We plan to continue to align ourselves with other active Gulf of Mexico industry partners who have similar philosophies and goals with respect to a “fast track” program of placing new production online. This typically involves drilling wells near existing infrastructure such as production platforms, facilities and pipelines. We also maintain an active onshore exploration program primarily concentrated in West Texas and Southeastern New Mexico where we have various other operations in core areas. From time to time, we participate in higher-risk new exploration projects generated by third parties in areas along the Gulf Coast of Texas and Louisiana.

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

Management of Overhead and Operating Costs. We will continue to emphasize strict cost controls in all aspects of our business and will continue to seek to operate our properties wherever possible, utilizing a minimum number of personnel. By operating the substantial majority of our properties (approximately 72% of our properties on a PV-10 basis), we will generally be able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities. This operating control also provides greater flexibility as to the timing requirements to fund new capital expenditures. By strictly controlling Magnum Hunter’s general and administrative expenses, management strives to maximize our net operating margin.

Properties

The company’s major properties are located in four core areas: (i) the Mid-Continent region, (ii) the Permian Basin, (iii) the Gulf Coast region and (iv) the Gulf of Mexico.

Mid-Continent Region

The Company’s Mid-Continent operations include assets principally located in the Ardmore Basin in south central Oklahoma/Texas Panhandle and in Southwestern Arkansas. The majority of these properties were acquired from Burlington Resources, Spirit 76, Vastar and Prize. Approximately 75% of the estimated reserves are natural gas and 25% are oil located on approximately 235,083 net mineral leasehold acres in twenty-seven counties in Oklahoma, eleven counties in Texas and two counties in Arkansas. As of December 31, 2003, DeGolyer and MacNaughton (“D&M”) and Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent reservoir engineers, have estimated the Mid-Continent properties proved reserves at 10.5 MMBbl of oil and 183.7 Bcf of natural gas, or, on a natural gas equivalent basis, 246.5 Bcfe. D&M and Cawley Gillespie further estimated the PV-10 for the Mid-Continent properties to be $396.8 million as of December 31, 2003. Total net daily production from the Mid-Continent properties for the month of December 2003 was 35.9 MMcf/d for natural gas and 1,437 Bbl/d of oil and natural gas liquids or 44.5 MMcfe/d. Magnum Hunter’s wholly-owned subsidiary, Gruy Petroleum Management Co. (“Gruy”), is the operator of approximately 85% of the wells located in the Mid-Continent Region. Additional Mid-Continent development drilling, recompletion activities and improvements to existing waterflood operations will focus on the Walnut Bend Field, the Madill Field and the Eola-Robberson Field.

Panoma.     The Panoma properties currently consist of approximately 521 natural gas wells in the West Panhandle, East Panhandle, and South Erick Fields along a corridor 66 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce natural gas from the Granite Wash and/or Brown Dolomite formations. For the month of December 2003, net natural gas sales were approximately 9.6 MMcf/d, which excludes liquids processed from this natural gas stream through our gas processing facility located adjacent to these fields, known as the McLean Plant. Development continues with increased density drilling in the West Panhandle.

Eola-Robberson.     The Eola-Robberson Field is located in Garvin County, Oklahoma and has been producing since 1920. It is productive in multiple reservoirs from the fractured Devonion Klippe at 6,400 feet to the Basal Oil Creek at 11,800 feet. The field has primarily been developed within two units, the Eola North Fault Block Unit and the South Eola Bromide Sand Unit. The waterfloods for this field were discontinued in 1992, with the South Eola Bromide Sand Unit being disbanded in 2003. The wellbores are being recompleted into bypassed oil pockets in the Bromide, McLish and Oil Creek and the fractured gas reservoirs such as the Sycamore, Woodford, Hunton and Viola. We have an interest in 66 producing wells, with working interests varying from 8% to 100%. We operate all but four of these wells. For the month of December 2003, net production from the field averaged 6,869 Mcf/d and 446 Bbl/d.

Cumberland.     The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000 feet to 6,800 feet. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The “Shallow Gas” zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development drilling plans exist for four additional proved undeveloped locations to exploit the shallow gas on 160 acre spacing and one proved undeveloped location in the Oil Creek formation. The shallowest zone in the field is the Goddard, which is a channel sand. We have an interest in 74 active wells, with working interests varying from 17% to

100%.     We operate all but ten of these wells. For the month of December 2003, net production from the field averaged 5,123 Mcf/d and 142 Bbl/d.

Walnut Bend.     The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930‘s and produces oil and gas from numerous intervals ranging in depth from 2,000 feet in the Montgomery sands to over 7,000 feet in the Ellenburger carbonate. There are currently 107 active producing wells and 31 active injection wells. Our working interest ownership in the wells is approximately 91%. For the month of December 2003, net production from the wells averaged 102 Mcf/d and 598 Bbl/d. Current activities in the field include a recompletion program on both active and inactive wellbores as identified by a two-year geological study. This will include the initiation of numerous small waterflood projects.

Madill.     The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750 feet to 5,700 feet. There are currently 57 active producing wells. Magnum Hunter’s working interest ownership in the wells varies from 41% to 100%. For the month of December 2003, net production from the wells averaged 1,324 Mcf/d and 124 Bbl/d.

Permian Basin

The company’s Permian Basin operations include assets located in Southwest Texas, far West Texas and Southeastern New Mexico with an interest in 3,372 wells located in 170 different fields. Magnum Hunter’s wholly-owned subsidiary, Gruy, is the operator of approximately 77% of the producing wells. Management believes the Permian Basin properties will continue to provide significant opportunities for exploitation of oil and natural gas through development drilling, workovers, recompletions, and optimization of enhanced oil recovery projects. As of December 31, 2003, the Permian Basin properties had proved reserves of 41.6 MMBbl of oil and 188.6 Bcf of natural gas, or on a natural gas equivalent basis, 438.5 Bcfe with a net pre-tax PV-10 value of $633 million as of December 31, 2003. Total net daily production from the Permian Basin properties for the month of December 2003 was approximately 42,358 Mcf/d of natural gas and 6,552 Bbls/d of oil, or 81.7 MMcfe/d.

In evaluating the Permian Basin properties, Magnum Hunter has identified over 170 drilling locations including developmental production and injection wells. The top valued fields in the Permian Basin are Westbrook, Warwink, Howard Glasscock, Jo-Mill, Kermit, Keystone, Willo, P&P and the Southeastern New Mexico area.

Westbrook.     The Westbrook field is located in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. Gruy operates the Southwest Westbrook Unit and Morrison G lease and the company owns an 89% and 100% working interest, respectively. The company also owns a small working interest in the ChevronTexaco operated North Westbrook Unit. As of December 31, 2003, there were 116 active wells in these three leases. For the month of December 2003, net production from the wells averaged 471 Bbl/d.

The initial wells in this area were drilled in the 1920‘s and waterflood operations began in the 1960‘s. The company is actively drilling infill wells and optimizing waterflood operations in the Southwest Westbrook Unit.

Warwink.     The Warwink field is located in Ward and Winkler Counties, Texas. The company owns interests in 85 wells producing from the Cherry Canyon formation at depths from 4,800 to 7,400 feet. The company’s working interest ownership in these wells varies from 71% to 85% and all wells are operated by Gruy. For the month of December 2003, the company’s net production from these wells averaged 661 Bbl/d and 1,613 Mcf/d.

The wells in this field have multiple stacked Cherry Canyon sands that can be produced together. Several behind pipe zones have been identified and the company is actively adding these zones in the existing wells.

Howard Glasscock. The Howard Glasscock field is located on the border of Howard and Glasscock Counties, Texas. The company owns an interest in 311 wells, of which 78% are operated by Gruy. The company acquired additional interests in 2002 on two properties, regaining operations and increasing the working interest from 50% to 100%. The company’s working interest in the other wells in this area range from 5% to 100%. For the month of December 2003, the company’s net production from these wells averaged 721 Bbl/d for oil, and 143 Mcf/d for gas.

The properties in the Howard Glasscock field consist of multiple waterfloods in the San Andres, Glorietta and Clearfork formations. The company also owns interests in leases that have been identified as future waterflood candidates.

Jo-Mill.     The Jo-Mill field is located in Borden County, Texas and produces in the Sprayberry formation at approximately 7,100 to 7,500 feet. The company owns a non-operated working interest that ranges from 0.5% to 33% in three different waterflood units. The company’s net production from these three units averaged 631 Bbl/d and 238 Mcf/d in December of 2003.

These fields were unitized between 1963 and 1973 and were initially waterflooded on a peripheral pattern with 80 acre spacing. Since the mid 70‘s, multiple infill wells have been drilled to convert the floods to a line drive pattern on 40 acre spacing. D&M has assigned net proved undeveloped reserves of 1,091 MMcfe to an additional 13 locations in the ChevronTexaco operated Jo-Mill Unit.

Kermit.     The Kermit field is located in the heart of Winkler County, Texas. The company owns interests in 184 oil and gas wells with a working interest varying from 21% to 100%. Gruy operates 87% of the wells in this field. The average December 2003 net production from these wells was 178 Bbl/d and 4,360 Mcf/d.

The wells in this field produce from several different horizons, including the Ellenburger, McKee, Fusselman, Devonian, Clearfork, Holt, Colby and Yates. The majority of the wells the company has an interest in are currently producing from the Yates gas cap.

Keystone.     The Keystone field is located in Winkler County, Texas. The company owns an interest in 233 oil and gas wells of which 99.6% are operated by Gruy. These wells produced an average of 259 Bbl/d and 503 Mcf/d net in December 2003.

The company owns 100% working interests in the East Keystone Unit where waterflood operations commenced in June of 2002. This unit is flooding the San Andres and Holt formations on a 20 acre 5 spot pattern. Initial waterflood response has been seen in some parts of the field.

Willo.     The Willo field is located in Crockett and Val Verde Counties, Texas. The company owns an interest in 14 oil and gas wells producing from the Ellenburger, Strawn and Canyon/Wolfcamp formations. The company’s working interest ranges from 23% to 100% in this field with 82% of the wells operated by Gruy. The company’s average net production for December 2003 for these wells was 1,908 Mcf/d. The most prolific zone in this field is the Ellenburger dolomite at an average depth of 14,000 feet. This zone accounts for 95% of the 10.8 MMcfe net proved developed producing reserves assigned to this field by D&M. Proved undeveloped reserves of 17.2 MMcfe net for six additional Ellenburger wells have been identified by D&M.

P&P.     The P&P field is located in Crane County, Texas producing from the Devonian at a depth of 5,500 feet. This field was unitized as the River Bend Devonian Unit for waterflood operations in 2000. Water injection was started in September of 2000 and the unit has experienced an increase in net oil production from 160 Bbl/d in April of 2001 to 318 Bbl/d in December of 2003. The company owns a 47% working interest in 20 wells and all are operated by Gruy.

This field is located adjacent to the Gruy operated Abell Devonian Unit that has been under waterflood operations in the Devonian since 1961. Proved undeveloped reserves were assigned by D&M to the River Bend Devonian Unit in contemplation of a carbon dioxide injection project that is anticipated to follow waterflood operations.

Southeast New Mexico. The Southeast New Mexico properties consist of approximately 760 wells in Lea and Eddy Counties, of which 80% are operated by Gruy. Several of the company’s fields in Lea County produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. The average net production for the Southeast New Mexico properties for December 2003 was 1,405 Bbl/d and 25,230 Mcf/d.

The company has been actively drilling increased density wells in the Morrow formation at approximately 11,500 feet. The company participated in 26 Morrow wells in 2003 and has 23 wells planned for 2004. D&M has identified 62 proved undeveloped locations for the Morrow, with net reserves of 42.1 MMcfe.

Several of the Morrow wells have identified behind pipe pay in the Atoka and Strawn formations. A recent recompletion to the Strawn formation from the Morrow in the Magnum 5 Federal #2 came in flowing at rates over 800 Bbl/d and 3,000 Mcf/d gross. The company has a 50% working interest in this well. An offset was drilled that came in flowing at rates over 450 Bbl/d and 2,500 Mcf/d. Two additional wells are being drilled in this area. The company has a 50% working interest in these wells.

Gulf Coast

We own an interest in 416 wells in the Gulf Coast region, of which Gruy is the operator of approximately 64% of the wells. Magnum Hunter has received an engineering evaluation from D&M on the net reserves in the Gulf Coast. According to D&M, as of December 31, 2003, the Gulf Coast properties had proved reserves of 2.0 MMBbl of oil and 59.6 Bcf of natural gas, or on a natural gas equivalent basis, 71.8 Bcfe. D&M further estimated the PV-10 for the Gulf Coast properties to be $143.4 million as of December 31, 2003. Approximately 83% of the estimated reserves are natural gas and 17% are oil. Total net daily production from the Gulf Coast properties for the month of December 2003 was approximately 13.5 MMcf/d of natural gas and 534 Bbls/d of oil.

The principal fields in the onshore Gulf Coast region are Buchel, Provident City, Alta Loma and Word, North.

Buchel.     The company operates seven producing wells, one shut-in well and one salt water disposal well in this Dewitt County, Texas field. We have an 87.5% working interest in two of the wells and own a 100% working interest in the remaining wells. The producing interval in the Buchel field is the lower cretaceous Edwards formation at approximately 14,000 feet. Production averaged 1,910 Mcf/d and 17 Bbl/d in December 2003 net to the company’s interest. Net proved reserves for this field were 11.0 Bcfe as of December 31, 2003.

Provident City. The company owns varying working interests, between 1% and 100%, in 25 wells in this field located in Lavaca County, Texas. Six of the wells are company operated. Production is primarily from the Wilcox formation at 8,500 feet to 17,500 feet with the remaining production from the shallow Frio and Yegua formations at 2,700 feet to 6,500 feet. Production attributable to the company’s interest averaged 2,676 Mcf/d and 12 Bbl/d in December 2003. As of December 31, 2003, the net proved reserves assigned to this field were 7.0 Bcfe.

Alta Loma. The company owns a 41% and a 48% working interest in two producing wells in this field. In addition, we also own and operate a salt water disposal well. This field is located in Galveston County, Texas and produces from the Frio formation at approximately 12,500 feet. Production attributable to the company’s interest averaged 1,103 Mcf/d and 82 Bbl/d in December 2003. As of December 31, 2003, the net proved reserves assigned to this field were 5.8 Bcfe.

Word, North. We own varying working interests, between 4% and 100%, in 24 wells in this field located in Lavaca County, Texas. Eighteen of the wells are operated by us. Production is from the Edwards formation at approximately 14,000 feet and averaged 1,345 Mcf/d and 15 Bbl/d in December 2003 net to our interest. Net proved reserves for this field were 10.2 Bcfe as of December 31, 2003.

Gulf of Mexico

Our initial entry into the Gulf of Mexico occurred March 27, 1998 when we acquired approximately 40% beneficial ownership interest in TEL Offshore Trust. One year later in May 1999, we began participating as a working interest owner in new exploratory drilling on the shallow water shelf. We currently own an interest in 174 blocks in the Gulf of Mexico ranging from 12.5% to 100%. Proved reserves have been assigned in 52 blocks encompassing 80 gross wells (31.1 net wells). The company operates 20 of these wells (14.4 net wells). According to D&M, as of December 31, 2003, the Gulf of Mexico properties had proved reserves of 3.3 MMBbl of oil and 62 Bcf of natural gas (81.6 Bcfe) with a PV-10 value of $308 million. Approximately 76% of the estimated reserves are natural gas and the remaining 24% is oil. Total net daily production from the Gulf of Mexico properties for the month of December 2003 was 42.8 MMcf/d of natural gas and 1,797 Bbls/d of oil. At December 31, 2003, the company had six additional discoveries that are scheduled to commence production in 2004.

South Marsh Island 24. Our interest in South Marsh Island 24 consists of a 30% working interest in one well operated by Remington Oil & Gas. Production is from the Upper Miocene Big A sand at approximately 16,500 feet. The field is located in 72 feet of water on Federal leases south of Iberia Parish, Louisiana. First production was established in May 2003 and averaged 4,192 Mcf/d and 166 Bbl/d in December 2003, net to our interest. The net proved reserves attributable to this well were 5.75 Bcfe as of December 31, 2003.

Main Pass 178 Area. This area comprises Main Pass blocks 163, 164 and 178 and is located in Federal waters east of Plaquemines Parish, Louisiana in water depths of 124 feet to 150 feet. The company owns a 100% working interest and operates four existing wells from two platforms; and added a third well and platform in 2003, in which the company owns a 60% working interest. First production was established in December 2001. These wells produce from various sands of Lower Pliocene to Middle Miocene age, at depths ranging from 4,800 feet to 12,000 feet. Production attributable to the company’s interest averaged 4,093 Mcf/d and 95 Bbl/d in December 2003. Net proved reserves for the Main Pass Area were 14 Bcfe as of December 31, 2003.

Eugene Island 397 Area. This area encompasses Eugene Island block 397 and Green Canyon blocks 4 and 48. We own a 12.5% working interest in ten wells operated by W&T Offshore. The wells are located in Federal waters south of St. Mary Parish, Louisiana in a water depth of 404 feet. Production from the first well was initiated in April 2002. Subsequent wells were put on production as they were completed, with 3 wells having come on line in 2003. These wells produce from various sands of Lower Pleistocene to Upper Pliocene, at depths ranging from 6,500 feet to 9,700 feet. Production attributable to the company’s interest averaged 314 Mcf/d and 149 Bbl/d in December 2003. As of December 31, 2003, the net proved reserves for the Eugene Island 397 Area were 4.4 Bcfe.

Eugene Island 302. Our interest in Eugene Island 302 consists of a 30% working interest in three wells operated by Remington Oil & Gas. Current production is from Ang B and Basal Nebraskan zones ranging in depth from 6,000 feet to 10,000 feet. The field is located in 220 feet of water on Federal leases south of St. Mary Parish, Louisiana. First production from the initial two wells was established in May 2002, with the third well going on production in September 2003. Production attributable to the company’s interest averaged 958 Mcf/d and 440 Bbl/d in December 2003. Net proved reserves attributable to these three wells were 4.5 Bcfe as of December 31, 2003.

South Timbalier 265 Area. This area encompasses South Timbalier blocks 250, 264 and 265 and is located in Federal waters south of Terrebonne Parish, Louisiana in water depths of 185 feet to 225 feet. The company owns working interests in sixteen wells ranging from 40% to 100%. The company operates all of the wells from five platforms. The company initially acquired its interest in South Timbalier 265 through a like-kind property exchange with Kerr McGee in August 2000. Additional interests in the area were acquired from El Paso in March 2001. The wells produce from various sands ranging in depth from 4,800 feet to 16,000 feet. The ST 264-B platform and two new wells were put on production in November 2003. Production averaged 5,607 Mcf/d and 150 Bbl/d in December 2003 net to the company’s interest. As of December 31, 2003, the net proved reserves for the South Timbalier 265 Area were 10.8 Bcfe.

West Cameron 426. Our interest in West Cameron consists of a 50% working interest in one well operated by Remington Oil & Gas. Production is from the Bul 1 sand at approximately 7,100 feet. The field is located in 102 feet of water on Federal leases south of Cameron Parish, Louisiana. First production was established in March 2003 and averaged 3,727 Mcf/d in December 2003 net to our interest. The net proved reserves attributable to this well were 2.4 Bcfe as of December 31, 2003.

Gas Processing Plants

McLean Plant. In January 1997, we complemented our Panoma acquisition by purchasing a 50% ownership interest in the McLean Gas Plant and a related 22 mile products pipeline. This plant is a modern cryogenic plant utilizing approximately 2,000 horsepower of high speed compression and a gas processing capacity of approximately 23 MMcf/d. For the month of December 2003, throughput of the plant averaged 7.35 MMcf/d with processed liquids of 518 Bbl/d. The McLean Gas plant keeps 100% of the liquids recovered through the plant and pays the producer a value per Btu for the shrink and residue allocable to each producer’s production less a gathering fee, plant and compression fuel and system loss.

Madill Plant. In December 1999, we acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma, and were acquired in conjunction with our 50% partner, Carrera Gas Gathering Co., L.L.C., of Tulsa, Oklahoma, who acquired the other 50% of the gas plant and associated assets. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 MMcf/d. For the month of December 2003, throughput of the plant averaged 7.9 MMcf/d of natural gas with processed liquids of 494 Bbl/d. The Madill Gas Plant processes natural gas under contracts that are primarily percent of proceeds (“POP”) based contracts. The contracts’ percentages vary depending on volume and producer.

Walker Creek Plant. In conjunction with the Vastar acquisition, we acquired an approximate 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, we sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P., of which we are the general partner. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower of leased compression and has a gas processing capacity of 12 Mmcf/d. For the month of December 2003, throughput of the plant averaged 3.3 MMcf/d with processed liquids of 191 Bbl/d. The Walker Creek Plant is run for the sole benefit of the Walker Creek Unit. No third party production is delivered into the facility. All residue and NGL proceeds and plant costs are allocated to the Walker Creek Unit.

Elmore City Processing Plant. We acquired a 100% ownership interest in the Elmore City Plant in the Prize merger. This gas processing facility and associated gathering system assets are located in Garvin County, Oklahoma. These facilities include over 25 miles of gathering pipelines and an NGL extraction plant consisting of a cryogenic unit and approximately 7,000 horsepower of various types of compressors. The plant’s 2003 throughput averaged 10.2 MMcf/d with a total throughput capacity of approximately 35 MMcf/d. For the month of December 2003, throughput of the plant averaged 10.6 MMcf/d with processed liquids of 931 Bbl/d. The Elmore City Plant processes natural gas under contracts that are solely POP contracts. The plant receives on average approximately 20% of the residue and 40% to 45% of the recovered liquids attributable to a producer’s gas delivered into the system.

Development and Exploration Activities

Overview

We intend to continue to focus our efforts on exploration, property acquisitions and our substantial inventory of exploitation and development drilling projects.

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

Development Drilling

Magnum Hunter’s development strategy focuses on maximizing the value and productivity of our oil and gas asset base through development drilling and enhanced recovery projects. We have budgeted approximately $56.5 million for exploitation and development activities for 2004 with $43.9 million of such budget allocated to our proved undeveloped reserves. We have identified 552 development drilling locations and workover opportunities on our properties to which proved reserves have been attributed. In exploiting our producing properties, we rely upon our in-house technical staff of petroleum engineering and geological professionals and utilize the services of outside consultants on a selective basis.

Mid-Continent Region. A total of 191 development drilling locations and workover opportunities have been identified in the Mid-Continent Region. Increased density drilling will continue to enhance the value of the Panoma Prospect. Approximately 101 drilling locations have been identified as proven, many of which were reclassified as proven in late 2003 when Magnum Hunter received regulatory approval to reclassify its westernmost Panoma acreage. Spacing for those units was changed from 640 acres to 160 acres per well.

Additional Mid-Continent development opportunities center around recompletion opportunities in the Eola-Robberson, North Madill, Cumberland and Walnut Bend Fields. All of these fields are large, multi-pay fields with a large well count. Approximately 38 recompletion opportunities have been identified in those four fields.

Permian Basin Properties. Magnum Hunter has maintained a continuous two-rig drilling program in Southeast New Mexico for nearly two years. Target reservoirs are Morrow, Strawn and Atoka at depths down to 13,000 feet. The majority of the wells drilled have been increased density wells. Primary fields drilled in 2003 and scheduled for 2004 are White City and South Carlsbad in Eddy County and the Quail Ridge in Lea County. A total of 23 wells are budgeted for 2004. Magnum Hunter’s working interest ranges from 5% to 100%, with an average in the 50% to 60% range. Most of the drilling through February 2004 has been on acreage acquired in the Burlington, Permian and Mallon acquisitions. We recently have entered into two separate agreements with ChevronTexaco which allows Magnum Hunter to drill on all ChevronTexaco acreage in the White City/Carlsbad area, whether undrilled leased acreage or acreage held by existing production. The farmouts cover approximately 14,880 acres and will allow Magnum Hunter to drill up to 56 wells. Additional similar farmouts are in the various stages with other large producers in the general area.

Additional development drilling in the Permian Basin centers around increased density drilling in the Westbrook Field in Mitchell County, Texas, where we drilled 12 wells in 2003 and have a similar program scheduled for 2004. Several well sidetrack recompletions are planned for the Brunson Ranch Field in Loving County, Texas with starting dates post 2004. Also numerous proven undeveloped locations have been identified in Lea County, New Mexico targeting the shallow intervals down to approximately 3,000 feet.

Exploratory Drilling

We spent $36.8 million of our $175.5 million 2003 capital expenditures on exploratory drilling and related land and geophysical costs. Twenty offshore exploratory wells were drilled in 2003, of which 14 were completed as producing wells providing us with a 70% success rate. We entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This program has yielded 76 completions in 93 attempts by the end of 2003, and as the proved reserves associated with these new wells are developed, they have been adding significant cash flow. Production from our producing blocks was approximately 53.6 MMcfe/d net to the company as of December 2003. Eight new platforms scheduled to commence production in the first half of 2004 should add to these levels. We own an interest ranging from 12.5% to 100% in 174 offshore blocks and expect to add to the number of OCS blocks in 2004. An aggressive drilling program will continue in 2004.

The onshore exploration program remains active. One of the Morrow tests drilled in New Mexico was a true exploratory test in which Magnum Hunter held a 100% working interest. The well found gas in the Morrow, as well as from the Strawn zone. We participated in additional exploration in West Texas on successful projects with Oxy Oil and Gas and EOG Resources.

Gathering and Processing of Gas

Hunter Gas Gathering, Inc., a wholly-owned subsidiary of the company, owns three gas gathering systems located in Oklahoma, Texas and Arkansas, none of which are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), and has ownership interests in four gas processing plants. Gruy operates all of the gas gathering systems and two of the gas processing plants.

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

The Panoma system, the largest of our gas gathering systems, consists of approximately 449 miles of pipeline. The main trunk lines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. At December 31, 2003, gas throughput for the Panoma gas gathering system was approximately 15.3 MMcf/d. The Panoma gas gathering system is connected to a third party “header” system which provides access to all major interstate pipelines in the area via seven pipeline interconnects serving Midwestern, Western and Oklahoma intrastate markets. We operate approximately 523 of the approximately 610 wells connected to the Panoma system, and are actively seeking to add new wells to this system through acquisition, development or arrangements with third party producers.

Effective January 1997, we purchased a 50% ownership interest in the McLean Gas Plant, a gas processing facility located adjacent to our gas gathering system. The purchase also included a 22 mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 Mmcf/d. For the month of December 2003, throughput, net to Hunter Gas Gathering, was approximately 7.35 MMcf/d with processed liquids of 518 Bbl/d. We acquired our 50% ownership interest in the plant from Carrera Gas Company, L.L.C. (“Carrera”) of Tulsa, Oklahoma, which owns the remaining 50% of the plant and operates the facility on our behalf.

We acquired a 100% ownership interest in the Elmore City Plant in the Prize merger. This gas processing facility and associated gathering system assets are located in Garvin County, Oklahoma. These facilities include over 25 miles of gathering pipelines and an NGL extraction plant consisting of a cryogenic unit and approximately 7,000 horsepower of various types of compression. The plant’s 2003 throughput has averaged 10.3 MMcf/d with 924 Bbls/d of processed liquids with a total throughput capacity of approximately 35 MMcf/d.

In December 1999, we acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with our 50% partner, Carrera. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 MMcf/d. For the month of December 2003, throughput of the plant, net to Hunter Gas Gathering, was approximately 7.9 MMcf/d of natural gas with processed liquids of 494 Bbl/d.

In conjunction with the Vastar acquisition, we acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, we sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P., of which we are the general partner. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 MMcf/d. The Walker Creek Plant is run for the sole benefit of the Walker Creek Unit. There is not any third party production delivering into the facility nor is the facility set up as a separate business unit. All residue and NGL proceeds and plant costs are allocated to the Walker Creek Unit. For the month of December 2003, throughput of the plant was approximately 3.3 MMcf/d with processed liquids of 191 Bbl/d.

Marketing of Production

We market all of our gas production as well as gas we purchase from third parties to gas marketing firms or end-users either on (i) the spot market under contracts of less than one year at prevailing spot market prices (approximately 75% of our volume) or (ii) at market responsive prices under multi-year contracts (approximately 25% of our volume). Marketing gas for our own account exposes the company to the attendant commodities risk which we attempt to mitigate through various financial hedges. We normally sell our own oil under month-to-month contracts with a variety of crude oil purchasers. Oil is usually sold for our own account through the services of Enmark Services, a marketing agent in Dallas, Texas. While we have historically been able to sell oil above posted prices, we are also exposed to the commodities risk inherent in short-term contracts which we attempt to mitigate through various financial hedges. For a discussion of our hedging activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hedging Activity” and Note 12 to our consolidated financial statements.

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

Petroleum Management and Consulting Services

We acquired Gruy in December 1995. Gruy, which conducts operations for both Magnum Hunter and third parties, has managed properties for nearly half a century for financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. Gruy provides drilling, completion and other well-site services; advice regarding environmental and other regulatory compliance; receipt and disbursement functions, expert witness testimony and other managerial services and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties, gathering systems and processing plants located in Texas, Oklahoma, Mississippi, Louisiana, New Mexico and Kansas. Gruy is an important component of our acquisition program. As the operator of wells for third parties and as a provider of consulting services for the energy industry, Gruy is often uniquely able to identify attractive acquisition opportunities.

For additional information on our business segments, see Note 15 to our consolidated financial statements.

Competition

The oil and gas industry is highly competitive. Our competitors include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have substantially greater financial resources and larger staffs and facilities than those of the company. In addition, we frequently encounter competition in the acquisition of oil and gas properties, gas gathering systems, gas processing plants and in our management and consulting business. The principal means of such competition are the amount and terms of the consideration offered. The principal means of such competition with respect to the sale of oil and gas production are product availability and price. The price at which our products may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil, natural gas, nuclear power, hydroelectric power and coal, and competition among various gas producers and marketers.

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

Federal Regulation of Sales Prices and Transportation

Currently, there are no federal, state or local laws that regulate the price for sales of our natural gas, NGLs, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 (“NGPA”). Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938 (“NGA”). While these controls do not apply directly to the company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. Historically, the natural gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

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

Environmental Regulation

Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), and the Safe Drinking Water Act (“SDWA”), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

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

Employees

At December 31, 2003, we had 222 full-time employees of which 51 were management, 95 were administrative and 76 were field personnel. None of our employees are represented by a union. Management considers our relations with employees to be very good.

Facilities

Magnum Hunter occupies approximately 23,386 square feet of office space at 600 East Las Colinas Boulevard, Suite 1100, Irving, Texas, under a lease that expires in November 2005. We also occupy approximately 19,635 square feet of office space in Grapevine, Texas, under a lease that expires in December 2005. We own field offices and production yards in Shamrock, Gainesville and Victoria, Texas, Cumberland and Madill, Oklahoma, Carlsbad, New Mexico and Taylor, Arkansas. We also lease field production offices in Midland, Kermit and Abilene, Texas; Artesia and Eunice, New Mexico; and Oklahoma City and Woodward, Oklahoma.

RISK FACTORS

Risks related to the oil and gas industry

A decrease in oil and natural gas prices will adversely affect our financial results.

Our revenues, profitability and the carrying value of our oil and gas properties depend substantially upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Oil and gas prices also substantially affect our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on attractive terms. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas fluctuate widely in response to:

•	relatively minor changes in the supply of, and demand for, oil and gas;
•	market uncertainty both domestically and worldwide; and
•	a variety of additional factors, all of which are beyond our control.

These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Also, our ability to market our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Currently, we sell substantially all our gas production to gas marketing firms or end users on the spot market on a month-to-month basis at prevailing spot market prices.

Under the full cost accounting method, we are required to take a non-cash charge against earnings if capitalized costs of acquisition, exploration and development, net of depletion, depreciation and amortization, less deferred income taxes, exceed the present value of our proved reserves and the lower of cost or fair value of unproved properties after income tax effects. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase. We did not incur a write-down of our oil and gas property pool during 2003.

You should not place undue reliance on our reserve data because they are estimates.

This document contains and incorporates by reference estimates of our oil and gas reserves and the future net cash flows that were prepared by independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of proved reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The estimates rely on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves.

You should not construe the present value of proved reserves referred to in this document as the current market value of the estimated proved reserves of oil and natural gas attributable to our properties. We have based the estimated discounted future net cash flows from proved reserves generally on year-end prices and costs, but actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flows:

•	the timing of both production and related expenses;
•	changes in consumption levels; and
•	governmental regulations or taxation.

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

Our future success depends upon our ability to find or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully explore, develop or acquire properties containing proved reserves, our proved reserves will generally decline as we produce them. The decline rate varies depending upon reservoir characteristics and other factors. Our future oil and gas reserves and production, and, therefore, cash flow and income, depend greatly upon our success in exploiting our current reserves and acquiring or finding additional reserves. We cannot assure you that our planned development projects and acquisition activities will result in significant additional reserves or that we will successfully drill productive wells at economic returns to replace our current and future production.

Our operations are subject to delays and cost overruns, and our activities may not be profitable.

We intend to increase our exploration activities and to continue our development activities. Exploratory drilling and, to a lesser extent, developmental drilling of oil and gas reserves involve a high degree of risk. In recent years, we have expanded and have increased our capital expenditures on our exploration efforts, including offshore exploration, which involve a higher degree of risk than our development activities. It is possible that we will not obtain any commercial production or that drilling and completion costs will exceed the value of production. The cost of drilling, completing and operating wells is often uncertain. Numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment, may curtail, delay or cancel drilling operations. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

We conduct waterflood projects and other secondary recovery operations.

Secondary recovery operations involve certain risks, especially the use of water flooding techniques. Our inventory of development prospects includes waterflood projects. With respect to our properties located in the Permian Basin, we have identified significant potential expenditures related to further developing existing waterfloods. Waterflooding involves significant capital expenditures and uncertainty as to the total amount of recoverable secondary reserves. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related production enhancement costs. Costs are also higher during the later stages of the life of the project as production declines. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the amount of primary production, the porosity and permeability of the formation, the technique used, the location of injector wells and the spacing of both producing and injector wells.

We hedge our oil and gas production.

Periodically, we have entered into hedging transactions to reduce the effects of fluctuations in crude oil and natural gas prices. At February 16, 2004, Magnum Hunter had approximately 50% of its natural gas production and 60% of its crude oil production hedged through December 31, 2004. In addition, at February 16, 2004, Magnum Hunter had 25% of its natural gas production and none of its crude oil production hedged for calendar year 2005. The hedging activities of the company, while intended to reduce sensitivity to changes in market prices of oil and gas, are subject to a number of risks including instances in which we or the counterparties to our hedging contracts fail to perform. Additionally, the fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. Most of our hedging contracts are in the form of collars, which limit the benefit we would otherwise receive if actual prices exceed the collars.

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

Numerous environmental laws, including but not limited to, those governing the management of waste, the protection of water and air quality, the discharge of materials into the environment, and the preservation of natural resources, impact and influence our operations. If we fail to comply with environmental laws regarding the discharge of oil, gas, or other materials into the air, soil or water we may be subject to liabilities to the government and third parties, including civil and criminal penalties. These regulations may require us to incur costs to remedy the discharge. Laws and regulations protecting the environment have become more stringent in recent years, and may, in some circumstances, result in liability for environmental damage regardless of negligence or fault. New laws or regulations, or modifications of or new interpretations of existing laws and regulations, may increase substantially the cost of compliance or adversely affect our oil and gas operations and financial condition. From time to time, we have agreed to indemnify sellers of producing properties against some liabilities for environmental claims associated with these properties. Material indemnity claims may also arise with respect to properties acquired by or from us. Additionally, as a result of our merger with Prize in 2002, we are responsible for any environmental liabilities Prize may have had in the past or which may occur in the future from Prize’s properties. While we do not anticipate incurring material costs in connection with environmental compliance and remediation, we cannot guarantee that we will not incur material costs.

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

The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause us substantial losses. In addition, we may be liable for environmental damage caused by previous owners of property we own or lease. As a result, we may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses. An event that is not fully covered by insurance — for example, losses resulting from pollution and environmental risks, which are not fully insurable — could have a material adverse effect on our financial condition and results of operations.

Exploratory drilling is an uncertain process with many risks.

Exploratory drilling involves numerous risks, including the risks that we will not find any commercially productive natural gas or oil reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs or in the delivery of equipment.

Our future drilling activity may not be successful, nor can we be sure that our overall drilling success rate, or our drilling success rate for activity within a particular area, will not decline. Unsuccessful drilling activities could have a material effect on our results of operations and financial condition. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified numerous potential drilling locations, we cannot be sure that we will ever drill them or that we will produce natural gas or oil from them or any other potential drilling locations.

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

As our merger with Prize in 2002 demonstrates, we have begun to focus our acquisition efforts on larger packages of oil and gas properties. Acquisitions of larger oil and gas properties may involve substantially higher costs and may pose additional issues regarding operations and management. We cannot assure you that we will be able to successfully integrate all of the oil and gas properties that we acquire into our operations or that we will achieve desired profitability objectives.

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

Risks related to substantial leverage

We have a significant amount of debt that could adversely affect our financial health and prevent us from fulfilling our obligations.

We have now and will continue to have a significant amount of indebtedness. As of February 16, 2004, we had total indebtedness of approximately $597.2 million.

In connection with our merger with Prize in 2002, we issued $300 million of 9.6% Senior Notes due 2012 and established a new credit facility (“Facility”) with a borrowing base of $350 million as of December 1, 2003, that is secured by the assets of the combined company. Proceeds from the 9.6% Senior Notes offering and borrowings under the Facility were used to refinance the outstanding indebtedness under the existing senior credit facilities of both Magnum Hunter and Prize, fund the cash component of the merger consideration in the merger with Prize and pay costs and fees associated with the merger. Although in December 2003 we repaid the remaining $60 million in principal amount of our 10% Senior Notes due 2007, we incurred $125 million of new debt through our offering of floating rate convertible senior notes due 2023 (“Convertible Notes”) and we have a modified borrowing base of $255 million under our Facility in addition to the $300 million in principal amount of our 9.6% Senior Notes due 2012. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. The covenants contained in our Facility and the indenture relating to our 9.6% Senior Notes require us to meet financial tests and limit our ability to borrow additional funds or to acquire or dispose of assets. Also, our ability to obtain additional financing in the future may be impaired by our substantial leverage. Additionally, the senior, as opposed to subordinated, status of our 9.6% Senior Notes due 2012 and the Convertible Notes, our high debt to equity ratio, and the pledge of substantially all of our assets as collateral for our Facility will, for the foreseeable future, make it difficult for us to obtain financing on an unsecured basis or to obtain secured financing other than “purchase money” indebtedness collateralized by the acquired assets.

Our substantial indebtedness could make it more difficult for us to satisfy our obligations; increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; force us to sell assets or seek additional capital to service our indebtedness which we may be unable to do at all or on terms favorable to us; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds.

We may not be able to meet our capital requirements.

We will need to continue to make substantial capital expenditures for the acquisition, enhancement, exploitation and production of oil and natural gas reserves. Without successful enhancement, exploitation and acquisition activities, our reserves and revenues will decline over time due to natural depletion. In 2003 we had a capital expenditures budget of $165 million for exploration, enhancement, exploitation and drilling activities on oil and natural gas properties. Our capital expenditures budget for 2004 is $185 million. We intend to finance our capital expenditures, other than significant acquisitions, from internally generated funds provided by operations and borrowings under our Facility. The timing of most of our capital expenditures is discretionary, with no long-term capital commitments. Consequently, we have a significant degree of flexibility to adjust the amounts of our capital expenditures as circumstances may warrant. However, in the long term, if our cash flow from operations and availability under our Facility are not sufficient to satisfy capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to allow us to fund our continued growth.

Our Facility and the indenture for our 9.6% Senior Notes impose restrictions that limit our discretion in operating our business and that could impair our ability to repay our obligations.

Our Facility and the indenture governing our 9.6% Senior Notes impose restrictions on us that may limit the discretion of our management in operating our business that could impair our ability to repay our obligations.

Our Facility and the indenture governing our 9.6% Senior Notes contain various restrictive covenants. In particular, these covenants limit our ability to, among other things:

•	incur additional debt;
•	make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock);
•	make investments or acquisitions;
•	grant liens on assets;
•	sell our assets;
•	engage in transactions with affiliates; and
•	merge, consolidate or transfer substantially all of our assets.

Our Facility also requires us to maintain specified financial ratios and satisfy some financial tests. Our ability to maintain or meet these financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet these ratios and tests or that the lenders under the Facility will waive any failure to meet these ratios or tests. A breach of any of these covenants could result in an event of default under the Facility, in which case the lenders could elect to declare all amounts borrowed under the Facility, together with unpaid accrued interest, to be immediately due and payable and to terminate all commitments under the Facility.

Risks related to our common stock

We have never paid cash dividends on our common stock.

We have not previously paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to reinvest all available funds for the development and growth of our business. In addition, our Facility and the indenture governing our 9.6% Senior Notes restrict the payment of cash dividends on our common stock.

We have outstanding preferred stock and have the ability to issue more.

Our common stock is subordinate to all outstanding classes of preferred stock in the payment of dividends and other distributions made with respect to the common stock, including distributions upon liquidation or dissolution of Magnum Hunter. Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock without first obtaining stockholder approval, except in limited circumstances. We have previously issued several series of preferred stock. Although only the 1996 Series A convertible preferred stock is currently outstanding and it is presently owned 100% by a wholly-owned subsidiary, we have the ability to resell such securities to a third party. If we designate or issue other series of preferred stock, it will create additional securities that will have dividend and liquidation preferences over the common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest.

We have outstanding Convertible Notes which are convertible into our common stock.

We have outstanding $125 million of Convertible Notes that have a final maturity of 2023. The Convertible Notes will be convertible into a combination of cash and common stock of Magnum Hunter upon the happening of certain events. In general, upon conversion of a Convertible Note, the holder would receive cash equal to the principal amount of the Convertible Note and Magnum Hunter common stock for the Convertible Note’s conversion value in excess of such principal amount. The number of Magnum Hunter common shares into which the Convertible Notes are convertible is dependent upon the conversion value in excess of the principal amount of the Convertible Notes and our future common stock price. Any such conversion will be dilutive to our existing shareholders. Please refer to Magnum Hunter’s Capital Resources section of Liquidity and Capital Resources for information on the conversion features of these notes.

Anti-takeover provisions may affect your rights if you become a stockholder.

Our articles of incorporation and bylaws and Nevada law include provisions that may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. These provisions include authorized “blank check” preferred stock, restrictions, under some circumstances, on business combinations with stockholders who own 10% or more of our common stock and restrictions, under some circumstances, on a stockholder’s ability to vote the shares of our common stock it owns when it crosses specified thresholds of ownership. Our ability to issue preferred stock may also delay or prevent a change in control of Magnum Hunter without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of common stock. Under some circumstances, the issuance of preferred stock could depress the market price of our common stock.

In January 1998, our Board of Directors adopted a stockholder rights plan. Under the stockholder rights plan, the rights initially represent the right to purchase one one-hundredth of a share of 1998 Series A Junior Participating Preferred Stock for $35.00 per share. The rights become exercisable only if a person or a group acquires or commences a tender offer for 15% or more of our common stock, a so-called “acquiring person.” The stockholder rights plan was amended so that Natural Gas Partners V, L.P. would not be considered an “acquiring person” by reason of our merger with Prize. Until these rights become exercisable, they attach to and trade with our common stock. The rights issued under the stockholder rights plan expire January 20, 2008.

In addition, a change of control, as defined under the indentures relating to our 9.6% Senior Notes and the Convertible Notes would entitle the holders to put those notes to us under the applicable indenture and would entitle the lenders to accelerate payment of outstanding indebtedness under our Facility. These events could discourage takeover attempts by making such attempts more expensive and requiring greater capital resources.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then existing stockholders’ equity interests in us. We are authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our board of directors has the authority to issue, without vote or action of stockholders, additional shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to 200,000,000 shares of common stock, of which approximately 68,903,516 shares were outstanding as of March 5, 2004. We are also authorized to issue, without stockholder approval, securities convertible into shares of common stock or preferred stock.

The market price of our common stock and our ability to raise equity could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

A substantial number of our shares are issuable upon the exercise of options and warrants. A substantial number of shares will be available for sale under Rule 144 by our management and other affiliates who collectively owned approximately 9.7% of our outstanding common stock as of March 5, 2004.

In addition, we have outstanding a significant number of other shares that are freely transferable without restriction. We may, from time to time, issue and sell up to 5,000,000 additional shares of common stock through an “at the market” prospectus in our shelf registration statement. The possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing and future market prices for our common stock or our notes and could impair our ability to raise capital through the sale of equity securities in the future.

Item 2. Description of Properties

Oil and Gas Reserves

General

All information set forth in this Form 10-K regarding estimated proved reserves, related estimated future net cash flows and PV-10 of our oil and gas interests is taken from reports prepared by DeGolyer and MacNaughton of Dallas, Texas and Cawley Gillespie & Associates, Inc. of Fort Worth, Texas, both independent petroleum engineers with respect to our interests at December 31, 2003, December 31, 2002 and December 31, 2001 (using oil and gas prices in effect on each respective date).

The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data we provided.

PV-10 is the present value of proved reserves which is an estimate of the discounted future net cash flows from each of our properties at December 31, 2003, or as otherwise indicated. Net cash flow is defined as net revenues, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and gas prices and operating costs, at December 31, 2003, or as otherwise indicated.

The estimates of future net cash flows from proved reserves and their PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

	Prices Used in Reserve Reports at December 31,
	2003	2002	2001
Gas (per Mcf)	$5.24	$4.23	$2.53
Oil (per Bbl)	$30.57	$28.36	$16.95

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

Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our proved reserves since December 31, 2003. No estimates of proved reserves of oil and gas have been filed by the company with, or included in any report to, any United States authority or agency (other than the Securities and Exchange Commission) since January 1, 2001.

Company Reserves

The following tables set forth our estimated proved reserves of oil and gas and the PV-10 thereof on an actual basis at December 31, 2003, 2002 and 2001.

Estimated Proved Oil and Natural Gas Reserves (a)
	At December 31,
	2003	2002	2001
Net gas reserves (Mcf):
Proved developed	368,530,450	362,325,297	188,413,106
Proved undeveloped	125,522,024	96,318,346	60,066,682

Total proved gas reserves	494,052,474	458,643,643	248,479,788

Net oil reserves (Bbl):
(including condensate and NGL)
Proved developed	42,988,776	48,512,449	12,959,569
Proved undeveloped	14,408,683	14,569,537	8,641,555

Total proved oil reserves	57,397,459	63,081,986	21,601,124

Total Proved Reserves (Mcfe)	838,437,228	837,135,559	378,086,532

Estimated PV-10 of Proved Reserves (a)
	At December 31,
	2003	2002	2001
Estimated PV-10 (b):
Proved developed	$1,223,365,419	$1,065,997,065	$264,930,820
Proved undeveloped	258,369,996	180,443,353	46,939,305

Proved Reserves PV-10 (c)	$1,481,735,415	$1,246,440,418	$311,870,125

(a)	Based upon reserve reports at December 31, 2003, 2002 and 2001 prepared by D&M and Cawley Gillespie.
(b)

  PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the   company, which is calculated after provision for future income taxes.

(c)

  The standardized measure of discounted future net cash flows related to proved oil and gas reserves at December 31, 2003, 2002 and 2001, respectively, were as follows: $1,067,688,000, $969,809,000 and $305,693,000.

Significant Properties

On December 31, 2003, 100% of our proved reserves on a Bcfe basis were located in the Mid-Continent region, the Permian Basin, the Gulf Coast region and the Gulf of Mexico. On such date, our properties included working interests in 4,933 gross (3,303 net) productive oil and gas wells.

The following table sets forth summary information with respect to our estimated proved reserves of oil and gas at December 31, 2003.

	PV-10 (a)		Proved Reserves
	Amount (in thousands)	% of Total	Oil (Bbl)	Gas (Mcf)	Natural Gas Equivalent (Mcfe)
Mid-Continent region (b)	$ 396,811	26.8	10,460,344	183,746,595	246,508,659
Permian Basin (b)	633,118	42.7	41,642,467	188,625,775	438,480,577
Gulf Coast region (b)	143,411	9.7	2,030,848	59,636,965	71,822,053
Gulf of Mexico (b)	308,395	20.8	3,263,800	62,043,139	81,625,939

Total	$1,481,735	100.0	57,397,459	494,052,474	838,437,228

(a)

  PV-10 differs from the standardized measure of discounted future net cash flows set forth in the notes to our Consolidated Financial Statements, which is calculated after provision for future income taxes.

(b)	Based on reserve reports at December 31, 2003 prepared by D&M and Cawley Gillespie.

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

	Year Ended December 31,
	2003	2002	2001
Oil and gas production:
Oil (Mbbl)	3,893	3,875	1,410
Gas (MMcf)	49,695	47,683	24,861
Natural Gas Equivalent (MMcfe)	73,052	70,933	33,322
Average sales price (a):
Before Hedge Contracts:
Oil (per Bbl)	$ 29.62	$ 25.18	$ 23.64
Gas (per Mcf)	4.89	3.07	3.82
Natural Gas Equivalents (per Mcfe)	4.91	3.45	4.13
After Hedge Contracts:
Oil (per Bbl)	$ 26.42	$ 24.04	$ 24.53
Gas (per Mcf)	3.66	3.10	3.96
Natural Gas Equivalent (per Mcfe)	3.90	3.40	3.99
Oil and gas production lifting costs (per Mcfe)	$ 0.77	$ 0.72	$ 0.61
Production taxes and other costs (per Mcfe) (b)	$ 0.45	$ 0.40	$ 0.39

(a)	Before deduction of production taxes and net of hedging results.
(b)	Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

Drilling Activity

The following table sets forth the results of our drilling activities during the three fiscal years ended December 31, 2003, 2002 and 2001.

		Gross Wells (a)			Net Wells (b)
Year	Type of Well	Total	Producing (c)	Dry (d)	Total	Producing (c)		Dry (d)
2003	Exploratory
	Texas	2	1	1	0.6	0.33		0.27
	Oklahoma	0	0	0	0	0		0
	New Mexico	2	2	0	0.35	0.35		0
	Offshore Gulf of Mexico	21	14	7	8.86	6.51		2.35

	Development
	Texas	64	63	1	27.29	26.41		0.88
	Oklahoma	4	4	0	0.35	0.35		0
	New Mexico	25	25	0	12.62	12.62	0
	Offshore Gulf of Mexico	6	6	0	1.03	1.03		0

2002	Exploratory
	Texas	2	1	1	1.3	1		0.3
	Oklahoma	0	0	0	0	0		0
	New Mexico	6	6	0	2.05	2.05		0
	Offshore Gulf of Mexico	21	16	5	6.24	4.82		1.42

	Development
	Texas	62	61	1	23.01	22.01		1
	Oklahoma	3	2	1	0.26	0.13		0.13
	New Mexico	16	16	0	5.20	5.20		0
	Offshore Gulf of Mexico	14	14	0	2.8	2.8		0

2001	Exploratory
	Texas	2	1	1	1.3	1		0.3
	Oklahoma	0	0	0	0	0		0
	New Mexico	3	3	0	1.37	1.37		0
	Offshore Gulf of Mexico	10	8	2	4.39	3.68		0.71

	Development
	Texas	64	64	0	13.48	13.48		0
	Oklahoma	3	2	1	0.89	0.39		0.5
	New Mexico	13	13	0	7.69	7.69		0
	Offshore Gulf of Mexico	7	6	1	3.05	2.80		0.25

(a)	The number of gross wells is the total number of wells in which a working interest is owned.
(b)	The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
(c)	A producing well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
(d)	A dry well is an exploratory or development well that is not a producing well.

Oil and Gas Wells

The following table sets forth the number of oil and natural gas wells in which we had a working interest at December 31, 2003. All of these wells are located in the United States.

	Productive Wells As of December 31, 2003
	Gross (a)			Net (b)
Location	Oil	Gas	Total	Oil	Gas	Total
Texas	2,134	1,229	3,363	1,503.94	859.26	2,363.20
New Mexico	316	404	720	225.02	273.63	498.65
Oklahoma	196	478	674	153.34	243.64	396.98
Louisiana	8	8	16	4.96	4.51	9.47
Arkansas	60	1	61	2.85	0	2.85
Offshore Gulf of Mexico	10	72	82	1.25	28.34	29.59
Other	1	16	17	0.06	2.14	2.20

Total	2,725	2,208	4,933	1,891.42	1,411.52	3,302.94

(a)	The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross wells.

(b)	The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2003:

	Developed		Undeveloped
	Gross (a)	Net (b)	Gross (a)	Net (b)
Kansas	10,377	6,873	480	480
Louisiana	472	283	2,303	1,348
New Mexico	55,992	41,726	1,487,188	1,487,188
Oklahoma	168,149	105,098	22,042	12,873
Texas	446,134	353,560	136,785	86,001
Utah	8,063	8,063	2,634	2,634
Wyoming	25,775	25,555	2,720	2,720
Offshore Gulf of Mexico	267,922	45,486	551,436	350,599
Other	8,431	3,355	20,997	18,376

Total	991,315	589,999	2,226,585	1,962,219

(a)	The number of gross acres is the total number of acres in which a working interest is owned.

(b)	The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

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

Item 4. Submission of Matters to a Vote of Security Holders

The company had no matters requiring a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock began trading on the New York Stock Exchange on June 25, 2002, under the symbol “MHR”. Prior to trading on NYSE, our common stock traded on the American Stock Exchange. The following table shows the quarterly high and low sales price per share and the average daily trading volume for our common stock for the periods indicated.

	High	Low	Average Daily Trading Volume (Shares)
2003
First Quarter	$6.20	$5.25	194,474
Second Quarter	$8.39	$5.32	284,457
Third Quarter	$8.25	$6.85	247,381
Fourth Quarter	$9.90	$7.98	438,031
2002
First Quarter	$8.40	$6.60	497,037
Second Quarter	$7.99	$7.05	419,250
Third Quarter	$7.89	$4.70	214,508
Fourth Quarter	$6.54	$4.19	328,941

On March 5, 2004, the last reported sale price of our common stock on the New York Stock Exchange was $9.94 per share. As of March 9, 2004, there were 2,630 record holders of Magnum Hunter common stock.

We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities. Our existing Facility and our indentures related to our senior unsecured notes restrict the payment of cash dividends on our securities.

The following table sets forth information with respect to the equity compensation plans available to our directors, officers and employees as of December 31, 2003:

Equity Compensation Plan
Plan Category	(A) Number of securities to be issued upon exercise of outstanding options and warrants	(B) Weighted-average exercise price of outstanding options and warrants	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by security holders	4,400,344	6.58	2,064,424

Equity compensation plans
not approved by security
holders	2,340,420	5.96	--

For those options which were granted under the plans not approved by our security holders, the options were granted by the Board of Directors in such amounts and to such employees whom the Board determined in their sole discretion. Each option grant vested 20% at the date of grant with the balance vesting an additional 20% per year on the anniversary date over the next four years. The exercise price was fair market value at the date of each grant.

Item 6. Selected Financial Data

The selected historical financial data sets forth our summary historical consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and was derived from the audited consolidated financial statements and notes thereto for those years. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to our operations, see "Business" and "Properties." Certain reclassifications have been made to the selected historical financial data of the prior years, as well as to certain quarterly financial data, to conform with the current presentation. All data is in thousands, except per share data.

	2003	2002	2001	2000	1999
Income Statement Data:
Operating revenues	$325,014	$265,869	$152,806	$127,510	$69,626
Operating costs and expenses (a)	(232,316)	(197,000)	(104,755)	(77,181)	(54,514)
Operating profit	92,698	68,869	48,051	50,329	15,112
Provision for impairment of investment (b)	--	(621)	(7,123)	--	--
Costs associated with early retirement
of debt (c)	(6,716)	(1,000)	(490)	--	--
Cumulative effect on prior years of a change
in accounting principle, net of tax (d)	399	--	--	--	--
Net Income (loss)	26,117	15,522	13,516	22,260	(6,826)
Dividends applicable to preferred shares (e)	--	--	--	(9,708)	(4,509)
Income (loss) applicable to common shares	$26,117	$15,522	$13,516	$12,552	$(11,335)
Income (loss) per common share before
cumulative effect of a change in
accounting
principle
Basic (e)	$0.38	$0.25	$0.39	$0.60	$(0.57)
Diluted (e)	$0.38	$0.25	$0.36	$0.51	$(0.57)
Income (loss) per common share after
cumulative effect of a change in
accounting
principle
Basic (e)	$0.39	$0.25	$0.39	$0.60	$(0.57)
Diluted (e)	$0.39	$0.25	$0.36	$0.51	$(0.57)
Other Data:
Cash flow from operating activities	$162,638	$83,403	$104,074	$49,466	$17,435
Proceeds from sale of assets	$17,123	$95,988	$1,124	$43,770	$1,499
Capital expenditures (f)	$175,535	$141,046	$204,370	$60,830	$59,968

(a)	Includes in 2001 a provision for loss of $3.2 million related to the Enron bankruptcy.

(b)	Includes in 2002 and 2001 a provision for $621 thousand and $2.1 million, respectively, for the impairment of available-for-sale equity securities deemed by management to have suffered an other than temporary impairment. The impairment was determined using a quoted market price at December 31, 2001 of $0.86 per share. We had previously reported losses in accumulated other comprehensive income of $507 thousand ($466 thousand net of income tax benefit) through December 31, 2001. Also included in 2001 was an impairment provision of $5.0 million due to the bankruptcy of a privately held company in which Magnum Hunter owned a minority interest and had invested $4.5 million in equity securities and $453 thousand in secured loans.

(c)	Includes in 2003 the cost of retirement of $129.5 million in principal of our 10% Senior Notes due June 1, 2007. Includes in 2002 the costs associated with the amendment of our Facility in connection with the Prize merger. Includes in 2001 the cost of retirement of $10.5 million of our 10% Senior Notes.

(d)	Includes in 2003 the cumulative effect on prior years of a change in accounting principle due to the adoption of SFAS No. 143 relating to asset retirement obligations. The cumulative effect was a gain of $399 thousand, net of income tax expense of $244 thousand.

(e)	Includes the effect in the year 2000 of the payment of a $5.5 million fee upon redemption of $25.0 million (liquidation value) of our 1999 Series A 8% convertible preferred stock. The fee was treated as a dividend, reducing income per common share, basic and diluted, by $0.26 per share and $0.17 per share, respectively, for the year 2000.

(f)	Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets. It does not include the cost of property acquired through the issuance of common stock.

	2003	2002	2001	2000	1999
Balance Sheet Data:
Property, plant and equipment, net	$1,095,883	$1,001,609	$419,837	$260,532	$265,195
Total assets	1,265,892	1,169,656	454,385	315,612	304,022
Total debt (a)	597,500	570,837	288,583	191,139	234,806
Total stockholders' equity	$389,676	$350,196	$117,974	$93,416	$51,552

(a)	Consists of current notes payable and long-term debt, including current maturities of long-term debt, and excluding production payment liabilities of $12 thousand, $114 thousand, $203 thousand, $359 thousand, and $460 thousand as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively. As of December 31, 2002, 2000 and 1999, $7.0 million, $20.6 million and $41.8 million, respectively, of the debt was non-recourse to the company.

The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years. All data is in thousands, except per share data.

	2003
	First	Second	Third	Fourth
Revenues	$80,054	$78,438	$82,575	$83,947
Depreciation, depletion, amortization and
accretion	21,524	24,978	26,682	26,430
Operating Profit	25,914	21,444	21,153	24,187
Cost of early debt retirement	(1,855)	(2,211)	(19)	(2,631)
Cumulative effect of accounting change	399	--	--	--
Net Income	7,990	4,170	6,669	7,288
Income per common share, basic	0.12	0.06	0.10	0.11
Income per common share, diluted	$0.12	$0.06	$0.10	$0.11
	2002
	First	Second	Third	Fourth
Revenues	$43,124	$76,190	$72,833	$73,722
Depreciation, depletion and amortization	15,096	23,542	24,309	23,521
Operating Profit	9,297	21,056	18,773	19,743
Cost of early debt retirement	(1,000)	--	--	--
Provision for impairment of investment (a)	--	(621)	--	--
Net Income	7,446	2,251	2,746	3,079
Income per common share, basic	0.18	0.03	0.04	0.05
Income per common share, diluted	$0.17	$0.03	$0.04	$0.04

(a)	Includes in 2002 provision for $621 thousand for the impairment of equity securities deemed by management to have suffered an other than temporary impairment. We had previously reported losses in accumulated other comprehensive income of $507 thousand ($466 thousand net of income tax benefit) through December 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Magnum Hunter Resources, Inc. is well positioned over the next several years to continue its growth trajectory in reserves, production and its financial performance due principally to its large in-house inventory of drilling opportunities both onshore and offshore in the Gulf of Mexico. The Company has a proved reserve base of 838 Bcfe predominantly located in the southwestern United States onshore, where annual production decline rates are less than other regions of the country. Management believes the Company has over a five-year inventory of 2,468 onshore locations and 174 OCS Blocks in the Gulf of Mexico. This significant inventory of new drilling prospects enhances the capability of the Company in meeting its annual goal of replacing reserves and production in any given year.

Magnum Hunter’s drilling success has continued to exceed 90% over the last four years. All of the Company’s 2003 growth was from the drill bit and that success continued from both exploratory and development projects. The Company drilled a total of 124 wells in 2003 and completed 115 of them for an overall 93% success rate. Offshore drilling totals for the year included 20 of 27 offshore wells drilled successfully. Since our initial entry into the Gulf of Mexico in 1999, the Company has completed 76 of 93 wells, for an 82% overall rate of success.

The Company’s proved reserves increased from 837 Bcf at the end of 2002 to 838 Bcfe at the end of 2003. This increase, while small, is significant in light of the fact that we had non-core property sales in 2003 of approximately 21 Bcfe, in addition to the 73 Bcfe of production. Reserve additions equaled 130% of production volumes for the year. No significant property acquisitions were made during 2003. Magnum Hunter’s reserves are predominantly long-life, stable, onshore reserves with 52% located in the Permian Basin region, 29% in the Mid-continent region, 9% on the Texas Gulf Coast and 10% from our offshore properties in the Gulf of Mexico. There has been a lot of discussion in the market, as well as at our own board level, concerning the quality of proved reserves reported by publicly traded oil and gas companies. Fortunately, Magnum Hunter has been very pro-active in this area. We believe our petroleum engineers have used a very conservative approach in booking proved reserves and therefore our risk in this area has been significantly mitigated. We’ve always used the most rigorous level of external reserve evaluation by DeGolyer & MacNaughton and Cawley Gillespie, which are our third party engineering firms, and they evaluate 100% of our proved reserves.

Finding and development costs from all sources for 2003 was $1.74 per Mcfe, with 66% of our capital budget being spent in the Gulf of Mexico, a region that typically experiences much higher finding and development costs.

Over the last several years, Magnum Hunter has continued a significant divestiture program of properties deemed to be more expensive to operate, environmentally sensitive, and having minimal, if any, upside exploration or development potential. Total proceeds received from this group of non-core assets sold over the last two years was $118 million, including the sale of our ownership interest in NGTS and TEL Offshore Trust. The net proceeds received from these assets sales have been used to reduce the Company’s overall indebtedness and to fund the capital expenditure program centered around activities in southeastern New Mexico and the Gulf of Mexico.

The Company has been working over the last several years to continue a program of reducing overall indebtedness and improving its interest expense per Mcfe produced. Actions taken during 2003 to redeem the Company’s $140 million of outstanding High Yield Bonds that bear interest of 10% in combination with the new placement of $125 million of 20 year LIBOR priced Convertible Bonds, will create interest savings exceeding $11 million per year. Additionally, the Company’s overall debt-to-book capitalization has continued to decrease from a high of 82% at December 31, 1999 to a current level of approximately 60%. It is Management’s goal to reach a debt-to-capitalization level of 55% or better by year-end 2004.

Magnum Hunter’s capital expenditure budget for 2004 is currently estimated to be $185 million. While oil field service costs have continued to be at the lower end of previous cycles, we are beginning to see significant increases in certain sectors of the business such as oil field pipe and tubulars. Should we experience price increases in other areas such as drilling rigs, completion rigs, cementing, fracture stimulation, etc., we plan to then significantly curtail our activities in those regions that would be most effected by these increases in field service costs. By operating over 72% of our properties, based on the year-en PV-10 value, we are in a unique position to better control the timing of our capital expenditure program and these expenses.

A new core area for the Company is located on the coal bed methane leased option acreage that we announced back in September of 2003. Last year, we leased over 1.5 million acres in northwest New Mexico in the San Juan Basin on extremely favorable lease terms. We subsequently negotiated an agreement with a private company to drill for this coal bed methane potential on this new acreage. The program is designed for a large number of test wells using very little of our own capital budget to test the region. Drilling has been underway since last year and, although it’s been somewhat slower than anticipated, six wells have been drilled to-date. The first six wells have found some thin coals, but to-date, we would not say anything has been found in sufficient quantities to be deemed commercially productive. However, the conventional coal bed zones will continue to be tested. Since only six wells have been drilled over this entire 1.5 million acreage position, we’re hopeful that some of the remaining wells will find coal thickness and gas content in sufficient amounts that would allow us to justify conducting a pilot project. Therefore, this is still considered a “Research & Development” effort and it’s still way too early to say whether or not we will have something positive or something negative from this program.

Due to an unusual period within the energy industry wherein interest rates are low, oil field service costs are relatively low, and commodity prices for both oil and natural gas are at record highs, an opportunity for unforeseen expansion in our profit margins has occurred. We do not anticipate any significant reductions in the price of crude oil and natural gas over the next several years due to tight supplies and increased demand here in North America and worldwide. Management of Magnum Hunter believes the Company is properly positioned during this period with its existing portfolio of assets, a significantly improved financial condition, and commodity hedge protection, to continue to report record financial results over the next several years.

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

On March 15, 2002, we completed our merger with Prize Energy Corp. ("Prize"), a publicly traded oil and gas production company engaged primarily in the acquisition, enhancement, and exploitation of producing oil and gas properties. For operating and financial reporting purposes, the effective date of the merger was March 1, 2002. As such, the results of operations for 2002 include ten months of operating contributions from Prize. The transaction has been accounted for as a purchase of Prize by the company in accordance with the provisions of SFAS No. 141. Under the terms of the merger, we distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2002 and 2001 as if the acquisitions occurred as of the beginning of the respective years. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes:

	(Unaudited)
	2002	2001
	(in thousands, except for per share amounts)
Revenue	$292,872	$334,873
Total Operating Costs and Expenses	(219,575)	(224,138)

Operating Profit	73,297	110,735
Interest Expense and Other	(60,202)	(53,170)

Income before Tax	13,095	57,565
Benefit (Provision) for Income Tax	892	(21,606)

Net Income	$13,987	$35,959
Net Income Per Common Share
Basic	$0.20	$0.52
Diluted	$0.20	$0.50

Subsequent to the Prize merger, we sold non-strategic proved producing oil and gas reserves for total proceeds of approximately $113.1 million, net of purchase price adjustments. Substantially all of the properties sold were acquired in the Prize merger, and the proceeds have been used to reduce our overall indebtedness and fund our capital expenditure program. The impact of these non-strategic divestitures are described below in our results of operations. During 2001, we realized $1.1 million from the sale of non-strategic oil and gas reserves.

On July 29, 2003, we exercised our option to sell our 30% interest in NGTS, LLC (“NGTS”). We reduced the carrying value of our investment by approximately $791 thousand and recorded a charge to equity in earnings of affiliate in that amount to state our investment at its estimated fair value. The sale closed on September 30, 2003, and we received proceeds of $5.2 million on that date, which were used to repay indebtedness. No gain or loss was recorded on the sale.

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

The following table sets forth certain information with respect to our business segments:

	Years Ended
	2003	2002	2001
Exploration and Production Operations
Production:
Oil (MBbls)	3,893	3,875	1,410
Gas (MMcf)	49,695	47,683	24,861
Oil and gas (MMcfe)	73,052	70,933	33,322
Equivalent daily rate (MMcfe/day)	200.1	194.3	91.3
Average sale prices (after hedging):
Oil (per Bbl)	$26.42	$24.04	$24.53
Gas (per Mcf)	3.66	3.10	3.96
Oil and gas (per Mcfe)	3.90	3.40	3.99
Effect of hedging activities (per Mcfe)	(1.01)	(0.05)	0.14
Lease operating expense (per Mcfe):
Lifting costs	0.77	0.72	0.61
Production tax and other costs	0.45	0.40	0.39
Gross margin (per Mcfe)	2.68	2.28	2.99
Depreciation, depletion, amortization and accretion
(per Mcfe)	1.32	1.17	1.28
Segment profit (thousands)	$99,809	$78,288	$56,998
Gas Gathering, Marketing and Processing Operations
Throughput volumes (Mcf per day)
Gathering	15,823	15,535	16,139
Processing	24,947	22,811	13,257
Gross margin (in thousands)
Gathering (per Mcf throughput)	$0.14	$0.13	$0.04
Processing (per Mcf throughput)	$0.99	$0.55	$0.27
Segment profit (thousands)	$7,624	$3,643	$911
Oil Field Management Services
Segment profit (thousands)	$1,045	$1,115	$157

Period to Period Comparisons

For the Years Ended December 31, 2003 and 2002

We reported net income of $26.1 million for the year ended December 31, 2003 as compared to net income of $15.5 million for the same period in 2002, an increase of 68%, reflecting the solid performance of both our exploration and production segment and our gathering, marketing and processing segment. Total operating revenues increased 22% to $325.0 million in 2003 from $265.9 million in 2002. A 15% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 3% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our exploration and production segment, as well as a 70% increase in revenues in our gas gathering, marketing and processing segment due to the Prize merger and product price increases, were primarily responsible for the improvement in revenues. The production increase in our exploration and production segment was impacted by the merger with Prize, the success of our drilling program, and the sale of non-strategic oil and gas properties. Total operating costs and expenses increased 18% to $232.3 million in 2003 from $197.0 million in 2002, principally due to higher depreciation, depletion, amortization and accretion expense, lease operating expense, gas gathering, marketing and processing expense, and general administrative expense due to the merger with Prize. Operating profit increased 35% to $92.7 million in 2003 from $68.9 million in 2002, due primarily to a 27% increase in our exploration and production segment profit from $78.3 million in 2002 to $99.8 million in 2003 and a 109% increase in our gas gathering, marketing and processing segment profit from $3.6 million in 2002 to $7.6 million in 2003. Segment profit for our oil field management service segment declined approximately 6% from $1.1 million in 2002 to $1 million in 2003 due to higher depreciation expense. Net income before income tax and cumulative effect of a change in accounting principle increased 194% to $40.9 million in 2003 from $13.9 million in 2002, primarily due to the Prize merger and the increase in crude oil, natural gas, and natural gas liquids prices in the 2003 period compared to the 2002 period. Additionally, the 2003 period included costs associated with early retirement of debt of $6.7 million from the redemption of our 10% Senior Notes, discussed in further detail below in “Other Income and Expenses.” We recorded income tax expense of $15.2 million for 2003, of which $15.5 million was deferred tax expense, versus a deferred tax benefit of $1.6 million for 2002. The 2002 period income tax benefit resulted from the elimination of the $7.1 million valuation allowance that had been carried against deferred tax assets derived from net operating loss carryovers generated by Magnum Hunter in prior years. As a result of the Prize merger, we believe that this tax asset can be fully realized. Additionally, the 2003 period includes the cumulative effect on prior years of a change in accounting principle due to the adoption of SFAS No. 143 relating to asset retirement obligations. The cumulative effect was a gain of $399 thousand, net of income tax expense of $244 thousand, or $0.01 per share, both basic and diluted. Basic and diluted earnings per share in 2003 were $0.39 and $0.38, respectively, versus basic and diluted earnings per share of $0.25 in the 2002 period. Basic and diluted shares outstanding increased 8% in the 2003 period compared to the 2002 period, primarily as a result of new shares issued in the Prize merger. The 52% gain in diluted earnings per share in 2003 compared to 2002 was primarily the result of the increase in net income.

Exploration and Production Operations:

For the year ended December 31, 2003, we reported oil production of approximately 3.9 million barrels and natural gas production of approximately 49.7 billion cubic feet, which represents no change in oil produced and an increase of 4% in natural gas produced from the 47.7 billion cubic feet reported in the 2002 period. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe per day) increased 3% to 200.1 MMcfe per day in the 2003 period from 194.3 MMcfe per day in the 2002 period. These increases were primarily the result of the Prize merger and the success of our drilling program offsetting both normal production declines and the effect of the sale of non-strategic oil and gas properties subsequent to the Prize merger. The impact of these non-strategic property sales on reported production was a decrease of 27.1 Mmcfe per day in the 2003 period compared to the 2002 period. Removing the effect of sold properties from both the 2003 and 2002 periods, our daily equivalent production grew 15.9% from 2002 to 2003.

Oil revenues increased 10% to $102.8 million in the 2003 period compared to $93.2 million in the 2002 period. The oil price received, after hedging effects, was $26.42 per Bbl in the 2003 period compared to $24.04 per Bbl in the 2002 period, an increase of 10%. Gas revenues increased 23% to $181.7 million in the 2003 period versus $147.8 million in the 2002 period. The gas price received, after hedging effects, was $3.66 per Mcf in the 2003 period compared to $3.10 per Mcf for the same period in 2002, an increase of 18%. We also recorded $398 thousand in oil and gas sales in the 2003 period from business interruption insurance proceeds resulting from claims filed in 2002 due to Hurricane Lili. Total oil and gas sales increased 18% to $284.9 million in 2003 from $241 million in 2002.

From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices which provide a basic level of cash flow to fund capital expenditures. During the 2003 period, hedging decreased the average price we received for oil by $3.20 per Bbl and decreased the average price we received for gas by $1.23 per Mcf. During the 2003 period, we had approximately 35.0 Mmcf per day of gas hedged through fixed price swaps with a weighted average price of $3.10 per Mmbtu and approximately 55.0 Mmcf per day of gas hedged through cost-less collars with a weighted average floor price of $2.91 per Mmbtu and a weighted average ceiling price of $3.97 per Mmbtu. Approximately 60% of 2003 natural gas production was hedged. On the crude side, we had approximately 1,000 Bbls per day hedged through fixed price swaps with a weighted average price of $21.25 per barrel and approximately 6,000 Bbls per day hedged through cost-less collars with a weighted average floor price of $23.00 per Bbl and a weighted average ceiling price of $27.00 per Bbl. Approximately 66% of 2003 crude oil production was hedged.

Lease operating expense consists of lifting costs and production taxes and other costs. For the 2003 period, lifting costs were $56.3 million versus $51.6 million in the 2002 period, an increase of 9%. Production taxes and other costs were $32.8 million in the 2003 period versus $28.2 million in the 2002 period, an increase of 16%. Both increases were primarily attributable to the Prize merger. For the 2003 period, lifting costs, on a unit of production basis, were $0.77 per Mcfe as compared to $0.72 per Mcfe in the 2002 period, an increase of 7%. The increase in lifting costs per Mcfe produced in the 2003 period was due to higher power and fuel costs and increased remedial and workover expense. The increased workover expense is due to remedial work on older properties acquired in the Prize merger as well as workovers done at our discretion to enhance current production. Production taxes and other costs were $0.45 per Mcfe produced in the 2003 period compared to $0.40 per Mcfe produced in the 2002 period, an increase of 13%. The increase in production taxes per Mcfe produced was caused by an increase in crude oil and natural gas prices received during the 2003 period.

Our gross margin realized from exploration and production operations (oil and gas revenues less lease operating expenses) for the 2003 period was $195.9 million, or $2.68 per Mcfe, compared to $161.2 million, or $2.28 per Mcfe in the 2002 period, an increase of 18% on a per unit of production basis. The gross margin increase is the result of a 15% increase in revenue per Mcfe produced, offset by a 9% increase in lease operating expense per Mcfe produced.

Depreciation, depletion, amortization and accretion of oil and gas properties was $96.1 million in the 2003 period versus $83 million in the 2002 period. The 2003 period included accretion expense related to asset retirement obligations (due to the adoption in January 2003 of SFAS No. 143) of $2.5 million versus none in 2002. On a unit of production basis, depreciation and depletion expense (excluding accretion expense) was $1.28 per Mcfe produced in the 2003 period versus $1.17 per Mcfe produced in the 2002 period. This 10% increase in the equivalent unit cost was due primarily to an increase in development costs and shorter reserve life properties associated with our activities in the Gulf of Mexico as well as the transfer of $75.0 million of costs from unproved properties to the full cost pool. The costs which were transferred related to unproved property costs associated with properties which were sold or proved during 2003, as well as costs associated with leases which expired during the year. Accretion expense was $0.03 per Mcfe in 2003 versus none in 2002. Total depreciation, depletion, amortization and accretion for this segment was $1.32 per Mcfe in 2003 versus $1.17 per Mcfe in 2002.

Segment profit for exploration and production operations was $99.8 million for the 2003 period versus $78.3 million for the 2002 period, an increase of 27%, principally due to properties acquired in the Prize merger, the success of our drilling program, and higher realized crude oil and natural gas prices.

Gathering, Marketing and Processing Operations:

For the year ended December 31, 2003, our gathering system throughput was 15.8 MMcf per day versus 15.5 MMcf per day for the same period in 2002, an increase of 2% due to successful drilling behind the system. Gas processing throughput was 24.9 MMcf per day in 2003 versus 22.8 MMcf per day in 2002, an increase of 9%, due primarily to the effect of the Prize merger.

Revenues from gathering, marketing and processing increased 70% to $35.3 million in 2003 versus $20.8 million in 2002, primarily due to higher realized prices for natural gas and natural gas liquids. The gross margin realized from gathering, marketing and processing for 2003 was $9.9 million versus $5.7 million in 2002, an increase of 74%. The gathering margin was $0.14 per Mcf gathered in 2003 versus $0.13 per Mcf in 2002 due to an increase in gathering fees. The processing margin was $0.99 per Mcf in 2003 compared to $0.55 per Mcf in 2002 due to more favorable processing economics.

Depreciation expense for gas gathering, marketing and processing operations was $2.3 million for the 2003 period versus $2.1 million for the 2002 period, due to the Prize merger.

Segment profit for gas gathering, marketing and processing operations was $7.6 million in the 2003 period versus $3.6 million for the 2002 period, an increase of 109%, principally due to higher throughput and improved processing economics at our natural gas processing plants.

Oil Field Management Services Operations:

Revenues from oil field management services were $4.8 million in the 2003 period versus $4.1 million in the 2002 period due to higher management and operations services fees charged to third parties. Operating costs increased to $3.1 million in 2003 from $2.5 million in 2002 due to higher costs for labor and overhead. The gross margin for this segment in 2003 compared to 2002 was unchanged at $1.6 million.

Depreciation expense was $604 thousand in the 2003 period versus $507 thousand in the 2002 period, an increase of 19%, due to capital additions. Segment profit was $1 million in 2003 versus $1.1 million in 2002, a decrease of 6%, due to the increase in depreciation expense.

Depreciation, Depletion, Amortization and Accretion:

Total depreciation, depletion, amortization and accretion expense was $99.6 million in the 2003 period versus $86.5 million in the 2002 period, an increase of 15%, primarily as a result of increased production and increased depletion and accretion rates in our exploration and production segment.

Other Income and Expenses:

We recorded a gain on sale of assets other than oil and gas properties of $171 thousand in 2003 versus $61 thousand in 2002. General and administrative expense for 2003 increased 15% to $15.3 million from $13.3 million in 2002. The principal reason for this increase was the $3.0 million cost of expensing employee stock options recorded in the 2003 period as a result of the adoption of SFAS No. 123 in June 2003, with an effective date of January 1, 2003. The number of full-time employees at fiscal year-end 2003 and 2002 was 222 and 221 respectively. We recorded equity in loss of affiliate of $162 thousand in 2003 versus equity in earnings of affiliate of $792 thousand in 2002, principally due to the reduction of the carrying value of our investment in NGTS by $791 thousand to state it at its estimated fair value prior to sale, as well as our equity in losses generated by Metrix Networks, Inc. (“Metrix”) prior to our acquisition of 80% control of Metrix in December 2003. Other income was $889 thousand for 2003 versus $452 thousand in 2002, a 97% increase, due to an increase in interest income. In 2002, we recorded an impairment of $621 thousand on an investment in a company that declared bankruptcy. We recognized a $1.5 million gain in other non-cash hedging adjustments in 2003 versus a loss of $6.6 million in 2002. In the 2003 period, $1.3 million of the hedging gain relates to the amortization of commodity hedge liabilities acquired in the Prize merger, while $186 thousand of the gain was due to recording hedge ineffectiveness. In the 2002 period, a loss of $6.1 million relates to the amortization of commodity hedge assets acquired in the Prize merger, and a loss of $500 thousand was due to recording hedge ineffectiveness.

We incurred costs associated with early retirement of debt of $6.7 million in 2003 versus $1 million in 2002. The 2003 period costs were associated with the $30 million, $50 million, and $60 million redemptions in principal value of our 10% Senior Notes at 105% of par, 103.333% of par, and 103.333% of par in January, June and December 2003, respectively, as well as a subsidiary’s August 2003 purchase of $381 thousand in principal value of our 10% Senior Notes at 103.75% of par. Of the $140 million in principal value of 10% Senior Notes redeemed in 2003, a subsidiary received $10.9 million in principal value. The 2002 period debt retirement costs of $1 million were associated with the amendment of our Facility in connection with the Prize merger.

Interest expense was $47.3 million for 2003 versus $47.9 million for 2002, a decrease of 1%, primarily as a result of lower interest rates on our Senior Credit Facility (“Facility”), lower interest rate hedging costs, and interest saved on the early redemption of our 10% Senior Notes. During the 2003 period, the average interest rate on our Facility was 3.4% versus 4.0% in 2002, a decline of 15%. The weighted average daily balance of our Facility increased 17% to $213.7 million in 2003 from $182.9 million in 2002. By December 31, 2003, the level of our Facility had been reduced to $165 million through sales of non-strategic oil and gas properties and the issuance in December 2003 of $125 million of floating rate convertible senior notes (“Convertible Notes”), which have a floating interest rate based on three-month LIBOR (initially set at 1.17%). In addition, we incurred interest rate hedge expense of $961 thousand in the 2003 period versus $1.2 million in the 2002 period. The interest rate hedge expired in August 2003.

We recorded income tax expense of $15.2 million in 2003 ($15.5 million of which was deferred), versus a deferred income tax benefit of $1.6 million in 2002. The 2002 period benefited from the release of the $7.1 million valuation allowance on previously reserved deferred tax assets as a result of the increased likelihood (due to the Prize merger) that the tax assets generated from prior net operating losses will be realized in the future. The 2002 period was also impacted by a $2.3 million deferred tax provision from the adjustment of goodwill due to sales of non-strategic oil and gas properties. The effective tax rate for 2003 and 2002 was 37.2% and (11.4%), respectively. The variance in the effective tax rate from the statutory rate of 35% was due to state income taxes in the 2003 period and the release of the valuation allowance on our previously reserved deferred tax assets in the 2002 period.

For the Years Ended December 31, 2002 and 2001

We reported net income of $15.5 million for the year ended December 31, 2002 as compared to net income of $13.5 million for the same period in 2001, an increase of 15%. The 2002 period results include a provision for impairment of investments of $621 thousand and a loss from early retirement of debt of $1.0 million. The 2001 period results include a loss on Enron related assets of $3.2 million, a provision for impairment of investments of $7.1 million, and a loss from early retirement of debt of $490 thousand from the repurchase of $10.5 million in principal value of our 10% Senior Notes. Total operating revenues increased 74% to $265.9 million in 2002 from $152.8 million in 2001 and operating profit increased 44% to $68.9 million in 2002 from $48.0 million in 2001. A 15% decrease in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 113% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our oil and gas exploration and production segment, was primarily responsible for the improvement in revenues. The production increase was primarily due to the merger with Prize. Total operating costs and expenses increased 88% to $197.0 million in 2002 from $104.8 million in 2001, principally due to higher depreciation, depletion and amortization expense, lease operating expenses, and general administrative expenses due to the merger with Prize. Income before income tax decreased 36% to $13.9 million in 2002 from $21.9 million in 2001, primarily due to higher interest expense and non cash hedging losses due to the Prize merger. Income per common share-diluted was $0.25 per share in the 2002 period compared to $0.36 per share in the 2001 period, a decrease of 31%, due to a 68% increase in diluted shares, principally as a result of the Prize merger. The effect of the extraordinary loss in the 2002 and 2001 periods was $0.01 per share, basic and diluted. No dividends were recorded in the 2002 or 2001 periods due to the conversion of $25.0 million (liquidation value) of our 1999 Series A 8% convertible preferred stock on January 1, 2001 into approximately 4.8 million shares of our common stock.

Exploration and Production Operations:

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

Gross margin for exploration and production operations for the 2002 period was $161.2 million, or $2.28 per Mcfe, compared to $99.7 million, or $2.99 per Mcfe in the 2001 period, a decrease of 24% on a per unit of production basis, primarily as a result of the decrease in oil and gas prices realized and the increase in lifting costs per unit.

Depreciation, depletion, and amortization of oil and gas properties was $83 million in the 2002 period versus $42.7 million in the 2001 period, an increase of 94% due primarily to the Prize merger. On a unit of production basis, depreciation and depletion expense was $1.17 per Mcfe produced in the 2002 period versus $1.28 per Mcfe produced in the 2001 period. This 9% decrease in the equivalent unit cost was due primarily to the merger with Prize which added proved reserves at a cost of approximately $0.84 per Mcfe.

Segment profit for exploration and production operations was $78.3 million for the 2002 period versus $57 million for the 2001 period, an increase of 37%, principally due to the Prize merger.

Gas Gathering, Marketing and Processing Operations:

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

Depreciation expense for gas gathering, marketing and processing operations was $2.1 million in the 2002 period versus $883 thousand in the 2001 period, an increase of 127%, due to the Prize merger.

Segment profit for gas gathering, marketing and processing operations was $3.6 million in the 2002 period versus $911 thousand in the 2001 period, an increase of 300%, principally due to the Prize merger.

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

Depreciation expense was $507 thousand in the 2002 period versus $394 thousand in the 2001 period, an increase of 29% due to capital additions. Segment profit was $1.1 million in 2002 versus $157 thousand in 2001.

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

We made provision for a $3.2 million loss on assets associated with the Enron Corp. bankruptcy in the 2001 period. Of the total loss provision recorded, approximately $2.5 million was related to accounts receivable from Enron for physical gas sales and approximately $701 thousand was related to a receivable from a natural gas commodity hedge in which Enron was the counterparty.

We had equity and debt investments in a privately held entity which declared bankruptcy subsequent to December 31, 2001, and we provided an impairment charge against earnings of $5.0 million at December 31, 2001. Additionally, we had an investment in available-for-sale securities of another entity of $2.7 million at December 31, 2001. Because of the deteriorating financial condition of this entity, we reported an other than temporary impairment of $2.1 million as a charge against earnings at December 31, 2001, based on the entity’s reported market value on that date. In 2002, this entity declared bankruptcy and we recorded a further impairment of $621 thousand on this investment.

Interest expense was $47.9 million for 2002 versus $19.9 million for 2001, an increase of 141%, primarily as a result of higher debt levels due to the Prize merger. On March 15, 2002 we issued $300 million in 9.6% Senior Notes due in 2012. During the 2002 period, the interest rate on our Facility was 4.0% versus 6.3% in 2001, a decline of 36%. The weighted average daily balance of bank debt increased 96% to $182.9 million in 2002 from $93.3 million in 2001. By December 31, 2002, the level of debt under our Facility had been reduced to $125 million through sales of non-strategic oil and gas properties. In addition, interest expense was reduced in the 2001 period by $744 thousand as a result of interest rate derivatives versus an increase in interest expense of $1.2 million from interest rate derivatives in the 2002 period.

We recorded an income tax benefit of $1.6 million in 2002 versus income tax expense of $8.4 million in 2001. The 2002 period benefited from a $7.1 million reduction in the valuation allowance charged against deferred tax assets as a result of the increased likelihood (due to the Prize merger) that the tax assets generated from prior net operating losses will be realized in the future. The 2002 period was also impacted by a $2.3 million deferred tax provision from the adjustment of goodwill due to sales of non-strategic oil and gas properties. The effective tax rate for 2002 and 2001 was (8.1%) and 38%, respectively. The variance in the effective tax rate from the statutory rate of 35% was due to the release of the valuation allowance on our previously reserved deferred tax assets in 2002.

Liquidity and Capital Resources

Our liquidity is primarily dependent upon our ability to generate cash flow from operations and from external sources such as our commercial banks or the bond market. One of the most significant items that can impact our internally generated funds and availability under our line of credit is commodity prices. Should oil and gas prices decline significantly, our cash flow would be negatively impacted. If commodity prices declined and were perceived by our lenders to be more than temporary, the amount available under our bank line of credit would be reduced. Reductions in our borrowing capacity could cause us to have to pay down our bank debt, reduce our drilling activities and possibly sell oil and gas properties.

Increases in interest rates could also negatively impact our liquidity, as more cash flow would have to be directed toward the payment of interest. Because Magnum Hunter is leveraged, interest expense is a significant financial obligation.

We attempt to mitigate the impact of decreases in commodity prices and increases in interest rates by the use of hedging contracts; however, we do not hedge all of our commodity price or interest rate risks. Instead, management judges the likelihood of changes in commodity prices and interest rates and considers other factors such as the amount of debt and estimated cash flow under various scenarios. Hedges are then considered and entered into as deemed appropriate.

CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities was $162.6 million, $83.4 million, and $104.1 million in 2003, 2002, and 2001, respectively. Our operating cash flow for 2003 increased over that for 2002, primarily due to higher operating profits realized by our business segments when adjusted for non-cash items. Please see the period to period comparisons for further explanations on the causes and amounts of the increases in our earnings. We also benefited in the 2003 period from $8.1 million in income tax refunds (net of current year payments) as well as the return of $6.5 million in margins we had posted on commodity hedge positions. Our 2002 operating cash flow was lower than our 2001 operating cash flow due to higher receivables balances carried at year end, large margins posted on our hedge positions, and cash used to reduce current liabilities acquired in the Prize merger. These decreases in cash flows were partially offset by increases in cash flows due to tax refunds received and cash received on hedge positions acquired in the Prize merger which were closed during 2002.

Our net working capital position at December 31, 2003 was a deficit of $5.2 million. At this date, we had $87.5 million available under our Facility. A large factor in our negative working capital was $21.9 million in current derivative liabilities we had recorded on our 2004 hedging program due to continued increases in commodities prices over our hedged prices. This liability is partially offset by $8.3 million in deferred tax assets which will be released as our 2004 hedges are settled. If actual commodities prices realized on our production remain higher than our hedged prices, our resulting higher proceeds from oil and gas sales will offset any actual amounts paid out on this liability.

Our net working capital position at December 31, 2002 was a deficit of $31.0 million. At this date we had $122.0 million available under our Facility. Again, a large factor in our negative working capital was $42.8 million in current derivative liabilities we had recorded on our 2003 hedging program due to continued increases in commodities prices over our hedged prices for 2003 production. The amounts paid out on these liabilities were offset by higher cash received for the related production in 2003. This liability was also offset by $15.5 million of current deferred tax assets which were released as the positions were settled.

INVESTING ACTIVITIES: Net cash used in investing activities was $159.7 million, $89.4 million, and $204.0 million in 2003, 2002, and 2001, respectively. In 2003, the main source of our investing was $175.5 million spent for capital expenditures which are discussed in the section immediately following our liquidity and capital resources discussions. During 2003 we also received $17.1 million from the sales of non-strategic oil and gas properties as well as $5.1 million from the sale of our 30% interest in NGTS. We spent $7.6 million to purchase land which we currently have available for sale. We expect to sell these properties during 2004.

During 2002 we spent $141.0 million on capital expenditures as well as $41.1 million to complete the Prize merger. Both of these items are discussed in detail in separate sections following our liquidity and capital resources discussions. These expenditures were partially offset by $96.0 million received on sales of non-strategic oil and gas properties acquired in the Prize merger.

We used $204.0 million on investing activities during 2001. Capital expenditures of $204.4 million accounted for most of the spending. Again, please see the capital expenditures section for additional details on our capital expenditure program. We also received distributions of $1.6 million from NGTS which partially offset the $2.5 million which we invested in another affiliate.

FINANCING ACTIVITIES: Net cash provided by financing activities was $12.7 million, $6.3 million, and $102.7 million in 2003, 2002, and 2001, respectively. During 2003, we received $4.7 million from the issuance of common stock and treasury stock pursuant to employee stock option and warrant programs. We repurchased approximately 1.3 million common shares at a cost of $7.4 million under our existing share repurchase programs. We loaned $2.7 million to our KSOP to purchase approximately 486 thousand shares of our common stock to be available for purchase by participants at future dates. KSOP participants paid us $380 thousand to purchase approximately 59 thousand unallocated KSOP shares of our common stock and we forgave KSOP debt of $1.1 million by contributing approximately 172 thousand unallocated shares of our common stock to participants as our 2003 employer retirement plan contribution. At December 31, 2003, the KSOP had a loan balance of $6.1 million. This loan carries no interest and is due December 31, 2004. We paid $134.4 million to redeem the outstanding $129.5 million in principal of our 10% Senior Notes, borrowed approximately $517.4 million under our Facility, and made repayments on our debt of $486.3 million. We also received $125 million from the issuance of Convertible Notes and paid fees related to our financing activities of $4.4 million.

During 2002, we received $300 million from the issuance of our 9.6% Senior Notes due 2012 and paid down debt of $30 million. We also paid off $246.8 million of long-term debt acquired in the Prize merger. During 2002, we spent $18.0 million to repurchase approximately 2.7 million shares of our common stock. We loaned $3.7 million to our KSOP to purchase approximately 532 thousand shares of our common stock and forgave KSOP debt of $1.3 million by releasing approximately 244 thousand shares of our common stock to participants. We also received $3.6 million from the exercise of employee stock options.

Net cash provided by financing activities in 2001 was $102.7 million. We borrowed $262.5 million under our Facility as well as $4.0 million through vendor-provided financing of several offshore platforms. We repaid borrowings under our Facility of $158.6 million and purchased $10.5 million in principal of our 10% Senior Notes for $10.8 million. We received $5.8 million from the issuance of common stock. We also purchased treasury shares for $1.0 million, loaned the KSOP $898 thousand, and forgave KSOP debt of $1.1 million in lieu of a cash contribution to the plan.

BLUEBIRD’S AND CANVASBACK’S CAPITAL RESOURCES: On March 1, 2002, we created two wholly-owned subsidiaries, Canvasback Energy, Inc. and Redhead Energy, Inc. During March 2003, Canvasback Energy, Inc. became the controlling shareholder of Metrix, resulting in its full consolidation with a minority interest. These three entities will collectively be referred to as Canvasback. Like Bluebird, these entities are not guarantors of any of our issued debt, and they cannot be included in debt compliance calculations. On March 15, 2002, Bluebird, an unrestricted subsidiary, transferred all of its assets to Canvasback.

During 2003, Canvasback received proceeds of $10.9 million in principal value from the redemption of its investment in Magnum Hunter’s 10% Senior Notes. It also received $259 thousand in premiums in addition to the principal value. It also repaid their $7 million term loan and terminated the agreement. Canvasback purchased 916,000 shares of Magnum Hunter common stock during 2003 at a cost of $5.1 million and $381 thousand in principal of Magnum Hunter’s 10% Senior Notes. Canvasback also received $2.6 million from sales of units of their investment in TEL Offshore Trust. At December 31, 2003, Canvasback had no contractual obligations or spending plans.

During 2002, Canvasback purchased $12 million of Magnum Hunter common stock, borrowed $7 million under its own note agreement, and repurchased $5.8 million in principal of Magnum Hunter’s 10% Senior Notes.

On May 17, 2001, Bluebird sold all of its proved and unproved oil and gas properties, except for its investment in TEL Offshore Trust, and all of its pipelines and other fixed asset property to Magnum Hunter Production, Inc. for $17.7 million in cash and $10 million of our 1996 Series A convertible preferred stock. Bluebird used the sales proceeds to retire its $17.7 million of debt. The effective date of the sale was May 1, 2001. On June 25, 2001, Canvasback purchased $4.7 million in principal of Magnum Hunter’s 10% Senior Notes on the open market.

MAGNUM HUNTER’S CAPITAL RESOURCES: The following discussion of Magnum Hunter’s capital resources refers to the company and its affiliates other than Canvasback and Bluebird, whose capital resources are discussed separately above. Internally generated cash flow from operations and borrowings under our Facility are our major sources of liquidity. From time to time, we may also sell investments and oil and gas properties to increase our liquidity. We also may use other sources of capital, such as issuances of additional debt or equity securities to fund acquisitions or other specific needs. In the past, we have accessed both public and private capital markets to obtain capital for specific activities as well as general corporate purposes.

On May 1, 2002, our Board of Directors announced an expansion of our existing stock repurchase program originally established in June 2001. Under the program, the company or our affiliates are authorized to repurchase up to two million shares of our common stock. On October 17, 2002, our Board of Directors approved a new three million share repurchase program. Approximately 4.2 million shares have been repurchased through these programs, and approximately 818 thousand remain available for repurchase.

On December 5, 2001, we announced a distribution of one warrant for every five shares of our common stock owned on January 10, 2002. These warrants were distributed on March 21, 2002. Each new warrant entitles the holder to purchase one share of common stock at $15. The warrants will expire three years from the date of distribution unless extended by the Board of Directors.

On January 15, 2002, we entered into a sale-leaseback transaction on three newly constructed offshore production platforms and associated pipelines. We received a total of $11.2 million in new funding which was used for general corporate purposes, including a voluntary reduction under our Facility. The production platforms are being leased from a syndicate group of lenders over a term of three to five years and at a cost of funds of approximately 4.2% per annum, based on current interest rates. This transaction is accounted for as a capital lease.

On March 15, 2002, we amended and restated our Facility in conjunction with the merger with Prize. The amended Facility provided for total borrowings of $500 million, up from $225 million, and raised the borrowing base limit from $160 million to $300 million. Additionally, we amended and extended the expiration date of the Facility to March 2005. After March 15, 2002, the Facility was used i) to fund the cash component of the Prize merger, ii) to pay certain costs associated with the merger, and iii) for general corporate purposes. In connection with certain oil and gas property divestitures, the borrowing base was reduced to $250 million on September 3, 2002.

During 2003, we amended our Facility in May and October to increase the borrowing base to $350 million, up $100 million from our previous $250 million borrowing base. We also extended the expiration date of the Facility to May 2, 2006. The increased borrowing base was used to fund the redemptions of our 10% Senior Notes which were completed prior to the issuance of our Convertible Notes in December 2003. We also used the increased borrowing base to fund the costs of issuing our Convertible Notes. Upon the issuance of our Convertible Notes, we repaid approximately $144 million of our borrowings on this Facility, and the borrowing base was reduced $95 million to $255 million. At December 31, 2003, we had available credit under this Facility of $87.5 million.

Our Facility includes covenants, the most restrictive of which requires maintenance of a minimum funded debt to EBITDA ratio and an interest coverage ratio, as defined in the loan agreement. We were not in compliance with the funded debt to EBITDA ratio required under the covenants at March 31, 2002. The lender provided us with a waiver as of that date, and we negotiated a less restrictive funded debt to EBITDA ratio for the next four successive quarters until March 31, 2003. We were in compliance with the covenants for the remainder of 2002 and have been in compliance with the revised covenants for all of 2003. We expect to be able to comply with these covenants in the future.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding balance on the Facility exceeds the redetermined borrowing base, we must repay the excess immediately. The last redetermination date had an effective date of June 30, 2003 and was completed on October 31, 2003. This redetermination increased our borrowing base by $50 million. Our next redetermination date will have an effective date of December 31, 2003 and will have an estimated completion date of May 31, 2004.

On March 15, 2002, we also completed a private placement of $300 million of Senior Notes (the “Private Placement”) due 2012 that are unsecured. The Senior Notes bear an annual interest rate of 9.6% due semi-annually, commencing September 15, 2002.

With the funds provided by the new Facility in 2002 and the Private Placement of the 9.6% Senior Notes, we repaid indebtedness on our old Facility of $155.7 million, retired the long-term debt acquired in the Prize merger for $246.8 million, funded the cash component of the merger for $70.9 million ($41.1 million net of cash acquired), and paid approximately $12.2 million for fees and expenses related to the merger. In connection with the Prize merger, we issued 34,062,963 shares of our common stock to Prize shareholders, increasing our total shares outstanding by 96%.

During 2003, we paid $145.2 million to redeem the $140 million in principal of our 10% Senior Notes. This redemption was funded by borrowings under our Facility as well as the issuance of $125 million in Convertible Notes during December 2003. We paid approximately $5.2 million in premiums to redeem the 10% Senior Notes. Of the notes redeemed, Canvasback received approximately $10.9 million in principal and received premiums of approximately $259 thousand.

During December of 2003, we issued $125 million in face value of Convertible Notes. These Convertible Notes bear interest equal to the three-month LIBOR, to be adjusted quarterly. The initial rate set on issuance of the Convertible Notes was 1.17%. The Convertible Notes are convertible into a combination of cash and Magnum Hunter common stock upon certain events. The initial conversion price is $12.19, subject to adjustment under certain conditions. The Convertible Notes are due December 2023, but can be put by the holders on December 15, 2008, 2013, and 2018. We have the right to call these Convertible Notes at any time after December 22, 2008. The proceeds from these Convertible Notes were used to repay borrowings under the Facility.

Holders may surrender Convertible Notes for conversion into cash and shares of our common stock prior to the Convertible Notes’ maturity date in the following circumstances: i) during any calendar quarter commencing after the issuance of the Convertible Notes, if our common stock price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 110% of the conversion price per share of our common stock in effect on that 30th trading day; ii) if we have called the particular Convertible Notes for redemption and the redemption has not yet occurred; iii) during the five trading day period after any five consecutive trading day period in which the trading price of $1,000 principal amount of the Convertible Notes for each day of such five-day period was less than 95% of the product of the closing sale price of our common stock on that day multiplied by 82.0345 (the “Conversion Rate”); or iv) upon the occurrence of specified corporate transactions.

Upon the occurrence of the circumstances described above, holders may convert any outstanding notes into cash and shares of our common stock at an initial conversion price per share of $12.19. Subject to certain exceptions, at the time notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the ten-day average closing stock price of our common stock. We will deliver the Conversion Value to holders as follows: i) an amount in cash (the “Principal Return”) equal to the lesser of (a) the Conversion Value and (b) the principal amount of the notes to be converted and, if the Conversion Value is greater than the Principal Return, ii) an amount in shares equal to the Conversion Value less the Principal Return (the “Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the ten day average closing stock price of our common stock.

Our internally generated cash flows, results of operations, and financing of our operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, our earnings and cash flows may be adversely affected regardless of our commodity hedging programs. We believe that our cash flows from operations, existing working capital, and availability under our Facility will be sufficient to meet interest payments and fund capital expenditures during 2004.

CAPITAL EXPENDITURES. For the year ended December 31, 2003, our total capital expenditures for property, plant and equipment, were $175.5 million. The following summarizes our capital expenditures by cost component (in thousands):

	Oil and Gas Properties	Other Property	Total
Acquisition costs:
Unproved acquisition	$12,213	--	$12,213
Proved acquisition	3,021	--	3,021
Other property acquisition	--	$890	890
Development costs	122,623	--	122,623
Exploratory costs	36,788	--	36,788

Total	$174,645	$890	$175,535

For the year 2004, we have budgeted approximately $185 million for exploration and development activities. We anticipate that the 2004 capital expenditure budget will be funded by cash flow from operations and Facility utilization. We are not contractually obligated to proceed with any of our material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within our control or ability to forecast, including drilling results, oilfield costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

In the normal course of business, we review opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with our growth strategy, bids or offers in amounts and with terms acceptable to the company may be submitted. It is uncertain whether any such bids or offers which we may submit from time to time, will be acceptable to the sellers. In the event of a future significant acquisition, we may require additional financing in connection therewith. We do not budget for acquisition expenditures.

The following summarizes the oil and gas properties acquired in the Prize merger (in millions):

Oil & Gas Properties
	Unproved	Proved	Other Property	Total
Acquisition Costs	$140,312	$453,834	$22,826	$616,972

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS. We have the following contractual obligations as of December 31, 2003:

	Payments Due by Period (in thousands)
Contractual Obligations:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$590,012	$12	$165,000	$--	$425,000
Capital Leases	7,500	2,009	3,343	2,148	--
Operating Leases	7,403	2,303	3,041	639	1,420

Total Contractual Obligations	$604,915	$4,324	$171,384	$2,787	$426,420

We have no off balance sheet arrangements, special purpose entities or financing partnerships. In the past we have provided trade guarantees on behalf of our formerly 30% owned affiliate, NGTS. The last of these guarantees expired in July 2003. Further, we have sold our 30% ownership interest in NGTS, and, therefore, no longer maintain any equity interest in this affiliate. We have no other guarantees on behalf of any entities and do not intend to issue any at this time.

Our 2004 capital expenditure budget is $185 million. Based on our reserve report, future development costs are estimated to be $194.9 million for our proved reserves and $113.9 million for our probable reserves.

In relation to our hedging programs, we could have significant cash payments related to current derivative positions. Based on current pricing, we will make payments of $21.9 million during 2004 and $1.2 million during 2005 related to our hedging program. These payment estimates are based on December 31, 2003 commodity prices, and will vary in the future. Please see Item 7A and Note 12 to the Consolidated Financial Statements for additional information related to our derivatives and market risk.

We make significant interest payments each year on our debt. During 2003, we paid $55.2 million in interest and recorded a liability for $8.9 million for 2003 interest which would be paid during 2004. At December 31, 2003, we had $300 million fixed rate debt and $297.5 million in variable rate debt; interest payments are made at least semi-annually under all of our debt agreements. We expect debt levels in the future to decrease over time, unless we complete a significant acquisition. With respect to the variable rate debt, we are exposed to interest rate risk. Please see Item 7A and Note 5 to our Consolidated Financial Statements for additional information about our debt.

We currently have $106 million in federal and state income tax net operating loss carryforwards, which, for the most part, prevent us from paying income taxes. These losses will expire, if unused, in years 2009 through 2022. Approximately $51.4 million of these losses are limited to $7.8 million per year. We expect we will be able to continue to offset any current period taxes due with these losses for the foreseeable future.

In relation to our oil and gas properties, we have substantial retirement obligations. We estimate that we will have obligations of $32.5 million in plugging and abandonment costs related to our current properties. While we do not anticipate material payments in relation to our plugging obligations until 2017 and beyond, the timing of these costs is not subject to our control. Please see Note 3 to the Consolidated Financial Statements for additional information on our asset retirement obligations.

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

The accompanying consolidated financial statements include the accounts of Magnum Hunter and our existing wholly-owned subsidiaries. We also consolidate on a pro rata basis our approximately 29% ownership, as of December 31, 2003, of TEL Offshore Trust, our 1% ownership of Mallard Hunter, LP and our 5% ownership of Teal Hunter, LP. Prior to December 2003, we accounted for our approximate 32% interest in Metrix under the equity method. In December, we acquired an 80% controlling interest in that company; thus, we now consolidate Metrix with a minority interest for the outside owners' 20%. We accounted for our investment in NGTS under the equity method prior to its sale during September 2003. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform with the current presentation.

Magnum Hunter is a holding company with no significant assets or operations other than our investments in our subsidiaries. Our wholly-owned subsidiaries, except for Canvasback Energy, Inc., Redhead Energy, Inc. and Metrix, collectively referred to as ("Canvasback"), are direct guarantors of our Facility, 9.6% Senior Notes and our Convertible Notes, and have fully and unconditionally guaranteed the notes on a joint and several basis. The guarantors comprise all of the direct and indirect subsidiaries of the company (other than Canvasback), and we have presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Canvasback (See Note 16 to the Consolidated Financial Statements). There is no restriction on the ability of consolidated or unconsolidated subsidiaries, except for Canvasback, to transfer funds to Magnum Hunter in the form of cash dividends and loans or advances.

Oil and Gas Properties

We use the full cost method of accounting for our investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas proved reserves are capitalized into a "full-cost pool" on a country-by-country basis as incurred, and properties in the pool, less their associated salvage values, are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves, as determined by independent petroleum engineers. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of unamortized cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices subsequently increase. Our capitalized costs did not exceed the PV-10 limitation using prices in effect at December 31, 2003. Significant downward revisions of quantity estimates, declines in oil and gas prices, higher operating costs or additional capital costs which are not offset by incremental increases in oil and gas reserves or other factors could possibly result in write-down for impairment of oil and gas properties in the future.

In accordance with SFAS 143, "Accounting for Asset Retirement Obligations", we carry a liability for any legal retirement obligations on our oil and gas properties. The associated asset retirement costs are capitalized as part of the full-cost pool and depleted on the unit of production basis.

Reserve engineering is a subjective process that is dependent on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are subject to change over time as additional information becomes available.

Revenue Recognition

Revenues are recognized when title to the product transfers to purchasers. We follow the "sales method" of accounting for revenue for oil and natural gas production, so that we recognize sales revenue on all production sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. In these instances when our sales are not proportionate to our interests, a receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. Ultimate revenues from the sales of oil and gas production is not known with certainty until up to three months after production and title transfer occur. Current revenues are accrued based on our expectation of actual deliveries and actual prices received.

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

We market oil and gas for our own account, which exposes us to the attendant commodities risk. A significant portion of our gas production is currently sold to end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. We normally sell our oil under month-to-month contracts to a variety of purchasers.

Derivative Instruments

Our product price and interest hedging activities are described in Note 12 to the consolidated financial statements. Periodically we enter into derivative instruments such as futures, swaps and options contracts to reduce the adverse effects of fluctuations in natural gas and crude oil prices. Under our risk management policy, at inception, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil current forecasted (18 months) commodity production. For non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for natural gas and crude oil may not exceed 75% of forecasted production for each product. We also utilize, from time to time, financial derivative instruments to hedge the risk associated with interest on our outstanding debt. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction is recognized.

We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. We determine our fair value based on market values obtained from our counterparties. Derivative instruments that are not hedges must be adjusted to the fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss).

Goodwill

As a result of our merger with Prize, we currently have $56.5 million of goodwill recorded on our books. Under SFAS No. 142, we will not amortize any of the goodwill acquired in the merger. All goodwill has been allocated to the Exploration and Production reporting unit. We test our goodwill for impairment on an annual basis or whenever indicators of impairment exist. We performed our annual impairment test at December 31, 2003, and determined that no impairment existed. The annual impairment test requires management to make significant estimates and judgments. If impairment is determined to exist, we will measure our impairment based on a comparison of the carrying value of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the Exploration and Production reporting unit to all of the assets and liabilities of that unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, impairment will be recognized in the income statement.

Stock Compensation

At December 31, 2003, we had four stock-based employee compensation plans, which are described more fully in Note 13 of the Consolidated Financial Statements. We account for these plans under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123," in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. On June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," and as allowed under the prospective method of SFAS No. 148. The fair value of each option granted after December 31, 2002, is estimated on the grant date, using the Black-Scholes option-pricing model. For the year ended December 31, 2003, we recorded stock compensation expense of $3.0 million, which is reflected in our general and administrative expenses. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, "Accounting for Stock Issued to Employees and Related Interpretations," whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date.

Asset Retirement Obligations

Statement of Financial Accounting Standards ("SFAS") No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. See Note 3 of the Consolidated Financial Statements for additional information on our asset retirement obligations. Upon adoption of SFAS No. 143, we recorded an addition to oil and gas properties of $25.4 million, an asset retirement obligation of $30.4 million, a reduction of accumulated depletion of $5.6 million, and a pre-tax gain of $643 thousand. The retirement obligation requires management to make significant estimates and judgments regarding our expected plugging costs and retirement dates.

Recently Issued Statements

SFAS No. 145 - SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," became effective beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 requires us to reclassify as additional expense any extraordinary items for debt extinguishment costs which did not meet the criteria as described in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as additional expense. As a result, for the years ended December 31, 2002 and 2001, we reclassified our previously reported $621 thousand and $304 thousand extraordinary losses as costs associated with early retirement of debt of $1 million and $490 thousand, and decreased our deferred income tax expense by $379 thousand and $186 thousand, respectively.

SFAS No. 146 - In July 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and there was no effect on our financial statements under this statement.

SFAS No. 148 - The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123," in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. On June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," and as allowed under the prospective method of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123." The fair value of each option granted after December 31, 2002, is estimated on the grant date, using the Black-Scholes option-pricing model. For the year ended December 31, 2003, we recorded stock compensation expense of $3.0 million, which is reflected in our general and administrative expenses. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, "Accounting for Stock Issued to Employees and Related Interpretations," whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date.

If we had recorded stock option expense under the fair value provisions of SFAS No. 123 for all prior and current grants, our net income and EPS would have been as shown in the below pro forma tables (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$26,117	$15,522	$13,516

Total Stock-based employee compensation expense
included in reported net income, net of income
taxes of $1,144	1,873	--	--

Deduct: Total stock-based employee compensation
determined under fair value-based method for all
awards, net of income taxes of $2,896, $1,962 and
$1,563, respectively	(4,751)	(3,219)	(2,564)

Pro forma net income	$23,239	$12,303	$10,952

Earnings per share:
Basic - as reported	$0.39	$0.25	$0.39

Basic - pro forma	$0.35	$0.20	$0.31

Diluted - as reported	$0.38	$0.25	$0.36

Diluted - pro forma	$0.34	$0.20	$0.30

FIN No. 45 - FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees," was issued in November 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. We adopted this interpretation in January 2003.

In the past, we have provided trade guarantees on behalf of NGTS. The last of these guarantees expired in July 2003. Further, we have sold our 30% ownership interest in NGTS, and, therefore, no longer maintain any equity interest in this former affiliate (see Note 2 to our Consolidated Financial Statements). We have provided no other guarantees on behalf of any unconsolidated entities and do not intend to issue any at this time.

FIN No. 46 - FIN No. 46, "Consolidation of Variable Interest Entities," addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities created or obtained before February 1, 2003. For variable interest entities created after January 31, 2003, the consolidated provisions apply immediately. We do not have any variable interest entities that would be subject to these provisions and, accordingly, FIN 46 will not have an impact on our financial statements.

FIN No. 46R - In January 2003, the FASB issued FIN 46. In December 2003, FASB revised FIN 46, which clarifies the application of Accounting Research Bulletin No. 5l, "Consolidated Financial Statements" ("ARB 51"). As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46 clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares. We do not have any variable interest entities that would be subject to these provisions, and, accordingly, FIN 46R also will not have an impact on our financial statements.

SFAS 150 - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS 150 modifies the accounting and financial statement disclosures of certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 affects the issuer's accounting for three types of financial instruments that are required to be accounted for as liabilities. We did not have any financial instruments outstanding to which the provisions of SFAS 150 apply; therefore, the initial adoption of SFAS 150 did not have any impact on the results of operations or equity of the company.

In June 2001, FASB issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We did not change or reclassify contractual mineral rights included in proved and unproved oil and gas properties on our balance sheet upon adoption of SFAS No. 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets. If it is determined that reclassification is necessary, we will reduce our proven properties by $352.7 million, decrease unproved properties by $154.5 million and report intangible mineral rights related to proved properties of $352.7 million and intangible mineral rights related to unproved properties of $154.5 million at December 31, 2002. At December 31, 2003, we will reduce our proven properties by $408.1 million, reduce our unproved properties by $94.4 million, and report intangible mineral rights related to proved properties of $408.1 million and intangible mineral rights related to unproved properties of $94.4 million. These reclassifications represent the cost of acquiring proved and unproved mineral use rights from the effective date of June 30, 2001. The provisions of SFAS No. 141 and SFAS No. 142 impact only the balance sheet and any associated footnote disclosures. Any reclassifications potentially required would not impact our cash flows or statements of income.

Off Balance Sheet Arrangements

We have provided trade guarantees on behalf of NGTS in the past. The last of these guarantees expired in July 2003. Further, we sold our 30% ownership interest in NGTS and, therefore, no longer maintain any equity interest in this former affiliate. We have no other guarantees on behalf of any entities and do not intend to issue any in the future at this time.

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

Other

At February 16, 2004, Magnum Hunter had approximately 50% of its natural gas production and approximately 60% of its crude oil production hedged through December 31, 2004. In addition, Magnum Hunter had approximately 25% of its natural gas production and none of its crude oil production hedged for the calendar year 2005. Unless we enter into additional hedging transactions, the remainder of our hydrocarbon volumes will be sold at market prices. Future commodity price declines will negatively impact future income and cash flow to the extent of any production sold at market prices. These declines could ultimately affect the quantity of proved oil and gas reserves and cost center ceiling values. These results, individually or collectively, could result in bank debt default and/or debt acceleration, restrict our ability to attract qualified personnel or cause further industry consolidation. There is no requirement from any of our lenders to hedge our products.

Our domestic operations are concentrated in the southwestern and mid-continent regions of the United States and shallow water region of the Gulf of Mexico offshore Texas and Louisiana. We currently have no operations outside of the United States of America. We currently have eighteen wells that individually produce 1.5 MMcfe per day or greater, but these are not concentrated in any one field. We have no individual fields in which disruptions could materially reduce our financial results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Due to hedge contracts acquired in the Prize merger, we were contractually obligated to a counter-party to provide a margin deposit in the form of cash or bank letter of credit should the aggregate fair value of hedge contracts held with the counter-party exceed a predetermined value. Margins posted at December 31, 2003 totaled $1.5 million. Subsequent to December 31, 2003, the only remaining contract with this counter-party was novated to another counter-party that does not require margin deposits to be maintained, and previously posted margins were recovered. The company has not and does not intend to enter into any new hedging contracts with institutions that require margin deposits.

At December 31, 2003, we had open contracts with the following terms:

Commodity	Type	Volume/Day	Duration	Wtd. Avg. Price
Natural Gas	Collar	85,000 MMBTU	Jan 04 - Dec 04	$3.76 - $5.78
Natural Gas	Collar	40,000 MMBTU	Jan 05 - Dec 05	$4.00 - $6.25
Crude Oil	Collar	8,500 BBL	Jan 04 - Mar 04	$24.71 - $31.02
Crude Oil	Collar	7,000 BBL	Apr 04 - Jun 04	$23.57 - $30.16
Crude Oil	Collar	4,000 BBL	Jul 04 - Dec 04	$23.25 - $28.36

Based on future market prices at December 31, 2003, the fair value of open contracts to the company was a net liability of $23.0 million. If future market prices were to increase 10% from those in effect at December 31, 2003, the fair value of our open contracts would be a liability of $41.4 million. If future market prices were to decline 10% from those at December 31, 2003, the fair value of our open contracts would be a liability of $6.5 million.

At inception, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil forecasted current (18 months) commodity production. For non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for natural gas and crude oil may not exceed 75% of forecasted production for each product. Unhedged portions of our natural gas and crude oil production will be subject to market price fluctuations.

Fixed and Variable Debt.

We use fixed and variable debt to partially finance budgeted expenditures. These agreements expose us to market risk related to changes in interest rates.

The following table presents the carrying and fair value of our debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the 9.6% Senior Notes and the Convertible Notes, which are valued at their last traded value before December 31, 2003.

Expected Maturity Dates	2004	2005-2007	2012	2023	Total	Fair Value
(in thousands)
Variable Rate Debt:
Bank Debt with Recourse (a)	$--	$165,000	$--	$--	$165,000	$165,000
Convertible Notes (b)	$--	$--	$--	$125,000	$125,000	$134,063
Capital Lease Obligations (c)	$2,009	$5,491	$--	$--	$7,500	$7,500
Fixed Rate Debt:
9.6% Senior Notes	$--	$--	$300,000	$--	$300,000	$340,500
Other	$12	$--	$--	$--	$12	$12

(a)	The weighted average interest rate on the bank debt with recourse at December 31, 2003 is 3.1021%.

(b)	The interest rate on the Convertible Notes at December 31, 2003 is 1.17%. The rate on these Convertible Notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of the notes on December 15, 2008, 2013, and 2018. The repurchase price will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase.

(c)	The weighted average interest rate on capital lease obligations at December 31, 2003 is 4.1985%.

Item 8. Financial Statements and Unaudited Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries (“the Company”), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule included in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the company changed its method of accounting for asset retirement obligations in 2003 as required by Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” and changed its method of accounting for employee stock-based option grants in 2003 by adopting the prospective method specified by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and Amendment to FASB Statement No. 123.”

Deloitte & Touche LLP

Dallas, Texas
March 9, 2004

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$18,693	$3,069
Restricted cash	--	682
Accounts receivable
Trade, net of allowance of $4,331 and $4,573, respectively	46,716	53,741
Notes receivable	1,996	2,496
Notes receivable from affiliate	--	100
Income tax refund receivable	488	9,966
Derivative assets, current	35	--
Deferred income taxes, current	8,263	15,500
Deposits	2,713	8,856
Land held for sale	7,563	--
Prepaid drilling costs	8,770	--
Other current assets	5,100	3,563

Total Current Assets	100,337	97,973
Property, Plant and Equipment
Oil and gas properties, full-cost method
Unproved	110,467	165,676
Proved	1,292,388	1,053,426
Gas processing plants and pipelines	34,149	33,951
Other property	7,805	6,636

Total Property, Plant and Equipment	1,444,809	1,259,689
Accumulated depreciation, depletion, amortization and impairment .	(348,926)	(258,080)

Net Property Plant and Equipment	1,095,883	1,001,609
Other assets
Deferred financing costs and other	13,155	12,642
Investment in unconsolidated affiliates	50	6,722
Goodwill	56,467	50,710

Total Assets	$1,265,892	$1,169,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade payables and accrued liabilities	$54,808	$61,928
Accrued interest	8,909	10,327
Suspended revenue payable	16,049	9,118
Due to affiliates	1,742	1,432
Taxes payable	133	1,549
Derivative liabilities, current	21,853	42,777
Current maturities of long-term debt	2,009	1,865

Total Current Liabilities	105,503	128,996
Long-Term Liabilities
Long-term debt, less current maturities	595,503	569,086
Asset retirement obligations	32,489	--
Derivative liabilities, noncurrent	1,198	3,316
Deferred income taxes payable	141,000	118,062
Other non-current liabilities	523	--
Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized,
216,000 designated as Series A; 80,000 issued and outstanding,
liquidation amount $0	1	1
Common Stock - $.002 par value; 100,000,000 shares authorized,
71,977,759 and 71,707,897 shares issued, respectively	144	143
Additional paid-in capital	429,446	423,364
Accumulated other comprehensive loss	(13,576)	(26,902)
Retained earnings (accumulated deficit)	5,003	(21,114)
Common stock in deferred compensation plan, at cost (34,416 shares)	(192)	--
Unearned common stock in KSOP, at cost (1,012,203 and 757,246 shares,
respectively)	(6,110)	(4,888)

	414,716	370,604
Treasury stock, at cost (3,942,294 and 3,168,013 shares, respectively)	(25,040)	(20,408)

Total Stockholders' Equity	389,676	350,196

Total Liabilities and Stockholders' Equity	$1,265,892	$1,169,656

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except for share and per share amounts)

	For the Years Ended December 31,
	2003	2002	2001
Operating Revenues:
Oil and gas sales	$284,929	$240,964	$133,083
Gas gathering, marketing and processing	35,317	20,809	17,895
Oil field services	4,768	4,096	1,828

Total Operating Revenues	325,014	265,869	152,806

Operating Costs and Expenses:
Oil and gas production lifting costs	56,262	51,559	20,388
Production taxes and other costs	32,772	28,167	12,994
Gas gathering, marketing and processing	25,373	15,100	16,101
Oil field services	3,119	2,474	1,277
Depreciation, depletion, amortization and accretion	99,614	86,468	43,999
Gain on sale of assets	(171)	(61)	(58)
Loss on Enron related assets	--	--	3,156
General and administrative	15,347	13,293	6,898

Total Operating Costs and Expenses	232,316	197,000	104,755

Operating Profit	92,698	68,869	48,051
Equity in (loss) earnings of affiliate	(162)	792	1,085
Other income	889	452	283
Provision for impairment of investments	--	(621)	(7,123)
Costs associated with early retirement of debt	(6,716)	(1,000)	(490)
Non-cash hedging adjustments	1,482	(6,626)	52
Interest expense	(47,260)	(47,935)	(19,920)

Income Before Income Tax	40,931	13,931	21,938
Provision for income tax (expense) benefit
Current	250	--	(178)
Deferred	(15,463)	1,591	(8,244)

Total Provision for Income Tax (Expense) Benefit	(15,213)	1,591	(8,422)

Income Before Cumulative Effect of a Change in Accounting
Principle	25,718	15,522	13,516
Cumulative effect of a change in accounting principle,
net of income tax expense of $244	399	--	--

Net Income	$26,117	$15,522	$13,516

Income per Common Share - Basic
Income before cumulative effect of a change in
accounting principle	$0.38	$0.25	$0.39

Cumulative effect of a change in accounting principle	0.01	--	--

Income per Common Share - Basic	$0.39	$0.25	$0.39

Income per Common Share - Diluted
Income before cumulative effect of a change in
accounting principle	$0.37	$0.25	$0.36
Cumulative effect of a change in accounting principle	0.01	--	--

Income per Common Share - Diluted	$0.38	$0.25	$0.36

Common Shares Used in Per Share Calculation
Basic	66,191,816	61,493,428	34,819,614

Diluted	67,501,811	62,513,548	37,108,976

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIODS ENDED DECEMBER 31, 2001
(thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Deficit
Balance at January 1, 2001	$1	$61	$(1,386)	$148,580	$(50,152)

Conversion of 25 shares of Series A 8%
convertible preferred stock into 4,762
shares of common stock		10		(10)

Issuance of 1,068 shares of common
stock and 56 shares of treasury stock
pursuant to employee stock option plan		2	171	4,692

Deferred tax benefit on exercise of
employee stock options				2,350

Contribution of 52 shares to 401(K) plan
and other				151

Issuance of 73 shares of treasury stock			316	418

Purchase of 116 shares of treasury stock			(1,015)

Employee salary deferrals to ESOP
representing 317 shares

Loan of 105 shares to ESOP				1,655

Net income, net of income tax expense of
$8,422					13,516

Cumulative effect on prior years of a
change in accounting principle, net of
deferred income tax benefits of $1,071

Gain on hedges, net of deferred income
tax expense of $2,156

Unrealized gain on investments, net of
deferred income tax expense of $284

Reclassification adjustment related to
derivative assets, net of deferred
income tax benefit of $90

Balance at December 31, 2001	$1	$73	$(1,914)	$157,836	$(36,636)

	Receivable from Stockholder	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2001	$(442)	$(2,780)	$(466)	$93,416

Conversion of 25 shares of Series A 8%
convertible preferred stock into 4,762
shares of common stock				--

Issuance of 1,068 shares of common
stock and 56 shares of treasury stock
pursuant to employee stock option plan				4,865

Deferred tax benefit on exercise of
employee stock options				2,350

Contribution of 52 shares to 401(K) plan
and other				151

Issuance of 73 shares of treasury stock				734

Purchase of 116 shares of treasury stock				(1,015)

Employee salary deferrals to ESOP
representing 317 shares		1,102		1,102

Loan of 105 shares to ESOP		(898)		757

Net income, net of income tax expense of
$8,422				13,516	13,516

Cumulative effect on prior years of a
change in accounting principle, net of
deferred income tax benefits of $1,071			(1,757)	(1,757)	(1,757)

Gain on hedges, net of deferred income
tax expense of $2,156			3,536	3,536	3,536

Unrealized gain on investments, net of
deferred income tax expense of $284			466	466	466

Reclassification adjustment related to
derivative assets, net of deferred
income tax benefit of $90			(147)	(147)	(147)

Balance at December 31, 2001	$(442)	$(2,576)	$1,632	$117,974	$15,614

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIODS ENDED DECEMBER 31, 2002
(thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Receivable from Stockholder	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2002	$1	$73	$(1,914)	$157,836	$(36,636)	$(442)	$(2,576)	$1,632	$117,974
Issuance of 34,063 shares of common
stock and warrants pursuant to Prize
Energy Corp. merger, less fees		68		260,454					260,522
Issuance of 985 shares of common stock
pursuant to employee stock option plan		2		3,627					3,629
Deferred tax benefit on exercise of
employee stock options				859					859
Employer contribution of 158 shares to
KSOP				71			867		938
Exercise of warrants				5					5
Purchase of warrants				(128)					(128)
Repayment of shareholder loan						442			442
Issuance of 72 shares to KSOP for 2001
employer contribution				601					601
Purchase of 2,726 shares of treasury
stock		(18,494)							(18,494)
Employee salary deferrals to KSOP
representing 86 shares				39			473		512
Loan of 532 shares to KSOP							(3,652)		(3,652)
Net income, net of income tax benefit
of $1,591					15,522				15,522	15,522
Reclassification adjustment related to
derivative contracts, net of deferred
income tax expense of $1,684								2,762	2,762	2,762
Change in fair value of outstanding
hedge positions, net of deferred income
tax benefits of $19,871								(32,593)	(32,593)	(32,593)
Purchased hedge positions, net of
deferred income tax benefit of $1,508								(2,474)	(2,474)	(2,474)
Amortization of purchased hedge
positions, net of deferred income tax
expense of $2,299								3,771	3,771	3,771
Unrealized loss on investments, net of
deferred income tax benefit of $197								(323)	(323)	(323)
Reclassification adjustment for loss on
investments, net of deferred income tax
expense of $197								323	323	323

Balance at December 31, 2002	$1	$143	$(20,408)	$423,364	$(21,114)	$--	$(4,888)	$(26,902)	$350,196	$(13,012)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIODS ENDED DECEMBER 31, 2003
(thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2003	$1	$143	$(20,408)	$423,364	$(21,114)	$--	$(4,888)	$(26,902)	$350,196
Issuance of 270 shares of common stock
pursuant to employee stock option plan		1		1,244					1,245
Issuance of 548 treasury shares upon
exercise of warrants			2,728	720					3,448
Deferred tax benefit on exercise of
employee stock options				613					613
Purchase of 1,340 shares of treasury
stock			(7,413)						(7,413)
Loan to KSOP to purchase 486 shares							(2,711)		(2,711)
Employee deferrals to KSOP to purchase
59 shares				105			380		485
Purchase 53 shares for deferred
compensation plan						(295)			(295)
Employer contribution of 172 shares to
KSOP				336			1,109		1,445
Stock compensation				3,017					3,017
Purchase of 18 treasury shares by
deferred
compensation plan			53	47		(100)			--
Release of 36 shares from deferred
compensation plan						203			203
Net Income, net of income tax expense
of $15,916					26,117				26,117	26,117
Reclassification adjustments related to
derivative contracts, net of deferred
income tax expense of $28,330								46,469	46,469	46,469
Change in fair value of outstanding
hedge positions, net of deferred income
tax benefit of $19,715								(32,338)	(32,338)	(32,338)
Amortization of purchased hedge
positions, net of deferred income tax
benefit of $491								(805)	(805)	(805)

Balance at December 31, 2003	$1	$144	$(25,040)	$429,446	$5,003	$(192)	$(6,110)	$(13,576)	$389,676	$39,443

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$26,117	$15,522	$13,516
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of a change in accounting principle	(399)	--	--
Depreciation, depletion, amortization and accretion	99,614	86,468	43,999
Impairment of investments	--	621	7,123
Amortization of financing fees	2,377	2,037	1,192
Imputed interest on debt due to merger	--	108	--
Increase in allowance for doubtful accounts	231	206	3,214
Deferred income taxes (benefits)	15,463	(1,591)	8,244
Equity in (income) loss of unconsolidated affiliate	162	(792)	(1,085)
Costs associated with early extinguishment of debt	6,716	1,000	490
Cost of shares released from KSOP suspense	1,109	867	--
Minority interest in consolidated subsidiary	89	--	--
Stock compensation	3,017	--	--
Excess of fair value over cost of shares released from KSOP suspense	441	110	1,655
Gain on sale of assets	(171)	(61)	(58)
Other non-cash hedging adjustments	(1,482)	6,626	52
Changes in certain assets and liabilities, net of the effect of acquisitions
Accounts and notes receivable	6,565	(17,429)	12,849
Derivative assets	--	3,600	--
Deposits and other current assets	(4,264)	(9,314)	(187)
Accounts payable and accrued liabilities	(1,081)	(7,449)	13,604
Refund (payment) of income taxes	8,134	2,874	(534)

Net Cash Provided by Operating Activities	162,638	83,403	104,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	17,123	95,988	1,124
Proceeds from sale of unconsolidated affiliate	5,160	--	--

Purchase of land to be held for sale	(7,563)	--	--
Purchase of controlling interest in Metrix Networks, Inc., net of cash acquired	(253)	--	--
Additions to property and equipment	(175,535)	(141,046)	(204,370)
Cash paid in Prize merger net of cash acquired	--	(41,095)	--
Decrease in other assets	(17)	238	50
Loan made for promissory note receivable	--	(2,596)	--
Payments received on promissory note receivable	500	--	70
Distribution from unconsolidated affiliate	1,510	256	1,590
Investment in unconsolidated affiliate	(600)	(1,165)	(2,453)

Net Cash Used In Investing Activities	(159,675)	(89,420)	(203,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	517,375	627,850	266,524
Fees paid related to financing activities	(4,428)	(11,961)	(956)
Payments of principal on long-term debt and production payment	(486,348)	(591,451)	(169,557)
Receipts from short-term notes receivable	--	--	360
Loan repaid by (made to) stockholder	--	742	(300)
Loan to KSOP	(2,711)	(3,652)	(898)
Loan repaid from KSOP	380	473	1,102
Proceeds from issuance of common stock	1,245	3,634	5,750
Proceeds from issuance of treasury stock	3,448	--	--
Redemption of notes payable	(134,374)	--	--
Proceeds from issuance of convertible notes	125,000	--	--
Purchase of warrants	--	(128)	--
Purchase of treasury stock	(7,413)	(18,494)	(1,015)
Decrease (increase) in restricted cash for payment of notes payable	682	(682)	1,820
Dividends paid	--	--	(169)
Net decrease in note receivable from affiliate	100	--	--
Purchase common stock for deferred compensation plan	(295)	--	--

Net Cash Provided by Financing Activities	12,661	6,331	102,661

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,624	314	2,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,069	2,755	9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,693	$3,069	$2,755

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Magnum Hunter Resources, Inc. (“Magnum Hunter”), is incorporated under the laws of the state of Nevada. The company and our subsidiaries are engaged in the acquisition, operation and development of oil and gas properties, the gathering, processing, transmission, and marketing of natural gas and natural gas liquids and providing management and advisory consulting services on oil and gas properties for third parties. In conjunction with the above activities, we own and operate oil and gas properties in twelve states, predominantly in the Southwest region of the United States. In addition, we own and operate three gathering systems located in Texas and Oklahoma and own an interest in four natural gas processing plants located in Texas, Oklahoma and Arkansas.

Consolidation

The accompanying consolidated financial statements include the accounts of Magnum Hunter and our existing wholly-owned subsidiaries, Gruy Petroleum Management Co., Magnum Hunter Production, Inc., ConMag Energy Corporation, Trapmar Properties, Inc., Hunter Gas Gathering, Inc. (“Hunter”), Canvasback Energy, Inc., Pintail Energy, Inc., Redhead Energy, Inc. (“Redhead”), Prize Operating Co., PEC (Delaware), Inc., Oklahoma Gas Processing, Inc., and Prize Energy Resources, LP. We consolidate on a pro rata basis our approximately 29% ownership of TEL Offshore Trust, our 1% interest in Mallard Hunter, LP and our 5% interest in Teal Hunter, LP. Prior to December 2003, we accounted for our approximately 32% interest in Metrix Networks, Inc. (“Metrix”) under the equity method. We acquired an 80% controlling interest in Metrix during December 2003, and thus fully consolidate them with a minority interest for the outside owners’ 20%. Prior to its sale in September 2003, we also accounted for our investment in NGTS, LLC (“NGTS”) under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior years to conform to the current presentation.

Bluebird Energy, Inc. (“Bluebird”) was formed in December 1998. As part of the capitalization of Bluebird, we contributed to Bluebird 1,840,271 units of TEL Offshore Trust. Bluebird was an “unrestricted subsidiary” as defined under certain credit agreements, and was neither a guarantor of our 10% Senior Notes due 2007, or our 9.6% Senior Notes due 2012, nor was it included in determining compliance with certain financial covenants under our credit agreements.

On March 1, 2002, we created two unrestricted, wholly-owned subsidiaries, Canvasback Energy, Inc. and Redhead. During 2003, Canvasback Energy, Inc. became the controlling shareholder of Metrix, resulting in their full consolidation with a minority interest. These three subsidiaries are referred to as Canvasback since Redhead is a wholly-owned subsidiary and Metrix is a majority-owned subsidiary of Canvasback Energy, Inc. On March 15, 2002, Bluebird transferred all of its assets to Canvasback, which effectively capitalized Canvasback. Upon completion of this transfer, Bluebird was merged into Magnum Hunter Production, Inc. Canvasback is neither a guarantor of our 9.6% Senior Notes due 2012, or our floating rate convertible senior notes (“Convertible Notes”) due 2023; nor can it be included in determining compliance with our debt covenants.

Magnum Hunter is a holding company with no significant assets or operations other than our investments in our subsidiaries. Our wholly-owned subsidiaries, except for Canvasback, are direct guarantors of our 9.6% Senior Notes and our Convertible Notes, and have fully and unconditionally guaranteed these notes on a joint and several basis. The guarantors comprise all of our direct and indirect subsidiaries (other than Canvasback), and we have presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Canvasback (See Note 16). Except for Canvasback, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to Magnum Hunter in the form of cash dividends, loans, or advances.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We have cash deposits in excess of federally insured limits.

Investments

We follow accounting procedures according to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this standard, all of our equity securities that have readily determinable fair values are classified as current or non-current assets, available-for-sale and are measured at fair value and are recognized as either current or non-current assets. Unrealized gains and losses for these investments are reported as comprehensive income and accumulated as a separate component of stockholders’ equity. Realized gains and losses are calculated based on the specific identification method.

At December 31, 2001, our available-for-sale securities were classified as non-current assets and included in deposits and other assets. The securities had a cost basis of $2.7 million, gross and a fair market value of $621 thousand, based on the quoted market price. During 2001, we determined that the securities had suffered an other than temporary impairment as a result of the deteriorating financial condition of the entity and a steadily declining market value of the securities. As a result, at December 31, 2001, we also reported a provision for impairment of investments of $2.1 million, as a charge against earnings and a reclassification in accumulated other comprehensive income of $507 thousand ($466 thousand net of income tax). Due to continued deterioration of the entity’s financial condition and market value of their stock, we recorded an impairment on this investment for its full carrying value of $621 thousand during 2002. At December 31, 2002 and 2003, we carried no value for our available-for-sale securities.

During 2000, we acquired a minority ownership interest in a privately held entity that provides remote data collection and web-based monitoring services for the company and other entities operating in the energy industry. The total we invested in 2000 was $2.5 million, and the investment was carried at cost on the balance sheet at December 31, 2000. During 2001, we made an additional equity investment of $2 million as well as secured loans totaling $453 thousand, including accrued interest. At December 31, 2001, our total equity investment of $4.5 million represented less than 10% of the entity’s common equity. As a result of the entity’s inability to obtain additional anticipated equity financing from third parties at the end of 2001, the entity subsequently declared bankruptcy. We reported a provision for impairment of investments of $5.0 million as a charge against earnings at December 31, 2001.

KSOP

As required under Statement of Position 93-6 “Employers Accounting for Employee Stock Ownership Plans,” compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares when they are committed to be released. The difference between cost and the fair market value of the committed to be released shares is recorded in additional paid-in-capital. Unreleased shares held by the KSOP are excluded from the calculation of earnings per share.

Suspended Revenues

Suspended revenue interests represent oil and gas sales payable to third parties largely on properties operated by the company. We distribute such amounts to third parties upon receipt of signed division orders or resolution of other legal matters.

Oil and Gas Properties

Magnum Hunter follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Internal costs that directly relate to acquisition, exploration and development activities that were capitalized totaled $1.3 million for the year ended December 31, 2003 and $600 thousand for each of the years ended December 31, 2002 and 2001. The balance of capitalized costs included in oil and gas properties for the years ended December 31, 2003 and 2002 were $5.2 million and $3.9 million, respectively. Management believes that the basis we use to determine the amount of internal costs capitalized is appropriate.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” we carry a liability for any legal retirement obligations on our oil and gas properties. The associated asset retirement costs are capitalized as part of the full cost pool. We adopted SFAS 143 on January 1, 2003 and recorded proved property additions of $30.4 million in relation to the transition entry. See Note 3 for additional information on our asset retirement obligations.

A summary of the unproved properties excluded from proved oil and gas properties being amortized at December 31, 2003 and 2002, respectively, and the year in which they were incurred follows:

	December 31, 2003 (in thousands)
	Prior	2001	2002	2003	Total
Property Acquisition Costs	$304	$4,900	$83,836	$12,207	$101,247
Exploration Costs	--	--	--	9,220	9,220

Total	$304	$4,900	$83,836	$21,427	$110,467

	December 31, 2002 (in thousands)
	Prior	2000	2001	2002	Total
Property Acquisition Costs	$1,032	$320	$11,131	$150,583	$163,066
Exploration Costs	--	--	2,610	--	2,610

Total	$1,032	$320	$13,741	$150,583	$165,676

Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves are established or impairment determined. Pending determination of proved reserves attributable to the above costs, we cannot assess the future impact on the amortization rate. The Prize merger accounted for $140,312 thousand of the unproved property acquisition costs in 2002. See Note 2 for additional information on the Prize merger.

The capitalized costs are subject to a “ceiling test”, which generally limits such costs less accumulated amortization and related deferred income taxes to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent (PV-10) based on current economic and operating conditions less income tax effects related to the differences between the book and tax basis of the oil and gas properties. The ceiling test is performed on a quarterly basis. At December 31, 2001, the capitalized costs of our oil and gas properties exceeded the PV-10 limitation using prices in effect at December 31, 2001 by $75,984,000. However, no write-down for impairment of oil and gas properties was required as a result of the increase in oil and gas prices subsequent to December 31, 2001. We experienced no impairment in 2003 or 2002.

All costs relating to production activities are charged to expense as incurred.

Amortization expense per thousand cubic feet equivalent was $1.28, $1.17 and $1.28 for the years ended December 31, 2003, 2002 and 2001, respectively.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Instruments

Our product price and interest hedging activities are described in Note 12 to the consolidated financial statements. Periodically we enter into derivative instruments such as futures, swaps and options contracts to reduce the adverse effects of fluctuations in natural gas and crude oil prices. Under our risk management policy, at inception, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil current forecasted (18 months) commodity production. For forecasted non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for both natural gas and crude oil may not exceed 75% of forecasted production for each product. We also utilize financial derivative instruments to hedge the risk associated with interest on our outstanding variable-rate debt. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction affects earnings.

All freestanding financial derivative instruments, including certain derivative instruments embedded in other contracts if certain criteria are met, are recognized at estimated fair value on our balance sheet. We determine our fair values based on market values obtained from our counterparties. Derivative instruments that are not designated as hedges must be adjusted to fair value through net income (loss). Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged items, and are recognized in net income (loss). Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income (loss).

Gas Processing Plants and Pipelines

Gas processing plants and pipelines are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition. We review the carrying value of pipelines and processing plants and other long-lived assets (other than oil and gas assets accounted for under the full-cost method) for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The fair value is determined using the discounted cash flows method.

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

Stock Compensation

At December 31, 2003, we had four stock-based employee compensation plans, which are described more fully in Note 13. We account for these plans under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment to FASB Statement No. 123,” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. On June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and as allowed under the prospective method of SFAS No. 148. The fair value of each option granted after December 31, 2002, is estimated on the grant date, using the Black-Scholes option-pricing model. For the year ended December 31, 2003, we recorded stock compensation expense of $3.0 million, which is reflected in our general and administrative expenses. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

If we had recorded stock option expense under the fair value provisions of SFAS No. 123 for all prior and current grants, our net income and EPS would have been as shown in the below pro forma tables (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$26,117	$15,522	$13,516
Total Stock-based employee compensation expense
included in reported net income, net of income
taxes of $1,144	1,873	--	--
Deduct: Total stock-based employee compensation
determined under fair value-based method for all
awards, net of income taxes of $2,896, $1,962 and
$1,563, respectively	(4,751)	(3,219)	(2,564)

Pro forma net income	$23,239	$12,303	$10,952

Earnings per share:
Basic - as reported	$0.39	$0.25	$0.39

Basic - pro forma	$0.35	$0.20	$0.31

Diluted - as reported	$0.39	$0.25	$0.36

Diluted - pro forma	$0.34	$0.20	$0.30

The company estimated the fair value of each stock based grant (options and warrants) using the Black-Scholes option pricing method while using the following weighted average assumptions:

	2003(a)	2002	2001
Risk-free interest rate	1.58%	3.68%	4.39%
Expected life	2.1 years	7.4 years	7.4 years
Expected volatility	46.3%	49.5%	52.6%
Dividend yield	--	--	--
Weighted average fair value of options granted	$ 3.03	$ 3.17	$ 5.06

(a)	We granted 999,260 options during 2003, which had a reduced term of three years. Prior grants have ten-year terms.

Insurance Proceeds

During 2003, we received total proceeds of $1.0 million related to damages we incurred as a result of Hurricane Lili. We credited $608 thousand against proved property to represent damages paid for equipment losses. We included $399 thousand of these proceeds in oil and gas sales, which represented business interruption proceeds.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Goodwill

As a result of our merger with Prize, we currently have $56.5 million of goodwill recorded on our books. Under SFAS No. 142, we will not amortize any of the goodwill acquired in the merger. All goodwill has been allocated to the Exploration and Production reporting unit. We test our goodwill for impairment on an annual basis or whenever indicators of impairment exist. We performed our annual impairment test at December 31, 2003, and determined that no impairment existed. The annual impairment test requires management to make significant estimates and judgments. If impairment is determined to exist, we will measure our impairment based on a comparison of the carrying value of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the Exploration and Production reporting unit to all of the assets and liabilities of that unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, impairment will be recognized in the income statement.

Asset Retirement Obligations

Statement of Financial Accounting Standards ("SFAS") No. 143 - SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. See Note 3 for additional information on our asset retirement obligations. Upon adoption of SFAS No. 143, we recorded an addition to oil and gas properties of $25.4 million, an asset retirement obligation of $30.4 million, a reduction of accumulated depletion of $5.6 million, and a pre-tax gain of $643 thousand. The retirement obligation requires management to make significant estimates and judgments regarding our expected plugging costs and retirement dates.

New Accounting Standards

SFAS No. 145 - SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," became effective beginning January 1, 2003. The Statement rescinds, updates, clarifies and simplifies various existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, SFAS No. 145 requires us to reclassify as additional expense any extraordinary items for debt extinguishment costs which did not meet the criteria as described in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as additional expense. As a result, for the years ended December 31, 2002 and 2001, we reclassified our previously reported $621 thousand and $304 thousand extraordinary losses as costs associated with early retirement of debt of $1 million and $490 thousand, and decreased our deferred income tax expense by $379 thousand and $186 thousand, respectively.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SFAS No. 146 - In July 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

FIN No. 45 - FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees," was issued in November 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. We adopted this interpretation in January 2003.

In the past, we have provided trade guarantees on behalf of NGTS. The last of these guarantees expired in July 2003. Further, we have sold our 30% ownership interest in NGTS, and, therefore, no longer maintain any equity interest in this former affiliate (see Note 2). We have provided no other guarantees on behalf of any unconsolidated entities and do not intend to issue any at this time.

FIN No. 46 - FIN No. 46, "Consolidation of Variable Interest Entities," addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities created or obtained before February 1, 2003. For variable interest entities created after January 31, 2003 the consolidation provisions apply immediately. We do not have any variable interest entities that would be subject to these provisions and, accordingly, FIN 46 will not have an impact on our financial statements.

FIN No. 46R - In January 2003, the FASB issued FIN 46. In December 2003, FASB revised FIN 46, which clarifies the application of Accounting Research Bulletin No. 5l, "Consolidated Financial Statements" ("ARB 51"). As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46 clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares. We do not have any variable interest entities that would be subject to these provisions, and, accordingly, FIN 46R also will not have an impact on our financial statements.

SFAS 150 - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS 150 modifies the accounting and financial statement disclosures of certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 affects the issuer's accounting for three types of financial instruments that are required to be accounted for as liabilities. We did not have any financial instruments outstanding to which the provisions of SFAS 150 apply; therefore, the initial adoption of SFAS 150 did not have any impact on the results of operations or equity of the company.

In June 2001, FASB issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We did not change or reclassify contractual mineral rights included in proved and unproved oil and gas properties on our balance sheet upon adoption of SFAS No. 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets. If it is determined that reclassification is necessary, we will reduce our proven properties by $352.7 million, decrease unproved properties by $154.5 million and report intangible mineral rights related to proved properties of $352.7 million and intangible mineral rights related to unproved properties of $154.5 million at December 31, 2002. At December 31, 2003, we will reduce our proven properties by $408.1 million, reduce our unproved properties by $94.4 million, and report intangible mineral rights related to proved properties of $408.1 million and intangible mineral rights related to unproved properties of $94.4 million. These reclassifications represent the cost of acquiring proved and unproved mineral use rights from the effective date of June 30, 2001. The provisions of SFAS No. 141 and SFAS No. 142 impact only the balance sheet and any associated footnote disclosures. Any reclassifications potentially required would not impact our cash flows or statements of income.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except for per share amounts):

	For the Year Ended
	December 31, 2003			December 31, 2002			December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before Cumulative Effect	$25,718	66,192	$0.38	$15,522	61,493	$0.25	$13,516	34,820	$0.39
Add: Cumulative Effect	399		0.01	--		--	--		--

Basic EPS
Income available to common
stockholders	$26,117	66,192	$0.39	$15,522	61,493	$0.25	$13,516	34,820	$0.39
Effect of dilutive securities
Warrants		57			35			212
Options		1,253			986			2,077

Diluted EPS
Income available to common
stockholders and assumed
conversions	$26,117	67,502	$0.39	$15,522	62,514	$0.25	$13,516	37,109	$0.36
Less: Cumulative Effect	(399)		(0.01)	--		--	--		--

Income before Cumulative Effect	$25,718		$0.38	$15,522		$0.25	$13,516		$0.36

At December 31, 2003, we had 7,228,457 warrants outstanding at a weighted average exercise price of $15.00 per share, 6,740,764 options outstanding at a weighted average price of $6.36 per share, and no outstanding convertible preferred stock. Warrants totaling 7,550,832 shares and options totaling 2,299,300 shares were excluded from the diluted net income per share computation in 2003 because their exercise price exceeded the average market price of our stock. There was no dilutive effect from our Convertible Notes at December 31, 2003, because their conversion price exceeded the average market price of our stock. Please see Note 5 for a discussion of the conversion features of these Notes.

At December 31, 2002, we had 7,873,206 warrants outstanding at a weighted average exercise price of $14.32 per share, 6,044,800 options outstanding at a weighted average exercise price of $6.37 per share, and no outstanding convertible preferred stock. Warrants totaling 7,838,600 shares and options totaling 5,059,286 shares were excluded from the diluted net income per share computation in 2002 as the exercise price exceeded the average market price of our common stock.

At December 31, 2001, we had 644,749 warrants outstanding at a weighted average exercise price of $6.75 per share, 5,217,584 options outstanding at a weighted average exercise price of $6.22 per share, and no outstanding convertible

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

preferred stock. Warrants totaling 432,237 shares and options totaling 3,140,734 shares were excluded from the diluted net income per share computation in 2001 as the exercise price exceeded the average market price of our common stock.

Revenue Recognition

Revenues are recognized when title to the product transfers to purchasers. We follow the “sales method” of accounting for revenue for oil and natural gas production, so that sales revenue is recognized on all production sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. In these instances when our sales are not proportionate to our interest, a receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. Ultimate revenues from the sales of oil and gas production is not known with certainty until up to three months after production and title transfer occur. Current revenues are accrued based on expectations of actual deliveries and actual prices received.

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

We market oil and gas for our own account, which exposes us to the attendant commodities risk. A significant portion of our gas production is currently sold to end-users either (i) on the spot market on a month-to-month basis at prevailing spot market prices or (ii) under long-term contracts based on current spot market prices. We normally sell our oil under month-to-month contracts to a variety of purchasers.

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

Treasury Stock

We may repurchase shares of common stock in stock repurchase programs. Our repurchases of shares of common stock are recorded as treasury stock at cost and result in a reduction of stockholders’ equity. When treasury shares are reissued, we use a first-in first-out method and the difference between repurchase cost and reissuance price is treated as an adjustment to paid-in capital.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

On July 29, 2003, we exercised our option to sell our 30% interest in NGTS. At that date, we reduced the carrying value and recorded a charge to equity in earnings of affiliate of approximately $791 thousand to state our investment at its estimated fair value. The sale closed on September 30, 2003, and we received proceeds of $5.2 million on that date which we used to repay indebtedness. No gain or loss was recorded at the time of sale.

On November 19, 2003, we acquired an 80% controlling ownership interest in Metrix, an internet-based field marketing service company, through the settlement of outstanding litigation in our favor as well as the conversion of our $325 thousand loan to Metrix into equity of that company. As a result of the settlement, we have fully consolidated Metrix, effective December 1, 2003. Prior to this acquisition, we accounted for our approximate 32% ownership interest in Metrix as an equity investment. No goodwill was recorded on this acquisition. Pro forma information related to this acquisition has not been presented, as the effect was not material to our historical results of operations.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 15, 2002, we merged with Prize Energy Corp. (“Prize”), a publicly traded independent oil and gas development and production company. The transaction was accounted for by us as a purchase of Prize in accordance with the provisions of SFAS No. 141 “Business Combinations”. As a result of our merger with Prize, we acquired oil and gas properties located in three of our core operating areas: the Permian Basin of West Texas and Southeast New Mexico, the onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Oklahoma and the Texas Panhandle. This allowed us to meet our goal of increasing reserves in geographic regions similar to our own which allows us to achieve operating synergies and production enhancements. Under the terms of the merger, we distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The purchase price, computed from the equity and cash consideration given at the time of the merger, was allocated to the fair value of the net assets acquired. The amount of purchase price in excess of the fair value of Prize’s net assets was assigned to goodwill. We assigned the goodwill to our exploration and production segment when the purchase price allocation was finalized in June 2003. The following table summarizes the total assumed purchase price and related final allocation to the net assets acquired (amounts in thousands) as of June 30, 2003:

Total Purchase Price:
Fair Value of 34,062,963 shares of Magnum Hunter
common stock	$257,175
Cash consideration	70,851
Fair Value of Prize warrants	3,416

Total	$331,442

Net Preliminary Purchase Price Allocation:
Net purchase price	$331,442
Historical net assets acquired	(148,272)

Excess purchase price	183,170
Adjustment of proved oil and gas properties to fair value	(63,915)
Adjustment of unproved oil and gas properties to fair value	(139,395)
Adjustment of gas plant to fair value	(18,856)
Write-off of historical Prize deferred financing costs	2,363
Other fair value adjustments	1,436
Imputed interest on debt due to merger	(108)
Additional deferred income taxes	91,865

Excess purchase price allocated to goodwill	$56,560

During the third and fourth quarters of 2003, we divested of a number of oil and gas properties. In accordance with SFAS No. 142, we attached $93 thousand of goodwill to the divested properties. Proceeds (net of goodwill) of approximately $17 million were applied against the full cost pool. The remaining goodwill balance at December 31, 2003 was $56.5 million. Also in accordance with SFAS No. 142, we performed a goodwill impairment test at December 31, 2003. Test results showed no impairment of goodwill. The goodwill acquired is not deductible for tax purposes.

Historical net assets acquired in the merger were as follows (in thousands):

Current assets	$78,440
Properties, plant and equipment, net	398,409
Other assets	3,093
Current liabilities	(42,626)
Long-term debt	(245,819)
Deferred income	(40,677)
taxes	(40,677)
Other non-current liabilities	(2,548)

Historical net assets acquired	$148,272

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes to the carrying value of goodwill during the twelve months ended December 31, 2003, are as follows (in thousands):

Balance at December 31, 2001	$--
Goodwill acquired	52,902
Purchase price adjustments	(2,192)

Balance at December 31, 2002	50,710
Goodwill acquired	--
Purchase price adjustments	5,850
Adjustment for divested properties	(93)

Balance at December 31, 2003	$56,467

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

Pro Forma Results of Operations
(Unaudited)
(in thousands of dollars, except for per share amounts)

	Year Ended December 31,
	2002	2001
Revenue	$292,872	$334,873
Total Operating Costs and Expenses	(219,575)	(224,138)

Operating Profit	73,297	110,735
Interest Expense and Other	(60,202)	(53,170)

Income before Tax	13,095	57,565
Benefit (Provision) for Income Tax	892	(21,606)

Net Income	$13,987	$35,959
Net Income Per Common Share
Basic	$0.20	$0.52
Diluted	$0.20	$0.50

Effective July 1, 2001, we acquired proved oil and gas properties located in Southeast New Mexico totaling approximately 41.8 Bcfe of reserves for $31.6 million, net of purchase price adjustments. The transaction had an effective date of July 1, 2001.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any legal retirement obligations associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. Prior to adopting SFAS No. 143 on January 1, 2003, we accounted for asset retirement obligations in accordance with SFAS No. 19.

Our long-lived assets captured under SFAS No. 143 are developed oil and gas properties, production and distribution facilities, and natural gas processing plants. Our asset retirement obligations include plugging, abandonment, decommission, and remediation costs.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the asset retirement obligation liability at December 31, 2003 (in thousands):

Beginning balance at January 1, 2003	$--
Cumulative effect adjustment	30,391
Liabilities incurred	2,686
Liabilities settled	(1,759)
Liabilities sold	(1,232)
Accretion expense	2,478
Change in retirement cost estimates	(75)

Ending balance at December 31, 2003	$32,489

The following pro forma data summarizes our net income and net income per share as if we had adopted SFAS No. 143 on January 1, 2002. The associated pro forma asset retirement obligation was $16.9 million on January 1, 2002, and an additional asset retirement obligation of $12.9 million would have been recorded at March 1, 2002, in conjunction with the Prize merger. The balance at December 31, 2002 would have been $30.4 million. Values in the pro forma summary are in thousands, except for the per share amounts.

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$26,117	$15,522	$13,516
Pro forma adjustment to reflect retroactive
adoption of SFAS No. 143, net of related tax effects	(399)	1	(107)

Pro forma net income	$25,718	$15,523	$13,409

Earnings per share:
Basic - as reported	$0.39	$0.25	$0.39

Basic - pro forma	$0.38	$0.25	$0.39

Diluted - as reported	$0.39	$0.25	$0.36

Diluted - pro forma	$0.38	$0.25	$0.36

NOTE 4 — RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, our note receivable from the Magnum Hunter 401(k) Employee Stock Ownership Plan (KSOP) was $6.1 million and $4.9 million, respectively. The purpose of the loan is to allow the KSOP to purchase Magnum Hunter common stock on the open market. The loan is interest free, due December 31, 2004, and is secured by shares of the company’s common stock which have not been earned by participants in the KSOP. At December 31, 2003 and 2002, the number of unearned shares in the KSOP were 1,012,203 and 757,246, respectively. The unearned shares and their corresponding costs were reflected on our consolidated balance sheets as reductions to stockholders’ equity.

During 1998, our Board of Directors authorized the acquisition of certain shares of a publicly traded oil and gas company from Mr. Gary C. Evans, President and Chief Executive Officer of the Company, at Mr. Evans’ cost basis in such shares of stock for purposes of a long-term investment. The shares were purchased for a total of $442,019, and recorded as a receivable from stockholder. We had the right to cause Mr. Evans to repurchase the shares back from Magnum Hunter at the equivalent price that we purchased the shares from Mr. Evans. The value paid for the shares was in excess of the publicly traded value of the shares on the acquisition date by $159,481. Mr. Evans repurchased the shares for $442,019 during December 2002, eliminating the receivable from stockholder.

During December 1998, our Board of Directors authorized a loan of up to $300,000 be made available to Mr. Evans. On December 28, 2000, Mr. Evans borrowed $294,938, which was included in notes receivable from affiliate. On January 15, 2001, Mr. Evans repaid $295,261, including accrued interest, bringing the balance to zero. On April 16, 2001, the company loaned Mr. Evans $300,000, under an authorization by the Board of Directors, on a note with an interest rate of 10% and due December 31, 2001, which was classified as a note receivable from affiliate. During 2001, Mr. Evans repaid $328,931, including accrued interest, bringing the principal and interest balance to zero.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 28, 2000, Mr. Matthew C. Lutz, then the Chairman and Executive Vice President of the Company, borrowed $65,000 from the Company with the approval of the Board of Directors. On January 15, 2001, Mr. Lutz repaid the loan, including accrued interest.

There are no loans or extensions of credit to directors and executive officers of Magnum Hunter as of December 31, 2003.

NOTE 5 — DEBT

Notes payable and long-term debt at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Long-Term Debt:
Bank debt under revolving credit agreements due May 2, 2006,
3.10% at December 31, 2003	$165,000	$125,000
Bank debt under revolving credit agreement due May 31, 2005,
(non-recourse)	--	7,000
Capital lease obligations	7,500	9,371
Senior unsecured notes, due June 1, 2007, 10%	--	129,466
Senior unsecured notes, due March 15, 2012, 9.6%	300,000	300,000
Floating rate convertible senior notes, due December 15, 2023
1.17% at December 31, 2003	125,000	--
Production payment liability, non-recourse	12	114

	597,512	570,951
Less current portion	2,009	1,865

Total Long-Term Debt	$595,503	$569,086

The following table presents the approximate annual maturities of debt:

(in thousands)
2004	$2,009
2005	2,516
2006	165,842
2007	2,145
Thereafter	425,000

Total	$597,512

We have a Senior Bank Credit Facility ("Facility"), which provides for total borrowings of $500 million, on which our borrowing base was limited to $255 million at December 31, 2003. The level of the borrowing base is dependent on the valuation of the assets pledged, primarily oil and gas reserve values.

During 2003, we amended our Facility in May and October to ultimately increase the borrowing base to $350 million, up $100 million from our previous $250 million borrowing base. We also extended the expiration date of the Facility to May 2, 2006. The increased borrowing base was used to fund the redemptions of our 10% Senior Notes which were completed prior to the issuance of our floating rate convertible notes ("Convertible Notes"). We also used the increased borrowing base to fund the costs of issuing our Convertible Notes. Upon the issuance of our Convertible Notes, we repaid approximately $144 million of our borrowings on this Facility, and our borrowing base was reduced to $255 million. The Facility provides for both a LIBOR and "Base rate" (Prime) interest rate option. At December 31, 2003, we had no borrowings under the Base rate option and $165 million outstanding at LIBOR + 1.75%. We also have a letter of credit posted against our borrowing base of $2.5 million. While we have no actual borrowings against this letter of credit, it reduces our funds available under the borrowing base. The letter of credit was posted to cover any plugging and abandonment costs, as well as potential environmental remediation costs after the property is plugged, of a property previously owned by Prize. We have entered non-binding arbitration to attempt to eliminate the need for this letter of credit. At December 31, 2003, we had available credit under this Facility of $87.5 million.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our Facility includes covenants, the most restrictive of which requires maintenance of a minimum funded debt to EBITDA ratio and an interest coverage ratio, as defined in the loan agreement. We were not in compliance with the funded debt to EBITDA ratio required under the covenants as of March 31, 2002. The lender provided us with a waiver as of this date, and we negotiated a less restrictive funded debt to EBITDA ratio for the next four successive quarters until March 31, 2003. We were in compliance with the covenants for the remainder of 2002 and have been in compliance with the revised covenants for all of 2003. We expect to be able to comply with these covenants in the future. The lenders to the Facility must approve all dividends paid on common stock, other than those paid in common stock, and have approved both the redemption of our 10% Senior Notes and the issuance of our Convertible Notes.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our pledged proved oil and gas reserves and other assets. If the outstanding balance on the Facility exceeds the redetermined borrowing base, we must repay the excess immediately. The last redetermination date had an effective date of June 30, 2003, and was completed on October 31, 2003. This redetermination increased our borrowing base by $50 million. Our next redetermination date will have an effective date of December 31, 2003, and has an estimated completion date of May 31, 2004.

On March 15, 2002, Canvasback entered into a $10 million revolving credit agreement with a financial institution. The credit agreement provided for both LIBOR and prime based interest rate options. On June 30, 2002, we converted the $5.8 million balance under this agreement to a term loan due March 7, 2004. Proceeds from the loan were used to purchase $5.8 million of our 10% Senior Notes from Magnum Hunter, which had been purchased by Magnum Hunter during 2001 and held for investment. These 10% Senior Notes, along with $4.7 million in 10% Senior Notes contributed to Canvasback from Bluebird, served as the only collateral for this loan. We borrowed additional funds of $1.2 million during the fourth quarter of 2002, increasing the balance to $7 million. This loan was non-recourse to Magnum Hunter. In conjunction with the redemption of our 10% Senior Notes during 2003, this loan was paid in full and the agreement was terminated.

On January 15, 2002, we entered into a sale-leaseback transaction on three newly-constructed production platforms and associated pipelines located in the Gulf of Mexico that had already been placed into service. We received total proceeds of $11.2 million in new funding, which we used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over terms from three to five years at a cost of funds based on LIBOR, yielding a weighted average rate of 4.2% at December 31, 2003.

On May 29, 1997, we completed a private placement of $140 million in unsecured 10% Senior Notes, due June 1, 2007. During 2003, we paid $145.2 million to redeem the $140 million in principal of our 10% Senior Notes. This redemption was funded by borrowings under our Facility as well as the issuance of $125 million in Convertible Notes during December 2003. We paid approximately $5.2 million in premiums to redeem these notes. Of the notes redeemed, Canvasback received approximately $10.9 million in principal and received premiums of approximately $273 thousand.

We completed a private placement of $300 million in unsecured 9.6% Senior Notes on March 15, 2002. The 9.6% Senior Notes are due March 15, 2012, with interest payable semi-annually on March 15 and September 15. We used the funds received to: i) retire outstanding indebtedness under the Prize commercial bank credit facility, ii) pay fees related to the issuance of the new Senior Notes, and iii) for general corporate purposes.

During December 2003, we issued $125 million in face value of Convertible Notes. These Convertible Notes bear interest equal to the three-month LIBOR, to be adjusted quarterly. The initial rate set on the Convertible Notes was 1.17%. They are convertible into a combination of cash and Magnum Hunter common stock upon certain events. The initial conversion price is $12.19, subject to adjustment under certain conditions. The Convertible Notes are due December 2023, but holders of these notes have the right to require us to repurchase all or a portion of the notes on December 15, 2008, 2013, and 2018. We will repurchase these notes for an amount of cash equal to 100% of the principal plus accrued but unpaid interest up to but not including the date of repurchase. The repurchase notice given by each holder electing repurchase may be withdrawn by the holder by written notice of withdrawal delivered prior to the close of business on the date of repurchase. The proceeds from these Convertible Notes were used to repay borrowings under the Facility used to fund the 10% Senior Note redemptions during the year as well as to reduce borrowings under the Facility by approximately $25 million.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Holders may surrender Convertible Notes for conversion into cash and shares of our common stock prior to the Convertible Notes' maturity date in the following circumstances: i) during any calendar quarter commencing after the issuance of the Convertible Notes, if our common stock price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 110% of the conversion price per share of our common stock in effect on that 30th trading day; ii) if we have called the particular Convertible Notes for redemption and the redemption has not yet occurred; iii) during the five trading day period after any five consecutive trading day period in which the trading price of $1,000 principal amount of the Convertible Notes for each day of such five-day period was less than 95% of the product of the closing sale price of our common stock on that day multiplied by 82.0345 (the "Conversion Rate"); or iv) upon the occurrence of specified corporate transactions.

Upon the occurrence of the circumstances described above, holders may convert any outstanding notes into cash and shares of our common stock at an initial conversion price per share of $12.19. Subject to certain exceptions, at the time notes are tendered for conversion, the value (the "Conversion Value") of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the ten-day average closing stock price of our common stock. We will deliver the Conversion Value to holders as follows: i) an amount in cash (the "Principal Return") equal to the lesser of (a) the Conversion Value and (b) the principal amount of the notes to be converted and, if the Conversion Value is greater than the Principal Return, ii) an amount in shares equal to the Conversion Value less the Principal Return ("the Net Share Amount"). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the ten day average closing stock price of our common stock.

In November 1996, we entered into a production payment conveyance. We received a production payment amount of $750 thousand and agreed to make payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $12 thousand and $114 thousand at December 31, 2003 and 2002, respectively. The production payment bears interest at the rate of 13.5% per annum and is non-recourse to Magnum Hunter.

NOTE 6 - INCOME TAXES

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

	2003	2002	2001
Income tax expense at statutory rates	$14,550	$4,847	$7,664
State tax expense	229	403	818
Increase in operating loss and other carry-overs	--	--	(493)
Change in valuation allowance	--	(7,100)	--
Other	434	259	433

Tax expense (benefit)	$15,213	$(1,591)	$8,422

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences and carryforwards are as follows (in thousands):

	December 31,
	2003	2002
Property and equipment, including intangible drilling costs	$(184,713)	$(169,499)
Goodwill impairment on divested properties	--	(2,382)
Other	--	(190)

Total deferred tax liability	$(184,713)	$(172,071)

Allowance for doubtful accounts	$1,105	$3,825
Reserves	--	--
Depletion carryforwards	1,200	1,080
Derivative instruments	9,570	18,910
Alternative minimum tax credit	--	143
Employee stock options	--	--
Operating loss and other carryforwards	40,073	45,464
Other	28	87

Total deferred tax assets	$51,976	$69,509

Valuation allowance	--	--

Net Deferred Tax Liability	$(132,737)	$(102,562)

Magnum Hunter and our subsidiaries have net operating loss carryforwards of approximately $106 million that expire, if unused, in years 2009 through 2022. Current tax laws and regulations relating to specified changes in ownership limit the utilization of our net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three-year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company, which has subsequently been either redeemed or converted to common stock. Approximately $51.4 million of the net operating losses are subject to a limitation of $7.8 million per year. We also have $9.5 million of net operating losses subject to a limitation of $3.7 million per year as a result of the merger with Prize Energy Corp. on March 15, 2002. In addition, we have depletion carryforwards of $3.2 million with no expiration period.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

Shares of preferred stock may be issued in such series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors. Of the 10,000,000 shares of $.001 par value preferred stock we are authorized to issue, 216,000 shares have been designated as Series A Preferred Stock, 1,000,000 shares have been designated as 1996 Series A convertible preferred stock and 50,000 shares have been designated as 1999 Series A 8% convertible preferred stock. Thus, 8,734,000 preferred shares have been authorized for issuance but have not been issued nor have the rights of these preferred shares been designated. No dividends can be paid on the common stock until the dividend requirements of the preferred shares have been satisfied. The preferred shareholders are not entitled to vote except on those matters in which the consent of the holders of preferred stock is specifically required by Nevada law. If we were to liquidate prior to payment of the full dividend requirements on the preferred stock, the preferred stock would receive a liquidation preference from the liquidation proceeds. On liquidation, holders of all series of the preferred stock would be entitled to receive the par value, $.001 per share, in preference to the common stock shareholders.

Dividend payments and preferential rights to Series A preferred shareholders are tied to wells that have been plugged and abandoned. The liquidation value of the Series A Preferred Stock is $216.

On December 23, 1996, we issued 1,000,000 shares of new Series A Preferred Stock, known as the 1996 Series A convertible preferred stock, in a private placement, resulting in net proceeds after offering costs of $9.3 million. Dividends of $438 thousand and $875 thousand were declared in 2000 and 1999, respectively. On June 30, 2000 the holders of the 1996 Series A convertible preferred stock agreed to exchange the convertible preferred securities for 900 thousand warrants to purchase restricted common shares of our stock at an exercise price of $5.25 per share with an expiration date of June 3, 2003 and payment of $10 million. The convertible preferred shares are currently listed as issued but held by Canvasback as of December 31, 2003.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants

The following is a summary of warrant activity for the periods ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding - Beginning of Year	7,873,206	$14.32	644,749	$6.75	644,749	$6.75
Issued	--	--	11,500,270	12.80	--	--
Exercised	(644,749)	6.75	(578)	9.12	--	--
Redeemed	--	--	--	--	--	--
Expired	--	--	(4,271,235)	9.09	--	--

Outstanding - End of Year	7,228,457	$15.00	7,873,206	$14.32	644,749	$6.75

On November 27, 2000, the Board of Directors allowed a total of 644,749 warrants held by certain key officers and directors with an exercise price of $6.50 per share and an expiration date of June 30, 2000, to be exchanged for an equal number of new warrants with an exercise price of $6.75 per share expiring on December 31, 2003. The exercise price of the new warrants was fair market value on the date of the new grant. All of these warrants were exercised during 2003.

On December 5, 2001, we announced that a distribution of one warrant for every five shares of common stock owned on January 10, 2002. 7,228,457 warrants were distributed on March 21, 2002. Each new warrant entitles the holder to purchase one share of common stock at $15. The warrants will expire three years from the date of distribution, unless extended by the Board of Directors.

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

On May 1, 2002, our Board of Directors announced an expansion of our existing stock repurchase program established in June 2001. Under this program, we and our affiliates are authorized to repurchase up to two million shares of our common stock. On October 17, 2002, our Board of Directors approved a new three million share repurchase program in addition to our June 2001 program. At December 31, 2003, approximately 4.2 million shares had been repurchased under these two programs, and approximately 818 thousand shares remained available for repurchase.

On March 15, 2002, we issued 34.1 million shares at a value of $257.2 million pursuant to our merger with Prize. See Note 2 for further discussion on the Prize merger.

We issued 270 thousand, 984 thousand and 1.1 million shares pursuant to employee stock option exercises for proceeds of $1.2 million, $3.6 million and $4.9 million during 2003, 2002 and 2001, respectively. Upon the exercise of warrants, we issued 548 thousand treasury shares and 578 shares for proceeds of $3.4 million and $5.2 thousand during 2003 and

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2002, respectively. Of the treasury shares issued for warrants in 2003, 37 thousand shares were issued in a cashless exercise of 134 thousand warrants.

Our KSOP purchased 486 thousand, 532 thousand and 105 thousand shares at costs of $2.7 million, $3.7 million and $890 thousand during 2003, 2002 and 2001, respectively. During the same periods, the KSOP released shares totaling 231 thousand, 244 thousand and 346 thousand to participants. During 2003, 2002 and 2001, we made new loans to the KSOP of $2.7 million, $3.7 million and $898 thousand and the KSOP repaid loan amounts of $1.5 million, $1.3 million, and $1.1 million, respectively. Of the 2003 repayments, $1.1 million represented our contribution of 172 thousand shares to the plan. Of the 2002 repayments, $866 thousand represented our contribution of 158 thousand shares to the KSOP plan. Additionally, in 2001, we contributed 52 thousand shares to our 401(K) plan.

We issued 73 thousand shares to the public in 2001 for net proceeds of $734 thousand.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

During 2003, we contributed 172 thousand shares of our common stock valued at a cost of $1.1 million to our KSOP plan. Interest paid on our outstanding indebtedness was $55.2 million. Tax refunds received in 2003 were $8.1 million, net of payments.

During 2002, we contributed 158 thousand shares at a cost of $867 thousand to our KSOP plan. Interest paid on our outstanding indebtedness was $48.4 million. Taxes paid in 2002 were $666 thousand. We also completed the Prize merger by issuing 34.1 million shares of common stock valued at $257.2 million and 4.3 million warrants valued at $3.4 million.

During 2001, we contributed 52 thousand shares valued at $151 thousand to our 401(K) plan. In accordance with SFAS No. 115, we increased the carrying costs of our marketable investments by $507 thousand ($466 thousand after income tax expense). Interest paid on our outstanding indebtedness during 2001 was $19 million. Taxes paid in 2001 were $716 thousand.

NOTE 9 — ENVIRONMENTAL ISSUES

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

We have certain lease agreements for the use of office space, office equipment, and vehicles. The Irving, Texas office space lease extends through November 2005, with an option to renew the lease for a three-year term, and the Grapevine, Texas office lease extends through December 2005. The various office equipment leases extend until 2007. The various vehicle leases extend until 2012. The leases have been classified as operating leases. The following is a schedule by years of future minimum lease payments required under the operating lease agreements (in thousands):

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31:
2004	$2,303
2005	2,171
2006	870
2007	639
2008	397
Thereafter	1,023

Total Minimum Payments Required	$7,403

Rental expense was $2.3 million, $2.2 million, and $1.1 million for 2003, 2002 and 2001, respectively.

In the past we have provided trade guarantees on behalf of NGTS. The last of these guarantees expired in July 2003. Further, we have sold our 30% ownership interest in NGTS and, therefore, no longer maintain any equity interest in this former affiliate. We have no other guarantees on behalf of any unconsolidated entities and do not intend to issue any at this time.

NOTE 11 — FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject Magnum Hunter to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. During the year ended December 31, 2003, we recorded $231 thousand in additional allowances for doubtful accounts. During the year ended December 31, 2002 we recorded $206 thousand in additional allowances for doubtful accounts. We do not ordinarily require collateral, but in the case of receivables for joint operations, we often have the ability to offset amounts due against the participant’s share of production from the related property. We believe the allowance for doubtful accounts at December 31, 2003 is adequate.

Under our hedging programs, to the extent we receive the spread between the contract floor and the index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to our results of operations as a result of nonperformance by such parties.

Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 2003 and 2002, we provided a reserve for the carrying value of a note receivable of $1,620,000. After establishing this reserve, management believes those market values approximate carrying values at December 31, 2003 and 2002. The market values of equity investments are based upon quoted market prices (see Note 1). At December 31, 2003, the fair value of our debt was equal to its carrying value, except for the 9.6% Senior Notes and Convertible Notes. The fair value of the 9.6% Senior Notes was $340.5 million and the fair value of the Convertible Notes was $134.1 million.

NOTE 12 — COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

Crude Oil and Natural Gas Hedges

Periodically, we enter into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and natural gas prices. At December 31, 2003, we had open contracts with the following terms:

Commodity	Type	Volume/Day	Duration	Wtd. Avg. Price
Natural Gas	Collar	85,000 MMBTU	Jan 04 - Dec 04	$3.76 - $5.78
Natural Gas	Collar	40,000 MMBTU	Jan 05 - Dec 05	$4.00 - $6.25
Crude Oil	Collar	8,500 BBL	Jan 04 - Mar 04	$24.71 - $31.02
Crude Oil	Collar	7,000 BBL	Apr 04 - Jun 04	$23.57 - $30.16
Crude Oil	Collar	4,000 BBL	Jul 04 - Dec 04	$23.25 - $28.36

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2003, based on future market prices, the fair value of our open commodity derivative contracts were as follows (in thousands):

Derivative Assets

Crude oil collars	$ 35

Total derivative assets	$ 35
Derivative Liabilities

Natural gas collars	$17,806
Crude oil collars	5,245

Total derivative liabilities	$23,051

Net derivative liabilities	$23,016

In conjunction with the Prize merger in March 2002, we acquired ten natural gas derivative contracts for the periods April 2002 through December 2004. We also acquired seven crude oil derivative contracts for the periods March 2002 through December 2003. We recorded a derivative asset of $7.6 million to reflect the fair value of these contracts at the merger date. In June 2002, we closed one of the derivative contracts procured in the Prize merger, realizing proceeds of $3.6 million, which were charged against derivative assets. Consequently, the net derivative balance of $4.0 million will be amortized as a charge to other non-cash hedging adjustments over the remaining life of the derivative contracts.

At December 31, 2003, we had ten crude oil derivatives and ten natural gas derivatives, which are categorized in the tables above. The net fair value of these derivatives was $23.0 million, recognized as a $35 thousand derivative asset and a $23.1 million derivative liability. For the year ended December 31, 2003, the income statement includes a loss of $12.5 million related to crude oil derivatives and a loss of $61.4 million related to natural gas derivatives, including amounts reclassified out of other comprehensive income. The income statement also included a non-cash hedging ineffectiveness gain of $186 thousand related to crude oil and natural gas derivatives and a non-cash gain of $1.3 million related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amount relating to hedge contracts acquired in the Prize merger that will be reclassified into the income statement in 2004 is an $800 thousand gain. It is estimated at this time that $12.8 million of other comprehensive loss will be reclassified to the income statement during the next 12 months.

Net gains (losses) related to crude oil and natural gas derivative transactions for the years ended December 31, 2003, 2002 and 2001 were ($72.4 million), ($9.9 million) and $4.6 million, respectively.

Interest Rate Swaps

On August 9, 2001, we entered into two interest rate swaps in order to shift a portion of our variable rate bank debt to fixed rate debt. The following table reflects the terms of these swaps:

Type	Notional Amount	Termination Date	Pay Rate	Receive Rate
Pay Fixed/Receive	$50,000,000	8/23/03 4	.25% Fixed	3 month
Variable				LIBOR rate

The rate we received was reset every three months to match exactly the rate paid on $50.0 million of our outstanding LIBOR-based debt under our Facility.

Net gains (losses) related to interest rate derivative transactions for the years ended December 31, 2003, 2002 and 2001 were ($1.0 million), ($1.2 million) and $0.7 million, respectively.

NOTE 13 — STOCK COMPENSATION PLANS

W

e have three stock compensation plans for our employees and directors, (i) the Magnum Hunter Resources 401(k) Employee Stock Ownership Plan, (the "KSOP"), (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   Plan (the "1996 Option Plan"), and (iii) the Magnum Hunter Resources, Inc. 2002 Incentive Stock Option Plan (the "2002 Option Plan"). In addition, we have made non-incentive stock option grants in 2003, 2002 and 2001.

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

During 2003, we loaned the KSOP $2.7 million to purchase 485,622 shares of our common stock on the open market at an average price of $5.58 per share. During 2003, employees purchased 58,797 shares of the KSOP’s unreleased shares at an average price of $6.46 per share through salary deferrals. Employee purchases totaled $380 thousand, which the KSOP used to repay that portion of its outstanding loan, and 58,797 shares were allocated among the Plan participants. We contributed $1.1 million to the KSOP in December 2003 as a discretionary contribution under the Plan. The KSOP then repaid that portion of its outstanding loan and 171,868 shares were allocated among participants.

During 2002, we loaned the KSOP $3.6 million to purchase 532,400 shares of our common stock on the open market at an average price of $6.86 per share. During 2002, employees purchased 86,147 shares of the KSOP’s unreleased shares at an average price of $5.50 per share through salary deferrals. Employee purchases totaled $474 thousand, which the KSOP used to repay that portion of its outstanding loan, and 86,147 shares were allocated among the Plan participants. We contributed $867 thousand to the KSOP in December 2002, as a discretionary contribution under the Plan. The KSOP then repaid that portion of its outstanding loan and 157,659 shares were allocated among participants.

During 2001, we loaned the KSOP $898 thousand to purchase 105,450 shares of our common stock on the open market at an average price of $8.44 per share. During 2001, employees purchased 346,084 shares of the KSOP’s unreleased shares at an average price of $3.18 per share through salary deferrals and transfers from the 401(k). Employee purchases totaled $1.1 million, which the KSOP used to repay that portion of its outstanding loan, and 346,084 shares were allocated among the Plan participants.

The KSOP loan is interest-free and due December 31, 2004. The loan was secured by 1,012,203 shares and 757,246 shares of our common stock at December 31, 2003 and 2002, respectively.

As required under Statement of Position 93-6 “Employers Accounting for Employee Stock Ownership Plans”, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares when they are committed to be released. The difference between cost and the fair market value of the committed to be released shares is recorded in additional paid-in-capital. Unreleased shares held by the KSOP are excluded from the calculation of earnings per share.

The KSOP shares are summarized as follows:

	December 31,
	2003	2002
Allocated shares	1,072,128	929,515
Unreleased shares	1,012,203	757,246

Total KSOP shares	2,084,331	1,686,761
Fair value of unreleased shares at December 31, 2003
and 2002, respectively	$9,626,051	$4,505,614

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The KSOP expense for the years ending December 31, 2003, 2002 and 2001, was $1.6 million, $997 thousand, and $1.7 million, respectively.

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

On June 20, 2003, the Board granted 999,260 new stock options to employees as part of the 2003 compensation package. These options carry an exercise price of $5.92 and were fully vested on December 31, 2003. They will expire June 20, 2006. During 2003, we also issued 113,000 options to certain employees and board members. These options carry a weighted average exercise price of $5.675 and have a weighted average remaining life of 8.2 years.

The following is a summary of stock option activity under the Option Plans:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - Beginning of Year	6,044,800	$6.37	5,217,584	$6.22	4,702,400	$4.97
Granted	1,112,260	5.90	2,059,750	5.61	1,655,500	8.48
Exercised	(269,862)	4.46	(983,834)	3.71	(1,124,616)	4.33
Cancelled	(146,434)	6.58	(248,700)	7.47	(15,700)	6.59

Outstanding - End of Year	6,740,764	$6.36	6,044,800	$6.37	5,217,584	$6.22

Exercisable - End of Year	4,624,614	$6.21	2,775,770	$6.04	2,531,724	$5.14

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of stock options outstanding at December 31, 2003:

Exercise Price		Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$2.50		840,220	0.95	840,220
3.75		7,500	0.43	7,500
5.01		60,000	8.74	24,000
5.20		15,000	8.58	6,000
5.23		3,900	8.75	--
5.25		45,000	0.16	45,000
5.38		1,574,884	8.69	589,934
5.45		150,000	8.72	60,000
5.61		3,000	9.22	600
5.82		3,000	8.66	1,200
5.92		988,460	2.47	988,460
6.62	5	8,000	1.56	4,800
6.68	75	600	1.58	--
7.51		20,000	8.30	8,000
7.55		138,700	8.21	57,400
7.57		15,000	8.42	6,000
7.75		5,000	8.22	2,000
7.93	75	1,394,100	6.94	1,109,900
7.95		10,000	9.74	2,000
8.44		1,393,400	7.95	828,600
8.50		20,000	7.67	12,000
9.31	25	20,000	1.97	16,000
11.08		20,000	7.25	12,000
$12.00		5,000	2.05	3,000

		6,740,764	6.18	4,624,614

Effective January 1, 2003, we adopted the prospective method for expensing stock option grants under SFAS No. 148 and SFAS No. 123. For the year ended December 31, 2003, we recorded expense of $3.0 million for our current year's grants. For grants made prior to January 1, 2003, we continue to follow the disclosures only portion of SFAS No. 123 and continue to apply the provisions of APB No. 25, which applies the intrinsic value method of accounting for stock-based compensation. See Note 1 for disclosure of pro forma earnings assuming adoption of SFAS No. 123.

Deferred Compensation Plan

In March 2003, the company implemented and adopted the 2003 Bonus Deferral Plan. This plan allows eligible participants to defer all or a portion of their annual bonuses until a later date. The Compensation Committee of the Board of Directors determines the participants who are eligible to make deferral elections under the plan. The bonuses that are subject to the plan are those bonuses determined by or under the authority of the Board of Directors and are based upon the performance of the company during a fiscal year. The amount to be deferred, as specified by any participant, shall be invested solely in common stock of the company. Participants may designate the date on which shares of common stock covered by a deferral election shall be distributed, provided that such distribution date is at least twelve months after the date such deferral election was made. We purchased approximately 53 thousand shares at a cost of $295 thousand and contributed approximately 18 thousand treasury shares with a market value of $100 thousand. Approximately 36 thousand shares were released to participants who elected to not defer under the plan, and we were holding approximately 35 thousand shares in the plan at December 31, 2003.

NOTE 14 - EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr. Gary C. Evans, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk, Mr. Charles R. Erwin and Mr. Morgan F. Johnston each have employment agreements with the company. Mr. Evans' agreement terminates January 1, 2006 and continues thereafter

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on a year-to-year basis and provides for a salary of $300,000 per annum, unless increased by the Board. Mr. Evans' salary for the year 2004 is $438,000. Mr. Frazier's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2004 is $280,000. Mr. Tong's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $190,000 per annum, unless increased by the Board. Mr. Tong's salary for the year 2004 is $210,000. Mr. Cronk's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $167,500 per annum, unless increased by the Board. Mr. Cronk's salary for the year 2004 is $185,000. Mr. Erwin's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $185,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2004 is $210,000. Mr. Johnston's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $180,000 per annum unless increased by the Board. Mr. Johnston's salary for the year 2004 is $180,000. All of the agreements provide that the same benefits supplied to other company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the company in certain geographical areas or hire any of our employees for a period of two years after cessation of employment.

In addition, all of the agreements contain a provision that upon a change in control, the employee's position is terminated, or the employee leaves for "good cause", the employee is entitled to receive immediately, in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee's current base salary and bonus, plus any other compensation received by him in the last fiscal year. In the case of Mr. Tong, Mr. Cronk, Mr. Erwin and Mr. Johnston, the employee shall receive two times the employee's base salary and bonus, plus any other compensation received by him in the last fiscal year. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change in control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. We also have key man life insurance on Mr. Evans in the amount of $12,000,000.

NOTE 15 - SEGMENT DATA

We have three reportable segments. The Exploration and Production segment is engaged in exploratory drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas, which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

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

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment data for the three years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

2003:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$284,929	$35,317	$4,768	$--	$--	$325,014
Intersegment revenues	1,738	23,111	13,649	--	(38,498)	--
Depreciation, depletion, amortization and
accretion	96,086	2,320	604	604		99,614
Segment profit (loss)	99,809	7,624	1,045	(15,780)		92,698
Equity losses of affiliates				(162)		(162)
Interest expense				(47,260)		(47,260)
Costs associated with early retirement of
debt				(6,716)		(6,716)
Other income				2,371		2,371

Income before income taxes						$40,931
Current income tax expense				250		250
Deferred income tax expense				(15,463)		(15,463)
Cumulative effect of a change in
accounting principle				399		399

Net income						26,117

Capital expenditures (net of asset sales)	$157,481	$199	$566	$166		$158,412

2002:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$240,963	$20,809	$4,097	$--	$--	$265,869
Intersegment revenues	1,647	14,052	14,128		(29,827)	--
Depreciation, depletion, amortization and
accretion	82,950	2,066	507	945	--	86,468
Segment profit (loss)	78,288	3,643	1,115	(14,177)		68,869
Equity earnings of affiliates				792		792
Interest expense				(47,935)		(47,935)
Costs associated with early retirement
of debt				(1,000)		(1,000)
Provision for non-cash impairment of
investments				(621)		(621)
Other income (loss)				(6,174)		(6,174)

Income before income taxes						13,931
Deferred income tax benefit				1,591		1,591

Net income						$15,522

Capital expenditures (net of asset sales)	$643,683	$21,309	$843	$2,153		$667,988

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2001:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$133,083	$17,895	$1,828	$--	$--	$152,806
Intersegment revenues	--	19,253	6,233	--	(25,486)	--
Depreciation, depletion, amortization and
accretion	42,703	883	394	19		43,999
Segment profit (loss)	56,998	911	157	(10,015)		48,051
Equity earnings of affiliates				1,085		1,085
Interest expense				(19,920)		(19,920)
Costs associated with early retirement
of debt				(490)		(490)
Provision for non-cash impairment of
investments				(7,123)		(7,123)
Other income				335		335

Income before income taxes						21,938
Current income tax expense				(178)		(178)
Deferred income tax expense				(8,244)		(8,244)

Net income						$13,516

Capital expenditures (net of asset sales)	$202,063	$61	$326	$855		$203,305

	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
As of December 31, 2003

Segment assets	$1,142,621	$30,710	$14,917	$77,644		$1,265,892
Equity subsidiary investments				$--
As of December 31, 2002

Segment assets	$1,041,577	$31,147	$27,440	$69,495		$1,169,656
Equity subsidiary investments				$6,722		$6,722

NOTE 16 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The company and its subsidiaries, except Canvasback and certain inconsequential subsidiaries, are direct guarantors of our 9.6% Senior Notes and our Convertible Notes, and have fully and unconditionally guaranteed these notes on a joint and several basis. In addition to not being a guarantor of these notes, Canvasback cannot be included in determining compliance with certain financial covenants under our credit agreements. Management has determined that separate financial statements relating to the Guarantors are not material to investors. Condensed consolidating balance sheets for Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 2003 and 2002 and condensed consolidating statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Balance Sheets

December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$108,801	$18,163	$(26,627)	$100,337
Property and equipment
(using full-cost accounting)	1,089,366	6,517	--	1,095,883
Investment in subsidiaries
(equity method)	17,875	--	(17,875)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	69,672	--	--	69,672

Total Assets	$1,285,714	$58,807	$(78,629)	$1,265,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$104,806	$27,324	$(26,627)	$105,503
Long-term liabilities	757,105	13,608	--	770,713
Shareholders' equity	423,803	17,875	(52,002)	389,676

Total Liabilities and Stockholders' Equity	$1,285,714	$58,807	$(78,629)	$1,265,892

December 31, 2002
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$110,461	$4,036	$(16,524)	$97,973
Property and equipment
(using full-cost accounting)	994,766	6,843	--	1,001,609
Investment in subsidiaries
(equity method)	15,650	--	(15,650)	--
Investment in Parent	--	39,563	(39,563)	--
Other assets	69,345	729	--	70,074

Total Assets	$1,190,222	$51,171	$(71,737)	$1,169,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$128,969	$16,551	$(16,524)	$128,996
Long-term liabilities	682,028	18,970	(10,534)	690,464
Shareholders' equity	379,225	15,650	(44,679)	350,196

Total Liabilities and Stockholders' Equity	$1,190,222	$51,171	$(71,737)	$1,169,656

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Magnum Hunter Resources, Inc. And Subsidiaries Condensed Consolidating Statement of Operations

Year Ended December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$320,335	$4,846	$(167)	$325,014
Expenses	282,945	1,264	(126)	284,083

Income before	37,390	3,582	(41)	40,931
Equity in net earnings of subsidiaries	2,184	--	(2,184)	--

Income before income taxes	39,574	3,582	(2,225)	40,931
Income tax provision	(13,856)	(1,357)	--	(15,213)

Income before extraordinary loss	25,718	2,225	(2,225)	25,718
Cumulative effect of a change in
accounting principle	399	--	--	399

Net Income	$26,117	$2,225	$(2,225)	$26,117

Year Ended December 31, 2002
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$264,152	$1,717	$--	$265,869
Expenses	250,974	964	--	251,938

Income before	13,178	753	--	13,931
Equity in net earnings of subsidiaries	468	--	(468)	--

Income before income taxes	13,646	753	(468)	13,931
Income tax (provision) benefit	1,876	(285)	--	1,591

Net Income	$15,522	$468	$(468)	$15,522

Year Ended December 31, 2001
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Bluebird Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$128,572	$24,445	$(211)	$152,806
Expenses	118,755	12,324	(211)	130,868

Income before	9,817	12,121	--	21,938
Equity in net earnings of subsidiaries	7,530	--	(7,530)	--

Income (loss) before income taxes	17,347	12,121	(7,530)	21,938
Income tax provision	(3,831)	(4,591)	--	(8,422)

Net Income	$13,516	$7,530	$(7,530)	$13,516

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$148,019	$14,892	$(273)	$162,638
Cash flow (used) provided by investing
activities	(160,261)	6,008	(5,422)	(159,675)
Cash flow (used) provided by financing
activities	13,184	(6,218)	5,695	12,661

Net increase in cash	942	14,682	--	15,624
Cash at beginning of period	2,540	529	--	3,069

Cash at end of period	$3,482	$15,211	$--	$18,693

Year Ended December 31, 2002
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$63,522	$19,881	$--	$83,403
Cash flow (used) provided by investing
activities	(85,398)	(4,022)	--	(89,420)
Cash flow (used) provided by financing
activities	23,686	(17,355)	--	6,331

Net increase (decrease) in cash	1,810	(1,496)	--	314
Cash at beginning of period	730	2,025	--	2,755

Cash at end of period	$2,540	$529	$--	$3,069

Year Ended December 31, 2001
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Bluebird Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$89,712	$14,362	$--	$104,074
Cash flow (used) provided by investing
activities	(225,745)	40,334	(18,578)	(203,989)
Cash flow (used) provided by financing
activities	138,574	(54,491)	18,578	102,661

Net increase (decrease) in cash	2,541	205	--	2,746
Cash at beginning of period	(1,811)	1,820	--	9

Cash at end of period	$730	$2,025	$--	$2,755

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17 – SUMMARY OF QUARTERLY DATA

The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

	2003
	First	Second	Third	Fourth
Revenues	$80,054	$78,438	$82,575	$83,947
Depreciation, depletion, amortization and
accretion	21,524	24,978	26,682	26,430
Operating Profit	25,914	21,444	21,153	24,187
Cost of early debt retirement	(1,855)	(2,211)	(19)	(2,631)
Cumulative effect of accounting change	399	--	--	--
Net Income	7,990	4,170	6,669	7,288
Income per common share, basic	0.12	0.06	0.10	0.11
Income per common share, diluted	$0.12	$0.06	$0.10	$0.11

	2002
	First	Second	Third	Fourth
Revenues	$43,124	$76,190	$72,833	$73,722
Depreciation, depletion and amortization	15,096	23,542	24,309	23,521
Operating Profit	9,297	21,056	18,773	19,743
Cost of early debt retirement	(1,000)	--	--	--
Provision for impairment of investment (a)	--	(621)	--	--
Net Income	7,446	2,251	2,746	3,079
Income per common share, basic	0.18	0.03	0.04	0.05
Income per common share, diluted	$0.17	$0.03	$0.04	$0.04

(a)

  Includes in 2002 provision for $621 thousand for the impairment of equity securities deemed by management to have suffered an other than temporary impairment. We had previously reported losses in accumulated other comprehensive income of $507 thousand ($466 thousand net of income tax benefit) through December 31, 2001.

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

Estimates of petroleum reserves have been made by independent engineers and company employees. These estimates include reserves in which we hold an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in Proved Reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods. The revisions of previous estimates of our proved oil and gas reserves were primarily due to changes in commodity prices at December 31, 2001, 2002 and 2003 that impacted whether such reserves were economically recoverable. The impact of price changes disproportionately affects our long life reserves because of the more gradual decline curve of the applicable production.

We adopted FASB Statement 143, "Accounting for Asset Retirement Obligations" ("FAS 143") January 1, 2003. Among other things, FAS 143 requires the recognition of a liability for legal obligations associated with the retirement of long-lived assets. The initial recognition of a liability for an asset retirement obligation increases the carrying amount of the related long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, period-to-period changes in the liability are recognized for passage of time in the form of accretion expense as well as revisions to the original estimate. In accordance with FAS 143, we recorded a liability of $30.4 million, increased costs carried for our oil and gas properties by $25.4 million, and reduced our accumulated depletion by $5.6 million. During 2003, we incurred additional liabilities of $2.7 million, settled or sold liabilities of $1.2 million, and recorded accretion expense of $2.5 million. We have included the initial costs recorded upon adoption of FAS 143 as well as the costs associated with the liabilities incurred during 2003 in the carrying value of our oil and gas properties. Our accumulated depletion also reflects initial reduction as well as the depletion of these retirement costs during 2003. We have included the cost associated with the liabilities incurred during 2003 in our costs incurred analysis. Our results of operations include depletion on these retirement costs as well as the accretion expense related to the liability, and our discounted cash flows presented include our estimated futures costs of retiring our oil and gas properties.

Estimated quantities of proved oil and gas reserves were as follows:

	Oil (Mbbl)	Gas (MMcf)
December 31, 2001
Proved Reserves	21,601	248,480
Proved Developed Reserves	12,960	188,413
December 31, 2002
Proved Reserves	63,082	458,644
Proved Developed Reserves	48,512	362,325
December 21, 2003
Proved Reserves	57,397	494,052
Proved Developed Reserves	42,989	368,530

The changes in proved reserves for the years ended December 31, 2001, 2002 and 2003 were as follows:

	Oil (Mbbl)	Gas (MMcf)
Reserves at December 31, 2000	22,303	233,208

Purchase of minerals-in-place	1,794	25,349
Sale of minerals-in-place	(67)	(577)
Extensions and discoveries	1,178	27,088
Production	(1,410)	(24,864)
Revisions of estimates	(2,197)	(11,724)

Reserves at December 31, 2001	21,601	248,480

Purchase of minerals-in-place	45,650	275,873
Sale of minerals-in-place	(4,621)	(75,034)
Extensions and discoveries	2,986	53,939
Production	(4,050)	(46,487)
Revisions of estimates	1,516	1,873
	Oil (Mbbl)	Gas (MMcf)
Reserves at December 31, 2002	63,082	458,644

Purchase of minerals-in-place	26	67
Sale of minerals-in-place	(1,243)	(13,303)
Extensions and discoveries	1,776	86,001
Production	(3,893)	(49,695)
Revisions of estimates	(2,351)	12,338

Reserves at December 31, 2003	57,397	494,052

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Unproved oil and gas properties	$110,467	$165,676	$18,653
Proved properties	1,292,388	1,053,426	556,766

Gross Capitalized Costs	1,402,855	1,219,102	575,419
Accumulated depreciation, depletion, amortization
and impairment	(338,109)	(250,515)	(167,487)

Net Capitalized Costs	$1,064,746	$968,587	$407,932

Capitalized costs incurred in oil and gas producing activities during the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Property acquisition costs
Proved properties	$3,021	$460,908	$36,069
Unproved properties	12,213	147,024	12,226
Exploration costs	36,788	34,310	37,711
Development costs	125,308	91,521	117,107

Total Costs Incurred	$177,330	$733,763	$203,113

Results of operations from oil and gas producing activities for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Oil and gas production revenue .	$284,929	$240,964	$133,083
Production costs	(89,034)	(79,726)	(33,382)
Depreciation, depletion, amortization, impairment
and accretion	(96,087)	(83,028)	(42,703)
Income taxes	(34,933)	(27,374)	(19,949)

Results of Operations for Producing Activities	$64,875	$50,836	$37,049

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Future cash flows	$4,341,980	$3,728,575	$998,101
Future development costs	(295,273)	(178,961)	(94,950)
Future production costs	(1,318,811)	(1,159,303)	(367,526)

Future net cash flows, before income tax	2,727,896	2,390,311	535,625
Future income taxes	(712,167)	(619,850)	(28,299)

Future Net Cash Flows	2,015,729	1,770,461	507,326

10% annual discount	(948,041)	(800,652)	(201,633)

Standardized Measure of Discounted Future Net Cash Flows	$1,067,688	$969,809	$305,693

The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Purchases of minerals-in-place	$676	$737,736	$35,257
Sales of minerals-in-place	(44,759)	(85,460)	(2,614)
Extensions, discoveries and improved recovery,
less related costs	262,022	167,334	33,623
Sales of oil and gas produced, net of production costs	(195,895)	(161,238)	(99,701)
Development costs incurred during the period	125,308	91,521	117,107
Revision of prior estimates:
Net change in prices and costs	(79,252)	154,738	(858,125)
Change in quantity estimates	(22,086)	18,007	(88,279)
Accretion of discount	96,981	30,569	80,492
Net change in income taxes	(45,115)	(289,091)	283,010

Net Change	$97,880	$664,116	$(499,230)

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2003, with the participation of our management, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2003.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, that occurred during the fiscal quarter ended December 31, 2003 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth the directors, executive officers and other significant employees, their ages, and all offices and positions within the company. Our Bylaws divide the Board of Directors into three (3) classes of directors serving staggered three-year terms, with one class to be elected at each annual meeting.

Name	Age	Title
Gary C. Evans	46	Chairman, President and Chief Executive Officer
Richard R. Frazier	57	Executive Vice President and Chief Operating Officer
Chris Tong	47	Senior Vice President and Chief Financial Officer
R. Douglas Cronk	57	Senior Vice President of Operations of Magnum Hunter Production, Inc. and Gruy
Charles R. Erwin	57	Senior Vice President of Exploration of Magnum Hunter Production, Inc. and Gruy
M. Bradley Davis	44	Senior Vice President - Capital Markets & Corporate Development
Morgan F. Johnston	43	Senior Vice President, General Counsel and Secretary
David S. Krueger	54	Vice President and Chief Accounting Officer
Gregory L. Jessup	50	Vice President Land - Offshore of Magnum Hunter Production Inc. and Gruy
Richard S. Farrell	46	Vice President Land - Onshore of Magnum Hunter Production, Inc. and Gruy
David M. Keglovits	51	Vice President and Controller
Earl Krieg, Jr.	50	Vice President of Engineering of Magnum Hunter Production, Inc. and Gruy
Howard M. Tate	36	Vice President of Finance
Donald H. Sabathier	57	Vice President Human Resources
Gerald W. Bolfing	75	Director
Jerry Box	65	Director
Donald A. Erickson	60	Director
James R. Latimer, III	57	Director
Matthew C. Lutz	69	Director
Jody Powers	57	Director
John H. Trescot, Jr.	79	Director
James E. Upfield	83	Director

Gary C. Evans has served as President, Chief Executive Officer and a director of Magnum Hunter Resources, Inc. since December 1995 and Chairman and Chief Executive Officer of all of the Magnum Hunter subsidiaries since their formation or acquisition. In 1985, Mr. Evans formed the predecessor company, Hunter Resources, Inc., that was merged into and formed Magnum Hunter some ten years later. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Novavax, Inc., a NASDQ listed pharmaceutical company. He additionally serves on the board of two private Texas-based companies that Magnum Hunter owns an interest in, including (i) Swanson Consulting Services, Inc., a geological consulting firm and (ii) Metrix Networks, Inc., a company that provides web-enabled automation to the oil and natural gas industry. He also serves as a Trustee of TEL Offshore Trust, a NASDQ listed oil and gas trust of which Magnum Hunter owns an approximate 29% interest. Mr. Evans also serves on the Board of Advisors of the Maguire Energy Institute at Southern Methodist University.

Officers

Richard R. Frazier has served as Executive Vice President and Chief Operating Officer of Magnum Hunter since January 1, 2003. He also has served as President and Chief Operating Officer of Magnum Hunter Production, Inc. and Gruy since January 1994. From 1977 to 1993, Mr. Frazier was employed by Edisto Resources Corporation in Dallas, serving as Executive Vice President Exploration and Production from 1983 to 1993, where he had overall responsibility for its property acquisition, exploration, drilling, production, gas marketing and engineering functions. From 1972 to 1976, Mr. Frazier served as District Production Superintendent and Petroleum Engineer with HNG Oil Company (now EOG Resources) in Midland, Texas. Mr. Frazier's initial employment, from 1968 to 1971, was with Amerada Hess Corporation as a petroleum engineer involved in numerous projects in Oklahoma and Texas. Mr. Frazier graduated in 1970 from the University of Tulsa with a Bachelor of Science Degree in Petroleum Engineering. He is a registered Professional Engineer in Texas and a member of the Society of Petroleum Engineers and many other professional organizations.

Chris Tong has served as Senior Vice President and Chief Financial Officer since August 1997. Previously, Mr. Tong was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which were wholly-owned subsidiaries of Tejas Gas Corporation. In January 1998, Tejas Gas Corporation was acquired by Shell Oil. Mr. Tong held these positions since August 1996, and served in other treasury positions with Tejas beginning August 1989. He was also responsible for managing Tejas' property and liability insurance. From 1980 to 1989, Mr. Tong served in various energy lending capacities with Canadian Imperial Bank of Commerce, Post Oak Bank, and Bankers Trust Company in Houston, Texas. Prior to his banking career, Mr. Tong also served over a year with Superior Oil Company as a Reservoir Engineering Assistant. He additionally serves on the board of a private Texas-based company that Magnum Hunter owns an interest in, Metrix Networks, Inc., a company that provides web-enabled automation to the oil and natural gas industry. Mr. Tong is a summa cum laude graduate of the University of Southwestern Louisiana with a Bachelor of Arts degree in Economics and a minor in Mathematics.

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

Richard S. Farrell serves as Vice President Land - Onshore for Magnum Hunter Production, Inc., a wholly-owned subsidiary of the company, and Gruy since March 2002. Mr. Farrell oversees a staff responsible for all of the corporation’s onshore land, A & D, administrative and some litigation functions. Prior to Magnum Hunter, Mr. Farrell served as Land Manager, then Vice President - Land for Prize Energy Corp. from July 1999 until March 2002. From 1996 until joining Prize Energy Corp., he was the Sr. Division Landman and Team Leader for the South Texas Business Unit of Pioneer Natural Resources USA, Inc. Prior to that time, he held various land related positions in both large and small oil companies, including Vice President - Land for Rancho Resources Corporation (an independent oil and gas exploration company) and as Executive Vice President for its parent company, Solaris Energy Corporation. Mr. Farrell earned his Bachelor's Degree in marketing from the University of Richmond.

David M. Keglovits has served as Vice President and Controller of the Company and its subsidiaries since 1999. Prior to 1999, Mr. Keglovits served as Vice President and Controller of Gruy. Mr. Keglovits joined Gruy in March 1977 as an accountant before holding the positions of Assistant Controller and Controller. From December 1974 to December 1976, Mr. Keglovits was employed by Bell Helicopter International in its financial management office in Tehran, Iran. Mr. Keglovits graduated with honors from the University of Texas at Austin with a B.B.A. in Accounting.

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

Howard M. Tate has served as Vice President of Finance for the company since April 2002. From 1999 until joining Magnum Hunter, Mr. Tate had been at Marine Drilling Companies, Inc., and its successor Pride International, Inc., located in Houston, Texas, where Mr. Tate last served as Treasurer. During the period from September 1995 until August 1999, Mr. Tate served as Director - Corporate Finance and other various treasury department positions with Tejas Energy, LLC (formerly Tejas Gas Corporation) and from January 1991 through September 1995, he worked as a Senior Project Finance Analyst with Tenneco Gas. Mr. Tate holds a Bachelor of Science degree in Accounting and Finance from Oklahoma State University and a Master of Business Administration from the University of Houston.

Donald H. Sabathier has served as Vice President of Human Resources for the company since June 19, 2003. From June 1998 until joining Magnum Hunter, Mr. Sabathier was the director of Human Resources at North Western Energy. Mr. Sabathier has also served as the Manager for Compensation and Benefits for Helmerich & Payne, Inc., and as a Senior Internal Compensation and International Benefits Consultant for Occidental Petroleum. Mr. Sabathier holds a Bachelor of Science degree in Business Administration from William Carey College and a Master of Business Administration from Nicholls State University. Mr. Sabathier is a member of the Society for Human Resource Management, the Dallas Human Resource Management Association and the SMU HR Roundtable.

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

Donald A. Erickson has served as a Director of Magnum Hunter since February 3, 2004. Mr. Erickson spent nearly 20 years with Ernst & Young, LLC in their corporate finance group. During his career at Ernst & Young, he was the National Director of Valuation and the market leader for the Southwest Region Valuation Practice. Mr. Erickson's responsibilities included the valuation of business interests and intangible assets. Prior to his tenure at Ernst & Young. Mr. Erickson was a Vice President for two national valuation firms and served as an officer in the United States Army. He retired from Ernst & Young in June 2003. Currently, Mr. Erickson is the President of Erickson Partners, LLC, a valuation consulting and financial advisory firm. A 1965 graduate of Santa Clara University, with a B.S.C. degree, Mr. Erickson holds an M.B.A. degree from the University of Oregon. He is a graduate of the Ernst & Young Kellog Executive Program at Northwestern University. Mr. Erickson is an Accredited Senior Appraiser (ASA) with the American Society of Appraisers and has served as the National Chairman of its Business Valuation Committee.

James R. Latimer, III was a director of Prize from October 2000 until the merger with Magnum Hunter, when he was elected to our board of directors. Over the past eight years, Mr. Latimer has been the chairman and chief executive officer of Explore Horizons, Incorporated, a privately held exploration and production company based in Dallas, Texas. Previously, Mr. Latimer was co-head of the regional office of what is now The Prudential Capital Group in Dallas, Texas, which handled energy and other financing for The Prudential Insurance Company. In addition, Mr. Latimer's prior experience has included senior executive positions with several private energy companies, consulting with the firm of McKinsey & Co., service as an officer in the United States Army Signal Corps., and several directorships. Mr. Latimer received a B.A. degree in economics from Yale University and an M.B.A. from Harvard University. He is a Chartered Financial Analyst.

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

Jody Powers has served as a Director of Magnum Hunter since September of 2003. Mr. Powers spent 34 years of his career with Halliburton Company and various subsidiaries with increasing levels of domestic and international management responsibilities, culminating with his retirement in May 2002, holding the executive position of President of Halliburton Energy Services. A 1968 graduate of the University of Houston, Mr. Powers is a current member of the Society of Petroleum Engineers and the 25 Year Club of the Petroleum Industry.

John H. Trescot, Jr. has served as a director of Magnum Hunter since June 1997. Mr. Trescot is the principal of AWA Management Corporation, a consulting firm specializing in project evaluation. Mr. Trescot began his professional career as an engineer with Shell Oil Company. Later, Mr. Trescot joined Hudson Pulp & Paper Corp. (now a part of Georgia-Pacific Corp.), where he served 19 years in various positions in woodlands and pulp and paper, advancing to the position of senior vice president for its Southern Operations. Mr. Trescot then became vice president of The Charter Company, a multi-billion dollar corporation with operations in oil, communications and insurance. In 1979, Mr. Trescot became the chief executive officer of JARI, a timber, pulp and mining operation in the Amazon Basin of Brazil. From 1982 through 1989, while he was the chief executive officer of TOT Drilling Corp., TOT drilled many deep wells in West Texas and New Mexico for major and independent oil companies. Mr. Trescot served as an officer in the United States Navy. Mr. Trescot received his BME degree from Clemson University and his M.B.A. from Harvard University.

James E. Upfield has served as a director of Magnum Hunter since December 1995. Mr. Upfield was appointed a director of Hunter Resources, Inc., in August 1992. Mr. Upfield is chairman of Temtex Industries, Inc., a public company based in Dallas, Texas, that produces consumer hard goods and building materials. In 1969, Mr. Upfield served on a select Presidential Committee overseeing postal operations of the United States of America. He later accepted the responsibility for the Dallas region, which encompassed Texas and Louisiana. From 1959 to 1967, Mr. Upfield was president of Baifield Industries, Inc. and its predecessor, a company he founded in 1949, which merged with Baifield in 1963. Baifield was engaged in prime government contracts for military systems and sub-systems in the production of high-strength, light-weight metal products.

Audit Committee

The members of our Audit Committee include James R. Latimer, III, Chairman, James E. Upfield, Gerald W. Bolfing and Donald A. Erickson. Each member possesses the required level of financial literacy and at least one member, James R. Latimer, III, has been determined by the Board to meet the current standards of the "audit committee financial expert" required by applicable rules and regulations. No member of the Audit Committee has any relationship to the company that may interfere with the exercise of their independence from management and the company.

The Audit Committee selects the independent public accountants, reviews the independence of such accountants, approves the scope of the annual audit, approves the rendering of any material non-audit services by the independent accountants, approves the fee payable to the independent accountants and reviews the audit results. The Audit Committee approves all fees paid to our principal accountants.

Code of Business Conduct and Ethics for Directors and Employees

We have adopted a code of business ethics for directors and employees (Code of Ethics), and a separate code of financial responsibility for employees responsible for compiling our financial statements, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of both of these codes on the "Corporate Governance" section of our Internet website at www.magnumhunter.com. Any waivers of these codes must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from, these codes that apply to our executive officers and directors will be posted on the "Corporate Governance" section of our Internet website located at www.magnumhunter.com.

Item 11. Executive Compensation

The following table contains information with respect to all cash compensation we paid or accrued during the past three fiscal years to our Chief Executive Officer and each named person serving as an executive officer on December 31, 2003:

Annual Compensation						Long-Term Compensation
						Awards	Payout
Name, Principal Position	Year	Salary	Bonus		Other Annual Compensation (a)	Restricted Stock	Number Options SARs	LTP Payouts	All Other Compensation
Gary C. Evans	2003	$405,000	$608,929	(e)	$ 7,500		128,000		$41,366	(b)
Chairman, President	2002	$375,000	--	(d)	$ 7,500	--	250,000	--	$35,827	(b)
and CEO	2001	$350,000	$425,000		$ 7,500	--	300,000	--	$33,240	(b)
Richard R. Frazier	2003	$250,000	$193,750	(e)	$ 6,000		74,000		$21,109	(c)
Executive V.P. and	2002	$205,000	--	(d)	$ 6,000	--	140,000	--	$16,570	(c)
Chief Operating Officer	2001	$190,000	$150,000		$ 6,000	--	125,000	--	$12,613	(c)
Chris Tong	2003	$190,000	$166,071	(e)	$ 6,000		46,500		$21,109	(c)
Senior V.P. and	2002	$175,000	--	(d)	$ 6,000	--	90,000	--	$16,570	(c)
Chief Financial Officer	2001	$165,000	$100,000		$ 6,000	--	75,000	--	$12,613	(c)
Charles R. Erwin	2003	$185,000	$149,464	(e)	$ 6,000		68,000		$21,109	(c)
Senior V.P. of Magnum	2002	$155,000	--	(d)	$ 6,000	--	125,000	--	$16,570	(c)
Hunter Production, Inc.	2001	$145,000	$125,000		$ 6,000	--	100,000	--	$10,947	(c)
R. Douglas Cronk	2003	$167,500	$83,036	(e)	$ 6,000		46,500		$21,109	(c)
Senior V.P. of Magnum	2002	$150,000	--	(d)	$ 6,000	--	90,000	--	$16,570	(c)
Hunter Production, Inc.	2001	$138,000	$75,000		$ 6,000	--	75,000	--	$12,613	(c)
Morgan F. Johnston	2003	$160,000	$110,714	(e)	$ 6,000		35,000		$21,109	(c)
Senior V.P., General	2002	$138,000	--	(d)	$ 4,800	--	65,000	--	$14,423	(c)
Counsel & Secretary	2001	$130,000	$50,000		$ 4,800	--	35,000	--	$12,613	(c)

(a)	Consists of a vehicle allowance paid to the employee.
(b)	Consists of compensation for acting as an individual Trustee for the TEL Offshore Trust and employer contributions to the KSOP Plan.
(c)	Consists of employer contributions to the KSOP Plan.
(d)	2002 bonuses were not earned until March 2003.
(e)	2003 bonuses are not earned or paid until March 2004.
Option/SAR Grants in Last Fiscal Year
Individual Grants					Potential realizable value at assumed annual rates of stock price appreciation for option term		Alternative to (f) and (g): grant date value
Name	Number of securities underlying Options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)	5% ($) (f)	10% ($) (g)	Grant date present value* $ (f)
Gary C. Evans	128,000	12.8	$5.92	6/20/06			386,560
Richard R. Frazier	74,000	7.4	$5.92	6/20/06			223,480
Charles R. Erwin	68,000	6.8	$5.92	6/20/06			205,360
R. Douglas Cronk	46,500	4.6	$5.92	6/20/06			140,430
Chris Tong	46,500	4.6	$5.92	6/20/06			140,430
Morgan F. Johnston	35,000	3.5	$5.92	6/20/06			105,700

*	The Black-Scholes method was used to determine the value of the option grants.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
			Number of securities underlying unexercised options/SARs at fiscal year-end (#)	Value of unexercised in-the-money options/SARs at fiscal year-end ($)
Name (a)	Shares acquired on exercise (#) (b)	Value Realized ($) (c)	Exercisable/ unexercisable (d)	Exercisable/ unexercisable (e)
Gary C. Evans	494,921	$1,435,271	898,000 / 330,000	$3,195,020 / $842,250
Richard R. Frazier	--	--	410,000 / 154,000	$1,579,240 / $431,870
Charles R. Erwin	--	--	274,000 / 135,000	$752,780 / $384,000
R. Douglas Cronk	22,000	$154,000	167,500 / 94,000	$426,665 / $270,845
Chris Tong	--	--	214,500 / 92,000	$799,635 / $267,700
Morgan F. Johnston	--	--	145,000 / 60,000	$544,880 / $187,057

Compensation of Directors

We have nine individuals who serve as directors, eight of which have been determined by the Board to be independent. One director receives compensation with respect to his services and in his capacities as an executive officer of the company, and no additional compensation has historically been paid for his services as a director. The other eight directors were not employees at December 31, 2003, and receive no compensation for their services as directors other than as stated below. For fiscal year 2003, independent directors received a $20,000 retainer for being a board member and received $1,000 per regular and committee meeting attended. In addition, for the fiscal year 2003 each independent director was granted stock options to acquire 5,100 shares of our common stock at an exercise price of $5.92 per share. Finally, all chairpersons of our board of directors' committees received an annual retainer of $2,500 for acting as chairman of his respective committee. For fiscal year 2004, independent directors will receive a $26,000 retainer (pro-rated) for being a board member and, in addition, will receive $1,000 per meeting attended and $1,000 per committee meeting attended. All chairpersons of our board of directors' committees will receive an annual retainer of $2,500 for acting as chairman of his respective committee. Other than the compensation stated herein, we have not entered into any arrangement, including consulting contracts, in consideration of the director's service on the board.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Gary C. Evans, Mr. Richard R. Frazier, Mr. Chris Tong, Mr. R. Douglas Cronk, Mr. Charles R. Erwin and Mr. Morgan F. Johnston each have employment agreements with the company. Mr. Evans' agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $300,000 per annum, unless increased by the Board. Mr. Evans' salary for the year 2004 is $438,000. Mr. Frazier's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier's salary for the year 2004 is $280,000. Mr. Tong's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $190,000 per annum, unless increased by the Board. Mr. Tong's salary for the year 2004 is $210,000. Mr. Cronk's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $167,500 per annum, unless increased by the Board. Mr. Cronk's salary for the year 2004 is $185,000. Mr. Erwin's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $185,000 per annum unless increased by the Board. Mr. Erwin's salary for the year 2004 is $210,000. Mr. Johnston's agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $180,000 per annum unless increased by the Board. Mr. Johnston's salary for the year 2004 is $180,000. All of the agreements provide that the same benefits supplied to other company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the company in certain geographical areas or hire any of our employees for a period of two years after cessation of employment.

In addition, all of the agreements contain a provision that upon a change in control, the employee's position is terminated, or the employee leaves for "good cause", the employee is entitled to receive immediately, in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee's current base salary and bonus, plus any other compensation received by him in the last fiscal year. In the case of Mr. Tong, Mr. Cronk, Mr. Erwin and Mr. Johnston, the employee shall receive two times the employee's base salary and bonus, plus any other compensation received by him in the last fiscal year. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change in control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. We also have key man life insurance on Mr. Evans in the amount of $12,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 1, 2004, regarding the share ownership of the company by (i) each person known to the company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the company, (ii) each director, (iii) the company's Chief Executive Officer and the five other most highly compensated executive officers of the company, and (iv) all directors and executive officers of the company, as a group. None of the directors or executive officers named below, as of March 1, 2004, owned any shares of the company's Series A Preferred Stock or its 1996 Series A convertible preferred stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039.

	Common Stock Beneficially Owned
Name	Number of Shares		Percent of Class (n)
Directors and Executive Officers
Gary C. Evans	4,541,866	(a)	6.4
Richard R. Frazier	570,956	(b)	*
Chris Tong	281,353	(c)	*
Charles R. Erwin	274,000	(d)	*
R. Douglas Cronk	170,860	(e)	*
Morgan F. Johnston	149,480	(f)	*
Gerald W. Bolfing	431,856	(g)	*
Jerry Box	62,200	(h)	*
Donald A. Erickson	4,000		*
James R. Latimer, III	15,304	(i)	*
Matthew C. Lutz	243,821	(j)	*
Jody Powers	2,000	(k)	*
John H. Trescot, Jr	107,156	(l)	*
James E. Upfield	163,492	(m)	*
All directors and executive officers as a group
(14 persons)	7,018,344		9.7
Beneficial owners of 5 percent or more
(excluding persons named above)
Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	3,797,400	(o)

     * Less than one percent.

(a)	Includes 898,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 790,151 common stock purchase warrants, which are currently exercisable. Also includes 17,024 Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans' wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.
(b)	Includes 410,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
(c)	Includes 214,500 shares of common stock issuable upon the exercise of certain currently exercisable options.
(d)	Includes 274,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
(e)	Includes 167,500 shares of common stock issuable upon the exercise of certain currently exercisable options.
(f)	Includes 145,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
(g)	Includes 40,100 shares of common stock issuable upon the exercise of certain currently exercisable options.
(h)	Includes 36,100 shares of common stock issuable upon the exercise of certain currently exercisable options.
(i)	Includes 13,100 shares of common stock issuable upon the exercise of certain currently exercisable options.
(j)	Includes 178,100 shares of common stock issuable upon the exercise of certain currently exercisable options.
(k)	Includes 2,000 shares of common stock issuable upon the exercise of certain currently exercisable options.
(l)	Includes 36,100 shares of common stock issuable upon the exercise of certain currently exercisable options.Also includes 4,833 shares held in the name of Nancy J. Trescot, Mr. Trescot's wife.
(m)	Includes 36,100 shares of common stock issuable upon the exercise of certain currently exercisable options.

(n)	Percentage is calculated on the number of shares outstanding plus those shares deemed outstanding under Rule 13d-3(d) (l) under the Exchange Act.
(o)	Based on Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 6, 2004.

Item 13. Certain Relationships and Related Transactions

There are no loans or extensions of credit to directors and executive officers of Magnum Hunter as of December 31, 2003.

Item 14. Principal Accountant Fees and Services

	For the Year Ended December 31,
	2003	2002
Audit(a)	$135,000	$217,300
Audit-Related Fees	94,339	301,551
Tax Fees	--	--
All Other Fees (b)	95,000	111,490

	$324,339	$630,341

(a)	Includes fees paid to Deloitte&Touche for final audits related to the Prize merger during 2002.
(b)	Consists of fees paid to Deloitte &Touche for annual audits of Teal Hunter, LP and Mallard Hunter, LP, of which Magnum Hunter is the 5% and 1% general partner, respectively.

The Audit Committee generally makes recommendations to the Board regarding the selection of the independent public accountants, reviews the independence of such accountants, approves the scope of the annual audit, approves the rendering of any material non-audit services by the independent accountants, approves the fee payable to the independent accountants and reviews the audit results. The Audit Committee approves all fees paid to our principal accountants.

GLOSSARY

As used in this document:

•	"Mcf" means thousand cubic feet;
•	"MMcf" means million cubic feet;
•	"Bcf" means billion cubic feet;
•	"Bbl" means barrel;
•	"MBbls" means thousand barrels;
•	"MMBbls" means million barrels;
•	"BOE" means barrel of oil equivalent;
•	"MMBOE" means million barrels of oil equivalent;
•	"Btu" or "British Thermal Unit" means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit;
•	"MMBtu" means million British Thermal Units;
•	"Mcfe" means thousand cubic feet of natural gas equivalent;
•	"MMcfe" means million cubic feet of natural gas equivalent; and
•	"Bcfe" means billion cubic feet of natural gas equivalent.

Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. All estimates of reserves, unless otherwise noted, are reported on a "net" basis. Information regarding production, acreage and numbers of wells is set forth on a gross basis, unless otherwise noted.

•	"Proved reserves" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(i)	Reservoirs are considered proved if economic producability is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes:

(A)	that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and

(B)	the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii)	Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)	Estimates of proved reserves do not include the following:

(A)	oil that may become available from known reservoirs but is classified separately as "indicated additional reserves";

(B)	crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

(C)	crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

(D)	crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

•	"PV-10" means the pre-tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of 10% and assuming continuation of existing economic conditions.

•	"Proved developed oil and gas reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

•	"Proved undeveloped reserves" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

•
"Reserve Life" is an estimate of the productive life of a proved reservoir and for purposes of this document is calculated by dividing the proved reserves (on an Mcfe basis) at the end of the period by historical production volumes for the prior 12 months.

•	"Standardized Measure of Discounted Future Net Cash Flows" means PV-10 after income taxes.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1 Financial Statements
Independent Auditors' Report	F- 1
Financial Statements:
Consolidated Balance Sheets at December 31, 2003 and 2002	F-2
Consolidated Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001	F- 3
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Periods Ended December 31, 2003, 2002 and 2001	F- 4
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001	F- 7
Notes to Consolidated Financial Statements	F- 8
Supplemental Information on Oil and Gas Producing Properties (Unaudited)	F-38
2 Financial Statement Schedule
We have included on Page 65 of this Annual Report on Form 10-K, Financial Statement Schedule II,
Valuation and Qualifying Accounts

(a) Exhibits

Number	Description of Exhibit
3.1 & 4.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No. 33-30298-D).
3.2 & 4.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990).
3.3 & 4.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190).
3.4 & 4.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453).
3.5 & 4.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
3.6 & 4.6	By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190).
3.7 & 4.7	Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File No. 333-76774).
3.8 & 4.8	Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997).
3.9 & 4.9	Amendment to Certificate of Designation for 1996 Series A Convertible Preferred Stock (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453).
4.10	Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File No. 333-82552).
4.11	Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
4.12	Form of 9.6% Senior Note due 2007 (included in Exhibit 4.11).
4.13*	Indenture dated December 15, 2003 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee.
4.14*	Form of Floating Rate Convertible Senior Notes due 2023 (included in Exhibit 4.13).
4.15	Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources, Inc. and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated January 7, 1998, filed January 9, 1998).
10.1	Fourth Amended and Restated Credit Agreement dated March 15, 2002, as amended, between Magnum Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
10.2*	First Amendment to Fourth Amended and Restated Credit Agreement, dated April 19, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.3*	Second Amendment to Fourth Amended and Restated Credit Agreement, dated July 3, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.4*	Third Amendment to Fourth Amended and Restated Credit Agreement, dated August 28, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.5*	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated September 6, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.6*	Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated November 20, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.7*	Waiver and Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated May 2, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.8*	Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated August 8, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.9*	Waiver and Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated October 31, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.10*	Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated December 10, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.

10.11†	Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999, filed March 30, 2000).
10.12 †	Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999, filed March 30, 2000).
10.13 †	Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002)
10.14 †	Employment Agreement for R. Douglas Cronk (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.15 †	Employment Agreement for Charles Erwin (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.16*†	Employment Agreement for Morgan F. Johnston.
10.17	Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated April 30, 1997, filed May 12, 1997).
10.18	Purchase and Sale Agreement dated November 25, 1998, between Magnum Hunter Production, Inc. and Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998, filed April 14, 1999).
10.19	Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000, filed November 3j0, 2000).
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K for the period ended December 31, 2001.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Gary C. Evans
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Chris Tong
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Gary C. Evans
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Chris Tong

* Filed herewith

† Management contract or compensatory plan identified as required by Item 15(a)(3) of Form 10-K.

(a)         Reports on Form 8-K

During the three months ended December 31, 2003, we furnished the following Current Report on Form 8-K:

•	Current Report furnished November 4, 2003, reporting Items 7 and 12.
•	Current Report furnished December 10, 2003, reporting Items 5 and 7.
•	Current Report furnished December 11, 2003, reporting Items 5 and 7.
•	Current Report furnished December 17, 2003, reporting Items 5 and 7.
•	Current Report furnished December 22, 2003, reporting Items 5 and 7.

MAGNUM HUNTER RESOURCES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
(in thousands)

		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Year
Year Ended December 31, 2003
Allowance for Doubtful Accounts on Trade Accounts Receivable	$4,573	$231	$19	$(492)	$4,331
Reserve on Current Portion of Long-term Notes Receivable	1,620	--	--	--	1,620
Reserve on Investment in Unconsolidated Affiliate	$4,527	$--	$--	$(4,527)	$--
Year Ended December 31, 2002
Allowance for Doubtful Accounts on Trade Accounts Receivable	$3,264	$206	$1,103	$--	$4,573
Reserve on Current Portion of Long-term Notes Receivable	1,620	--	--	--	1,620
Reserve on Investment in Unconsolidated Affiliate	$4,527	$--	$--	$--	$4,527
Year Ended December 31, 2001
Allowance for Doubtful Accounts on Trade Accounts Receivable	$50	$3,214	$--	$--	$3,264
Reserve on Current Portion of Long-term Notes Receivable	1,170	450	--	--	1,620
Reserve on Investment in Marketable Securities	--	2,142	(2,142)	--
Reserve on Investment in Unconsolidated Affiliate	$--	$4,527	$--	$--	$4,527

(1)     Allowances acquired in Prize merger during 2002 and Metrix acquisition during 2003.
(2)     Write-offs

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC. By: /s/ Gary C. Evans Gary C. Evans, Chairman, President and Chief Executive Officer	March 15, 2004

In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary C. Evans	Chairman, President and	March 15, 2004
Gary C. Evans	Chief Executive Officer
/s/ Chris Tong	Senior Vice President and	March 15, 2004
Chris Tong	Chief Financial Officer
/s/ Morgan F. Johnston	Sr. Vice President, General Counsel	March 15, 2004
Morgan F. Johnston	and Secretary
/s/ David S. Krueger	Vice President and	March 15, 2004
David S. Krueger	Chief Accounting Officer
/s/ Gerald W. Bolfing	Director	March 15, 2004
Gerald W. Bolfing
/s/ Jerry Box	Director	March 15, 2004
Jerry Box
/s/ Donald A. Erickson	Director	March 15, 2004
Donald A. Erickson
/s/ James R. Latimer, III	Director	March 15, 2004
James R. Latimer, III
/s/ Matthew C. Lutz	Director	March 15, 2004
Matthew C. Lutz
/s/ Jody Powers	Director	March 15, 2004
Jody Powers
/s/ John H. Trescot, Jr.	Director	March 15, 2004
John H. Trescot, Jr
/s/ James E. Upfield	Director	March 15, 2004
James E. Upfield