Form 10-Q
period 2004-03-31
MAGNUM HUNTER RESOURCES INC
filed 2004-05-07
CIK 854271

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

(Mark one)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from .......... to ..........

Commission File Number .......... 1-12508

MAGNUM HUNTER RESOURCES, INC.
Exact name of registrant as specified in its charter

Nevada	87-0462881
State or other jurisdiction of incorporation or organization	IRS employer identification No.

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
Yes [ X ] No [     ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 28, 2004: 69,392,332.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets

Cash and cash equivalents	$6,555	$18,693
Accounts receivable - trade, net of allowance of $4,338 and $4,331 respectively	47,382	46,716
Deferred income taxes, current	10,284	8,263
Deposits	1,674	2,713
Other current assets	27,651	23,952

Total Current Assets	93,546	100,337
Property, Plant, and Equipment
Oil and gas properties, full cost method
Unproved	100,356	110,467
Proved	1,363,029	1,292,388
Gas processing plants and pipelines	34,167	34,149
Other property	7,928	7,805

Total Property, Plant and Equipment	1,505,480	1,444,809
Accumulated depreciation, depletion, amortization and impairment	(373,659)	(348,926)

Net Property, Plant and Equipment	1,131,821	1,095,883

Other Assets
Deferred financing costs and other	12,662	13,205
Goodwill	56,467	56,467

Total Assets	$1,294,496	$1,265,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade payables and other current liabilities	$29,593	$27,367
Accrued interest	1,702	8,909
Other accrued liabilities	42,348	29,316
Suspended revenue payable	13,004	16,049
Derivative liabilities, current	27,151	21,853
Current maturities of long-term debt	3,404	2,009

Total Current Liabilities	117,202	105,503
Long-Term Liabilities
Long-term debt, less current maturities	578,595	595,503
Asset retirement obligations	34,354	32,489
Derivative liabilities, non-current	4,965	1,198
Deferred income taxes payable	149,419	141,000
Other non-current liabilities	448	523
Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated as Series A; 80,000 issued and outstanding, liquidation
amount $0	1	1
Common Stock - $.002 par value; 200,000,000 shares authorized,
73,118,486 and 71,977,759 shares issued, respectively	146	144
Additional paid-in capital	435,732	429,446
Accumulated other comprehensive loss	(19,289)	(13,576)
Retained earnings	24,265	5,003
Common stock in deferred compensation plan, at cost (34,416 shares)	(192)	(192)
Unearned common stock in KSOP, at cost (1,012,203 shares)	(6,110)	(6,110)

	434,553	414,716
Treasury stock, at cost (3,942,294 shares)	(25,040)	(25,040)

Total Stockholders' Equity	409,513	389,676

Total Liabilities and Stockholders' Equity	$1,294,496	$1,265,892

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for shares and per share amounts)

	Three Months Ended March 31,
	2004	2003
Operating Revenues:
Oil and gas sales	$88,817	$69,590
Gas gathering, marketing and processing	9,526	9,385
Oil field services	2,035	1,079

Total Operating Revenues	100,378	80,054

Operating Costs and Expenses:
Oil and gas production lifting costs	13,028	12,948
Production taxes and other costs	8,365	9,177
Gas gathering, marketing and processing	6,580	6,546
Oil field services	1,440	857
Depreciation, depletion, amortization and accretion	25,480	21,524
Gain on sale of assets	(198)	(94)
General and administrative	5,075	3,182

Total Operating Costs and Expenses	59,770	54,140

Operating Profit	40,608	25,914
Equity in earnings of affiliate	--	288
Other income	222	118
Costs associated with early retirement of debt	--	(1,855)
Non-cash hedging adjustments	94	369
Interest expense	(9,657)	(12,578)

Income Before Income Tax	31,267	12,256
Provision for income tax expense
Current	(377)	--
Deferred	(11,628)	(4,665)

Total Provision for Income Tax Expense	(12,005)	(4,665)

Income Before Cumulative Effect of a Change in Accounting Principle	19,262	7,591
Cumulative effect of a change in accounting principle, net of income tax
expense of $244	--	399

Net Income	$19,262	$7,990

Income per Common Share - Basic
Income before cumulative effect of a change in accounting principle	$0.28	$0.11
Cumulative effect of a change in accounting principle	--	0.01

Income per Common Share - Basic	$0.28	$0.12

Income per Common Share - Diluted
Income before cumulative effect of a change in accounting principle	$0.28	$0.11
Cumulative effect of a change in accounting principle	--	0.01

Income per Common Share - Diluted	$0.28	$0.12

Common Shares Used in Per Share Calculation
Basic	67,681,577	66,709,502

Diluted	69,380,490	67,338,391

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Deferred Compensation	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity	Total Comprehensive Income (Loss)
Balance at December 31, 2003	$1	$144	$(25,040)	$429,446	$5,003	$(192)	$(6,110)	$(13,576)	$389,676

Issuance of 1,141 shares of common stock pursuant to
employee stock option plan		2		4,495					4,497

Deferred tax benefit on exercise of employee stock
options				1,750					1,750
Stock compensation				41					41
Net Income					19,262				19,262	19,262
Reclassification adjustment related to derivative
contracts, net of income tax expense of $2,579								4,230	4,230	4,230

Change in fair value of outstanding hedge positions, net
of income tax benefit of $5,987								(9,820)	(9,820)	(9,820)

Amortization of purchased hedge positions, net of income
tax benefit of $75								(123)	(123)	(123)

Balance at March 31, 2004	$1	$146	$(25,040)	$435,732	$24,265	$(192)	$(6,110)	$(19,289)	$409,513	$13,549

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$19,262	$7,990
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of a change in accounting principle	--	(399)
Depreciation, depletion, amortization and accretion	25,480	21,524
Amortization of deferred financing costs	638	561
Costs associated with early retirement of debt	--	1,855
Deferred income taxes	11,628	4,665
Equity in income of unconsolidated affiliate	--	(288)
Gain on sale of assets	(198)	(94)
Minority interest in consolidated subsidiary	(75)	--
Non-cash hedging adjustments	(94)	(369)
Stock compensation	41	--
Changes in certain assets and liabilities, net of the effect of acquisitions:

Accounts and notes receivable	(666)	(6,544)
Deposits and other current assets	(2,759)	6,424
Accounts payable and accrued liabilities	4,915	1,962
Payment (refund) of income taxes	(16)	482

Net Cash Provided by Operating Activities	58,156	37,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of purchase price adjustments	528	106
Additions to property and equipment	(59,700)	(35,886)
Property sales price adjustments	--	(487)
Distribution from unconsolidated affiliate	--	600
Investment in unconsolidated affiliate	--	(600)

Net Cash Used in Investing Activities	(59,172)	(36,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	26,500	104,075
Redemption of notes payable	--	(29,074)
Fees paid related to financing activities	(106)	(75)
Payments of principal on debt and production payment	(42,013)	(67,768)
Loan made to KSOP	--	(660)
Proceeds from issuance of common stock	4,497	17
Purchase of common stock for deferred compensation plan	--	(318)
Purchase of treasury stock	--	(7,139)
Increase in restricted cash for payment of notes payable	--	(72)

Net Cash Used in Financing Activities	(11,122)	(1,014)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,138)	488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,693	3,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,555	$3,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,333	$18,231

Cash paid (refunded) for income taxes	$16	$(11)

Non-cash accruals for employee incentives	$1,628	$280

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003

NOTE 1 — MANAGEMENT’S REPRESENTATION

In this quarterly report on Form 10-Q, the words “Magnum Hunter,” “company,” “we,” “our,” and “us” refer to Magnum Hunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2004, the condensed consolidated statements of income for the three months ended March 31, 2004 and 2003, the condensed consolidated statement of stockholders’ equity and comprehensive income for the three months ended March 31, 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2004, and the results of operations, changes in stockholders’ equity and comprehensive income and cash flows for the three month periods ended March 31, 2004 and 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 annual report and in our Form 10-K. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the operating results that will occur for the full year.

The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

Magnum Hunter is a holding company with no significant assets or operations other than our investments in our subsidiaries. The wholly-owned subsidiaries of the company, except for Canvasback Energy, Inc., Redhead Energy Inc. and Metrix Networks, Inc., an 80% owned subsidiary of the company, collectively referred to as Canvasback, are direct guarantors of each of our 9.6% Senior Notes, our Senior Bank Credit Facility (“Facility”) and our Floating Rate Convertible Senior Notes (“Convertible Notes”), and have fully and unconditionally guaranteed these obligations on a joint and several basis. The guarantors comprise all of our direct and indirect subsidiaries (other than Canvasback), and we have presented separate condensed consolidating financial statements and other disclosures concerning the guarantors and Canvasback (See Note 10). Except for Canvasback, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to the company in the form of loans or advances.

NOTE 2 – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) is currently evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We did not change or reclassify contractual mineral rights included in proved and unproved oil and gas properties on our balance sheet upon adoption of SFAS No. 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

intangible assets. If it is determined that reclassification is necessary, we will reduce our proven properties by $408.1 million, decrease unproved properties by $94.4 million and report intangible mineral rights related to proved properties of $408.1 million and intangible mineral rights related to unproved properties of $94.4 million at December 31, 2003. At March 31, 2004, we will reduce our proven properties by $428.7 million, reduce our unproved properties by $77.6 million, and report intangible mineral rights related to proved properties of $428.7 million and intangible mineral rights related to unproved properties of $77.6 million. These reclassifications represent the cost of acquiring proved and unproved mineral rights from the effective date of June 30, 2001. The provisions of SFAS No. 141 and SFAS No. 142 impact only the balance sheet and any associated footnote disclosures. Any reclassifications potentially required would not impact our cash flows or results of operations.

NOTE 3 – STOCK-BASED COMPENSATION

Beginning June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123.” The fair value of each option granted after December 31, 2002, is estimated on the grant date, using the Black-Scholes option-pricing model. For the three months ended March 31, 2004, we recorded pre-tax stock compensation expense of $41 thousand, which is reflected in our general and administrative expenses. We recorded no stock compensation for the three months ended March 31, 2003. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date.

If we had recorded stock option expense under the fair value provisions of SFAS No. 123 for all prior and current grants, our net income and EPS would have been as shown in the below pro forma tables (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$19,262	$7,990
Total Stock-based employee compensation expense
included in reported net income, net of income taxes of $16	25	--
Deduct: Total stock-based employee compensation
determined under fair value-based method for all
awards, net of income taxes of $423 and $409	(693)	(671)

Pro forma net income	$18,594	$7,319

Earnings per share:
Basic - as reported	$0.28	$0.12

Basic - pro forma	$0.27	$0.11

Diluted - as reported	$0.28	$0.12

Diluted - pro forma	$0.27	$0.11

Exposure Draft No. 1102-100, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95, ” issued by the FASB on March 31, 2004, may impact our future accounting for stock-based compensation. If we are required to adopt this amendment in its current form, we would be required to discontinue the prospective method of expensing stock options which we currently follow. Under this proposed literature, we would be required to expense all unvested grants which would result in higher compensation costs.

NOTE 4 — GOODWILL

In June 2001, SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued to be effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill is no longer amortized, but is subject to annual impairment tests. We completed our annual test as of December 31, 2003 and found no impairment. There were no changes to the carrying value of goodwill during the three months ended March 31, 2004.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

Our goodwill results from our merger with Prize Energy Corp., (“Prize”), which was completed on March 15, 2002, and the purchase price allocation was finalized as of June 30, 2003. The goodwill has been fully allocated to our Exploration and Production segment.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include plugging, abandonment, decommission and remediation costs, which are included in developed oil and gas properties, production and distribution facilities and natural gas processing plants.

The following is a reconciliation of the asset retirement obligation liability at March 31, 2004 (in thousands):

Balance at January 1, 2004	$32,489
Liabilities incurred	1,262
Liabilities settled	(163)
Liabilities sold	(45)
Accretion expense	697
Change in retirement cost estimates	114

Balance at March 31, 2004	$34,354

NOTE 6 — EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands, except for per share amounts):

	Three Months Ended
	March 31, 2004			March 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$19,262	67,682	$0.28	$7,990	66,710	$0.12

Effect of Dilutive Securities
Warrants		--		--	--
Options		1,698		--	628

Diluted EPS
Income available to common stockholders and
assumed conversions	$19,262	69,380	$0.28	$7,990	67,338	$0.12

At March 31, 2004, warrants representing 7,228,457 shares of common stock and options representing 5,600,287 shares of common stock were outstanding. At March 31, 2003, warrants representing 7,873,206 shares of common stock and options representing 5,976,866 shares of common stock were outstanding. For the three month period ended March 31, 2004, 7,228,457 shares of stock representing warrants, and 45,000 shares of stock representing options, respectively, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of our stock for these periods. For the three month period ended March 31, 2003, 7,873,206 shares of stock representing warrants and 3,130,100 shares of stock representing options, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of our stock for these periods.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

NOTE 7 — DEBT

Notes payable and long-term debt at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Long-Term Debt:
Bank debt under revolving credit agreements, due
May 2, 2007, 3.09% at March 31, 2004	$150,000	$165,000
Capital lease obligations	6,999	7,500
9.6% Senior unsecured notes, due March 15, 2012	300,000	300,000
Floating rate convertible senior notes, due December 15,
2023, 1.11% at March 31, 2004	125,000	125,000
Production payment liability, non-recourse	--	12

	581,999	597,512
Less: Current portion of capital lease obligations	3,404	2,009

Total Long-Term Debt	$578,595	$595,503

We have a Facility which provides for total borrowings of $500 million, on which our borrowing base was limited to $255 million at March 31, 2004. The level of the borrowing base is dependent on the valuation of the assets pledged, which are primarily oil and gas reserve values.

On April 30, 2004, we amended our Facility to receive a more favorable rate structure and to increase the borrowing base by $20 million, up to $275 million. We also extended the expiration date of the Facility by one year, resulting in a new maturity date of May 2, 2007.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding senior bank debt exceeds the redetermined borrowing base, the company must repay the excess. As a result of the redetermination completed on April 30, 2004, our borrowing base has been increased by $20 million. The next redetermination date will have an effective date of June 30, 2004 and will have a completion date of no later than November 10, 2004.

NOTE 8 — HEDGING

We were obligated to eleven crude oil derivatives and thirteen natural gas derivatives on March 31, 2004. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset for the effective portion of the hedge to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

At March 31, 2004, the fair value of the company’s derivatives were as follows (in thousands):

Derivative Liabilities
Natural gas collars	$24,668
Crude oil collars	7,449

Total derivative liabilities	$32,117

Of the $32.1 million derivative liability, $27.1 million is classified as a current liability on our condensed consolidated balance sheet at March 31, 2004.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

For the three month period ended March 31, 2004, the consolidated statement of income includes a non-cash hedging adjustment gain of $94 thousand, made up of a hedging ineffectiveness loss of $104 thousand related to the crude oil and natural gas derivatives and a non-cash gain of $198 thousand related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amount relating to hedge contracts acquired in the Prize merger that will be reclassified into the consolidated statement of income in 2004 is a $594 thousand gain. It is estimated at this time that $16.2 million, net of income tax, of other comprehensive loss will be reclassified into the consolidated statement of income during the next 12 months.

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

Segment data for the periods ended March 31, 2004 and 2003 follows (in thousands):

Three Months Ended March 31, 2004:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$88,817	$9,526	$2,035	$--	$--	$100,378
Intersegment revenues	410	5,870	3,528	--	(9,808)	--
Depreciation, depletion, amortization
and accretion	24,564	583	283	50	--	25,480
Segment profit (loss)	42,860	2,363	312	(4,927)	--	40,608
Interest expense				(9,657)	--	(9,657)
Other income				316	--	316

Income before income taxes						31,267
Provision for income tax expense				(12,005)	--	(12,005)

Net income						$19,262

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

Three Months Ended March 31, 2003:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$69,590	$9,385	$1,079	$--	$--	$80,054
Intersegment revenues	400	6,416	3,485	--	(10,301)	--
Depreciation, depletion and
amortization and accretion	20,597	576	146	205	--	21,524
Segment profit (loss)	26,868	2,263	76	(3,293)	--	25,914
Equity in earnings of affiliates				288	--	288
Interest expense				(12,578)	--	(12,578)
Costs relating to early retirement of
debt				(1,855)	--	(1,855)
Other income				487	--	487

Income before income taxes						12,256
Provision for income tax expense				(4,665)	--	(4,665)
Cumulative effect of a change in
accounting principle				399	--	399

Net income						$7,990

NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The company and its wholly-owned subsidiaries, except Canvasback, are direct guarantors of our 9.6% Senior Notes, Convertible Notes and Facility and have fully and unconditionally guaranteed these obligations on a joint and several basis. In addition to not being a guarantor of the company’s 9.6% Senior Notes, Convertible Notes and Facility, Canvasback cannot be included in determining compliance with certain financial covenants under the company’s Facility. We have concluded that separate financial statements related to the guarantors are not included because management has determined that they are not material to investors. Condensed consolidating balance sheets for Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2004 and December 31, 2003 and condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2004 and 2003, were as follows:

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Balance Sheets

As of March 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$102,174	$8,558	$(17,186)	$93,546
Property and equipment
(using full cost accounting)	1,124,374	7,447	--	1,131,821
Investment in subsidiaries
(equity method)	17,760	--	(17,760)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	69,129	--	--	69,129

Total assets	$1,313,437	$50,132	$(69,073)	$1,294,496

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities	$115,494	$18,894	$(17,186)	$117,202
Long-term liabilities	754,303	13,478	--	767,781
Stockholders' equity	443,640	17,760	(51,887)	409,513

Total liabilities and stockholders' equity	$1,313,437	$50,132	$(69,073)	$1,294,496

As of December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$108,801	$18,163	$(26,627)	$100,337
Property and equipment
(using full cost accounting)	1,089,366	6,517	--	1,095,883
Investment in subsidiaries
(equity method)	17,875	--	(17,875)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	69,672	--	--	69,672

Total assets	$1,285,714	$58,807	$(78,629)	$1,265,892

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities	$104,806	$27,324	$(26,627)	$105,503
Long-term liabilities	757,105	13,608	--	770,713
Stockholders' equity	423,803	17,875	(52,002)	389,676

Total liabilities and stockholders' equity	$1,285,714	$58,807	$(78,629)	$1,265,892

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$99,292	$1,320	$(234)	$100,378
Expenses	67,788	1,557	(234)	69,111

Income (loss) before equity in net losses of
subsidiary	31,504	(237)	--	31,267
Equity in net losses of subsidiary	(147)	--	147	--

Income (loss) before income taxes	31,357	(237)	147	31,267
Income tax (expense) benefit	(12,095)	90	--	(12,005)

Net income (loss)	$19,262	$(147)	$147	$19,262

For the Three Months Ended March 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$78,880	$1,174	$--	$80,054
Expenses	67,814	272	--	68,086

Income before equity in net earnings of subsidiary	11,066	902	--	11,968
Equity in net earnings (losses) of subsidiary .	894	(121)	(485)	288

Income before income taxes	11,960	781	(485)	12,256
Income tax expense	(4,369)	(296)	--	(4,665)

Income before cumulative change	7,591	485	(485)	7,591
Cumulative change	399	--	--	399

Net income	$7,990	$485	$(485)	$7,990

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$66,499	$(8,343)	$--	$58,156
Cash flow from investing activities	(58,083)	(1,089)	--	(59,172)
Cash flow from financing activities	(11,122)	--	--	(11,122)

Net decrease in cash	(2,706)	(9,432)	--	(12,138)
Cash at beginning of period	3,482	15,211	--	18,693

Cash at end of period	$776	$5,779	$--	$6,555

For the Three Months Ended March 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$31,858	$5,911	$--	$37,769
Cash flow from investing activities	(35,376)	(3,368)	2,477	(36,267)
Cash flow from financing activities	3,883	(2,420)	(2,477)	(1,014)

Net increase in cash	365	123	--	488
Cash at beginning of period	2,540	529	--	3,069

Cash at end of period	$2,905	$652	$--	$3,557

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2004 and 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2003. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

There have been no changes to our critical accounting policies for the three-month period ended March 31, 2004. Exposure Draft No. 1102-100, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95, ” issued by the FASB on March 31, 2004, may impact our future accounting for stock-based compensation. If we are required to adopt this amendment in its current form, we would be required to discontinue the prospective method of expensing stock options which we currently follow. Under this proposed literature, we would be required to expense all unvested grants which would result in higher compensation costs. In June 2003, effective January 1, 2003, we began expensing stock-based compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123.” Under these statements, all stock options granted, modified or settled after December 31, 2002 will be expensed based on their fair values determined by the Black-Scholes option-pricing model. For a discussion of our other critical accounting policies, refer to our Form 10-K for the period ended December 31, 2003.

Subsequent to our merger with Prize Energy Corp. (“Prize”) in March 2002, we have sold non-strategic oil and gas reserves for total proceeds of approximately $113.6 million, net of purchase price adjustments. Almost all of the properties sold were acquired in the Prize merger, and the proceeds have been used to reduce our overall indebtedness and fund our capital expenditure program. The impact of these non-strategic divestitures are described below in our results of operations.

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

The following table sets forth certain information with respect to our business segments:

	Three Months Ended March 31,
	2004	2003
Exploration and Production Operations
Reported Production:
Oil (Mbbls)	940	957
Gas (Mmcf)	11,864	11,322
Oil and Gas (Mmcfe)	17,507	17,063
Equivalent Daily Rate (Mmcfe per day)	192.4	189.6
Average Sale Prices (after hedging)
Oil (per Bbl)	$30.06	$27.39
Gas (per Mcf)	$5.08	$3.83
Oil and Gas (per Mcfe)	$5.06	$4.08
Effect of hedging activities (per Mcfe)	$(0.39)	$(1.76)
Lease Operating Expense (per Mcfe)
Lifting costs	$0.74	$0.76
Production tax and other costs	$0.48	$0.54
Gross margin (per Mcfe)	$3.84	$2.78
Depreciation, depletion, amortization and accretion (per Mcfe)	$1.40	$1.21
Segment profit (thousands)	$42,860	$26,868

	Three Months Ended March 31
	2004	2003
Gas Gathering, Marketing and Processing Operations
Throughput Volumes (Mcf per day)
Gathering	15,075	15,514
Processing	25,654	22,768
Gross margin (thousands)	$2,946	$2,839
Gathering (per Mcf throughput)	$0.21	$0.18
Processing (per Mcf throughput)	$1.13	$1.25
Segment profit (thousands)	$2,363	$2,263
Oil Field Management Services
Segment profit (thousands)	$312	$76

Period to Period Comparison

For the Three Months Ended March 31, 2004 and 2003

We reported net income of $19.3 million for the three months ended March 31, 2004, as compared to net income of $8 million for the same period in 2003, an increase of 141%. Total operating revenues increased 25% to $100.4 million in 2004 from $80.1 million in 2003. Operating profit increased 57% to $40.6 million in 2004 from $25.9 million in 2003, and net income before income taxes increased 155% to $31.3 million in 2004 from $12.3 million in 2003. The growth in operating revenues and operating profit was generated across all of our business segments, but especially in our exploration and production segment, principally the result of lower hedging losses in the 2004 period compared to the 2003 period due to the roll-off of older commodity hedging contracts. We recorded $1.9 million in costs associated with early retirement of debt in the 2003 period versus none in the 2004 period due to the redemption of $30 million of our 10% Senior Notes during January 2003. The growth in pretax income was additionally impacted by a 23% reduction in interest expense which declined to $9.7 million in the 2004 period from $12.6 million in the 2003 period, principally due to the redemption of all of our remaining 10% Senior Notes during the year 2003. We recorded a 157% increase in income tax expense to $12 million ($11.6 million of which was deferred) for the three months in 2004 versus $4.7 million for the same period in 2003, due to the increase in pre-tax income. Basic and diluted earnings per share were $0.28 in the 2004 period versus basic and diluted earnings per share of $0.12 in the 2003 period, an increase of 134%. The increase in net income was the primary factor causing the increase in basic and diluted earnings per share. Common shares used in the basic and diluted earnings per share calculation increased by 1% and 3%, respectively, in the 2004 period compared to the 2003 period, principally due to the exercise of employee stock options and warrants and the 66% increase in the average market price of our common stock in the 2004 period compared to the 2003 period, resulting in a higher calculated number of diluted shares outstanding in the 2004 period.

Exploration and Production Operations:

For the three months ended March 31, 2004, we reported oil production of approximately 940 thousand barrels and gas production of approximately 11.9 billion cubic feet, which represents a decrease of 2% in oil produced and an increase of 5% in gas produced from the comparable period in 2003. Our reported equivalent daily rate of production, on a million cubic feet per day basis (Mmcfe per day), increased 1% to 192.4 Mmcfe per day in the 2004 period from 189.6 Mmcfe per day in the 2003 period. Our production was impacted by the sale of non-strategic oil and gas properties which occurred after the Prize acquisition. These non-strategic property sales continued into March 2004. The impact of these property sales on reported production was a decrease of 6.7 Mmcfe per day in the three month period in 2004 compared to the similar period in 2003. Removing the effect of sold properties from both the 2004 and 2003 periods, our daily equivalent production grew 5.2% in the 2004 period compared to the 2003 period. Production for the three months of 2004 was also impacted by start-up delays, mechanical problems, and weather down time, primarily in our offshore Gulf of Mexico region. We estimate that the total production lost to these causes was approximately 15.2 Mmcfe per day (14.9 Mmcfe per day offshore). Of the total, 7.5 Mmcfe per day was due to production start-up delays, 5.9 Mmcfe per day was due to mechanical problems, and 1.8 Mmcfe per day was due to weather down time. We expect that most of the 15.2 Mmcfe per day will be restored to production sometime during the second quarter of 2004.

Oil revenues increased 8% to $28.3 million in the first quarter of 2004 compared to $26.2 million for the same period in 2003. The oil price received, after hedging effects, was $30.06 per Bbl in the 2004 period compared to $27.39 per Bbl in the 2003 period, an increase of 10%. The price received for oil before the effect of hedging was $33.59 per Bbl in the 2004 period versus $32.46 per Bbl in the 2003 period, an increase of 3%. Gas revenues increased 39% to $60.3 million in the first quarter of 2004 versus $43.4 million for the same period in 2003. The gas price received, after hedging effects, was $5.08 per Mcf in the 2004 period compared to $3.83 per Mcf for the same period in 2003, an increase of 33%. The price received for gas before the effect of hedging was $5.37 per Mcf in the 2004 period versus $6.05 per Mcf in the 2003 period, a decline of 11%. We realized a $6.8 million loss from hedging activities in the 2004 period versus a loss of $30 million in the 2003 period, an improvement of $23.2 million, due to the expiration of older commodity hedging contracts. The hedge loss per equivalent unit produced was $0.39 per Mcfe in the 2004 period versus $1.76 per Mcfe in the 2003 period, a decline of 78% in the realized loss. The price received per equivalent unit produced before the effect of hedging was $5.45 per Mcfe in the 2004 period versus $5.84 in the 2003 period, a decline of 7%, primarily due to the decline in the pre-hedge price received for natural gas. Total oil and gas revenues increased 28% to $88.8 million in 2004 from $69.6 million in 2003. The increase in oil and gas revenues is attributable to the $23.2 million decrease in hedge losses in the 2004 period versus the 2003 period, offset by the 7% decline in the pre-hedge price received per equivalent unit produced.

From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices, which provides a base level of cash flow to fund capital expenditures. During the 2004 period, hedging decreased the average price we received for oil by $3.53 per Bbl and decreased the average price we received for gas by $0.29 per Mcf. During the first quarter of 2004, we had approximately 85 Mmcf/day of gas hedged through cost-less collars with a weighted average floor price of $3.76 per Mmbtu and a weighted average ceiling price of $5.78 per Mmbtu. Approximately 65% of first quarter 2004 natural gas production was hedged. On the crude side, we had approximately 8,500 Bbls/day hedged through cost-less collars with a weighted average floor price of $24.71 per Bbl and a weighted average ceiling price of $31.02 per Bbl. Approximately 82% of first quarter 2004 crude oil production was hedged. For the remainder of 2004, we have approximately 85 Mmcf/day hedged through cost-less collars with a weighted average floor price of $3.76 per Mmbtu and a weighted average ceiling price of $5.78 per Mmbtu. In addition, for the remainder of 2004, we have approximately 5,000 Bbls/day of crude oil production hedged through cost-less collars with a weighted average floor price of $23.40 per Bbl and a weighted average ceiling price of $29.20 per Bbl.

Lease operating expense consists of lifting costs and production taxes and other costs. For the 2004 period, lifting costs were $13 million versus $12.9 million in the 2003 period, an increase of 1%. Production taxes and other costs declined 9% to $8.4 million in the 2004 period from $9.2 million in the 2003 period. The increase in lifting costs was primarily attributable to higher production levels in the 2004 period compared to the 2003 period. For the 2004 period, lifting costs, on a unit of production basis, were $0.74 per Mcfe as compared to $0.76 per Mcfe in the 2003 period, a decrease of 3%. Production taxes and other costs were $0.48 per Mcfe produced in the 2004 period compared to $0.54 per Mcfe produced in the 2003 period, a decrease of 11%. The decrease in production taxes per Mcfe produced was caused by the decrease in natural gas prices received before hedging effects during the 2004 period compared to the 2003 period as well as by the recovery of production taxes on certain gas wells qualifying for lower tax rates in the State of Texas.

Our gross margin realized from exploration and production operations (oil and gas revenues less lease operating expenses) for the 2004 period was $67.4 million, or $3.84 per Mcfe, compared to $47.5 million, or $2.78 per Mcfe in the 2003 period, an increase of 38% on a per unit of production basis, as a result of a 24% increase in hedge adjusted revenue per Mcfe produced and 6% decrease in lease operating expense per Mcfe produced.

Depreciation, depletion, amortization and accretion of oil and gas properties was $24.6 million in the 2004 period versus $20.6 million in the 2003 period, an increase of 19%. The 2004 period included accretion expense related to asset retirement obligations of $698 thousand ($0.04 per Mcfe) compared to $639 thousand ($0.04 per Mcfe) in the 2003 period. On a unit of production basis, depreciation and depletion expense (excluding accretion expense) was $1.36 per Mcfe produced in the 2004 period versus $1.17 per Mcfe produced in the 2003 period. This 17% increase in the equivalent unit cost per Mcfe produced was due primarily to an increase in development costs and shorter reserve life properties associated with our activities in the Gulf of Mexico.

Segment profit for exploration and production operations was $42.9 million for the three months ended March 31, 2004, versus $26.9 million for the same period in 2003, an increase of 60%, principally due to higher realized crude oil and natural gas prices and lower lease operating expenses, partially offset by higher depreciation, depletion, amortization and accretion expense.

Gathering, Marketing and Processing Operations:

For the three months ended March 31, 2004, our gas gathering system throughput was 15.1 Mmcf/day versus 15.5 Mmcf/day for the same period in 2003, a decrease of 3%, due to normal production declines. Gas processing throughput was 25.7 Mmcf/day in 2004 versus 22.8 Mmcf/day in 2003, an increase of 13%, due primarily to the partial shutdown of one processing plant for most of one month in the 2003 period for scheduled maintenance on a products pipeline.

Revenues from gas gathering, marketing and processing increased 2% to $9.5 million in the 2004 period versus $9.4 million in the 2003 period. Operating costs for the gas gathering, marketing and processing segment were essentially flat at $6.6 million in the 2004 period and $6.5 million in the 2003 period. The revenue increase was the result of higher natural gas liquids prices and the effect of the processing plant shutdown in 2003.

The gross margin realized from gas gathering, marketing and processing for the 2004 period was $2.9 million versus $2.8 million in the 2003 period, an increase of 4%. The gas gathering margin was $0.21 per Mcf gathered in 2004 versus $0.18 per Mcf in 2003 due to higher gathering fees. The gas processing margin was $1.13 per Mcf in 2004 compared to $1.25 per Mcf in 2003.

Depreciation expense for gas gathering, marketing and processing operations was basically unchanged for the 2004 period at $583 thousand versus $576 thousand for the same period in 2003.

Segment profit for gas gathering, marketing and processing operations was $2.4 million in the 2004 period versus $2.3 million for the 2003 period, an increase of 4%, principally due to higher processing throughput.

Oil Field Management Services Operations:

Revenues from oil field management services increased 89% to $2.0 million in the first quarter of 2004 versus $1.1 million in the first quarter of 2003. Approximately $893 thousand of this increase is due to three months’ worth of revenues generated by our majority-owned subsidiary, Metrix Networks, Inc. (“Metrix”). We purchased an 80% controlling interest in this entity during December 2003. Prior to this purchase, we included our approximately 32% share of their profits in the equity in earnings of affiliate section of our income statement. We also received revenues of approximately $188 thousand from equipment rental fees charged to outside owners under a new program in which Gruy purchases completion equipment to be used on multiple projects and charges rental fees to the owners. These increases were partially offset by lower management fees earned under our partnership agreements in 2004.

Operating costs increased 68% to $1.4 million in 2004 from $857 thousand in 2003, again primarily due to the Metrix purchase.

The gross margin for this segment in 2004 was $595 thousand versus $222 thousand in 2003, an increase of 168%, due to increased revenues.

Depreciation expense was $283 thousand in the 2004 period versus $146 thousand in the 2003 period, an increase of 94%, due to capital additions.

Segment profit was $312 thousand for the three months in 2004 versus $76 thousand for the same period in 2003.

Other Income and Expenses:

Total depreciation, depletion, amortization and accretion expense was $25.5 million in the 2004 period versus $21.5 million in the 2003 period, an increase of 18%. This is primarily the result of the increased depletion and accretion rates in our exploration and production segment.

General and administrative expense for the 2004 period increased 59% to $5.1 million from $3.2 million in the 2003 period. The principal reasons for this increase were a $1.2 million increase in incentive compensation expenses and $651 thousand of expenses due to Metrix recorded in the 2004 period. We elected to begin expensing of stock compensation in June 2003. We recorded no equity in earnings of affiliate in the 2004 period versus earnings of $288 thousand in the 2003 period due to the sale of our interest in NGTS and the acquisition of a majority interest in Metrix. Other income was $222 thousand for the 2004 period versus $118 thousand in the 2003 period, caused by an increase in interest income. The company recognized a $94 thousand gain in other non-cash hedging adjustments in the 2004 period versus a $369 thousand gain in the 2003 period. In the 2004 period, $198 thousand of the hedging gain relates to the amortization of commodity hedge assets acquired in the Prize merger, while a loss of $104 thousand was due to recording hedge ineffectiveness.

We incurred costs associated with the early retirement of debt of $1.9 million in the three months of 2003 versus none in the same period of 2004. The 2003 period costs were associated with the redemption of $30 million in principal of our 10% Senior Notes in January 2003.

Interest expense was $9.7 million for the 2004 period versus $12.6 million for the 2003 period, principally the result of the redemption in 2003 of our 10% Senior Notes, partially offset by interest on our Convertible Notes issued in December 2003, which have a floating interest rate based on three-month LIBOR, initially set at 1.17% and currently set at 1.11%. Our weighted average interest rate paid under our Senior Bank Credit Facility (“Facility”) was 3.3% in the 2004 period versus 3.4% in the 2003 period. Our overall effective interest rate (excluding costs associated with the early retirement of debt) was 6.5% in the 2004 period versus 8.6% in the 2003 period.

The effective tax rate was 38.4% for the three months ended March 31, 2004 and 2003. The variance from the statutory rate of 35% was primarily due to state income taxes.

Liquidity and Capital Resources

CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the three months ended March 31, 2004 increased $20.4 million to $58.2 million, from $37.8 million for the same period during 2003. The main driver of this increase was our substantial increase in net income. Please refer to our period to period comparisons in the above sections for an analysis of this increase by operating segment.

Our net working capital position at March 31, 2004, was a deficit of $23.7 million. On that date, we had $102.5 million available to be drawn under our $255 million Facility. A large factor in our working capital deficit at March 31, 2004 is our current derivative liability of $27.2 million, partially offset by current deferred tax assets of $10.3 million, which we have recorded on our hedged positions for the next twelve months due to continued increases in commodities prices over our hedged ceiling prices. If actual commodities prices realized remain higher than our hedged ceiling prices on these positions, our resulting higher cash proceeds received on our production will offset any actual amounts paid out related to these liabilities.

INVESTING ACTIVITIES. Net cash used in investing activities was $59.2 million in the 2004 three month period. We made capital expenditures of $59.7 million under our capital budget during 2004. Our capital expenditures are discussed in further detail below. For 2004, we also received proceeds from the sales of property and equipment of $528 thousand, net of certain purchase price adjustments related to both 2003 and 2004 divestitures.

In the 2003 three month period, net cash used in investing activities was $36.3 million. We made cash expenditures of $35.9 million under our capital budget during 2003. Additionally during 2003, we made an investment of $600 thousand to an affiliate, received proceeds from sale of assets of $106 thousand, paid out $487 thousand in revenues received on properties sold during 2002, and received distributions from an affiliate of $600 thousand.

FINANCING ACTIVITIES. Net cash used in financing activities was $11.1 million for the three month period ending March 31, 2004. We borrowed a total of $26.5 million, and we repaid borrowings of $42.0 million. We paid $106 thousand in fees related to our Facility and received net proceeds from the issuance of common stock pursuant to our employee stock option plans of $4.5 million.

Net cash used by financing activities was $1.0 million for the three month period in 2003. We borrowed a total of $104.1 million during the period, and repaid borrowings of $67.8 million. We paid $29.1 million to redeem $30.0 million in principal of our 10% Senior Notes, at a price of 105% of par. The $31.5 million paid to redeem the Notes was reduced by approximately $2.4 million in redeemed Notes which were held by a wholly-owned subsidiary. We also loaned our KSOP $660 thousand to purchase shares of our common stock and paid $7.1 million to purchase an additional 1.3 million shares of treasury stock. We also spent $318 thousand to purchase stock for our deferred compensation plan.

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

At March 31, 2004, we had $102.5 million available under our Facility which had a borrowing base of $255 million.

We have a Facility which provides for total borrowings of $500 million, on which our borrowing base was limited to $255 million at March 31, 2004. The level of the borrowing base is dependent on the valuation of the assets pledged, which are primarily oil and gas reserve values.

On April 30, 2004 we amended our Facility to receive a more favorable rate structure and to increase the borrowing base by $20 million, up to $275 million. We also extended the expiration date of the Facility by one year, resulting in a new maturity date of May 2, 2007.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding senior bank debt exceeds the redetermined borrowing base, the company must repay the excess. As a result of the redetermination completed on April 30, 2004, our borrowing base has been increased by $20 million. The next redetermination date will have an effective date of June 30, 2004 and will have a completion date of no later than November 10, 2004.

Our internally generated cash flow, results of operations, and financing for our operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, our earnings and cash flows may be adversely affected regardless of our commodity hedging activities. We believe that our cash flow from operations, existing working capital, and availability under our Facility will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2004.

CAPITAL EXPENDITURES. During the three month period in 2004, our total capital expenditures were $59.7 million. Exploration activities accounted for $24.5 million, development activities accounted for $31.2 million, unproved property acquisitions accounted for $3.5 million, proved property acquisitions accounted for $343 thousand, and additions to other assets accounted for $171 thousand of the capital expenditures. We participated in the drilling of 37 wells during the 2004 period, of which 34 were deemed commercial, for a 92% overall success rate. Of the 37 wells drilled, 7 were exploratory wells, of which 5 were successful, and 30 were development wells, 29 of which were successful. As of March 31, 2004, we had total unproved oil and gas property costs of $100.4 million.

Our Board of Directors approved a capital budget of up to $185 million for calendar year 2004. We are not contractually obligated to proceed with any of our material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within our control or ability to forecast, including drilling results, oilfield service costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations. We anticipate that this budget will be funded by our cash flow from operations as well as utilization of our Facility. In the normal course of business, we review opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with our growth strategy, bids or offers in amounts and with terms acceptable to us may be submitted. It is uncertain whether any such bids or offers which may be submitted by us from time to time, will be acceptable to the sellers. In the event of a future significant acquisition, utilizing cash, we may require additional financing in connection therewith.

RECENT TRENDS. The following is a discussion of recent trends we consider important and our assessment of the impact of these trends on our business plan.

Commodity prices. Since mid-year 2002, crude oil and natural gas commodity prices have significantly increased. We believe that natural gas prices (NYMEX index) will average between $4.00 and $6.50 per Mcf over the foreseeable future. We have based our 2004 capital and operating budgets on prices of approximately $5.40 per Mcf. Crude oil prices have recently increased significantly, but in our view are much more variable due to worldwide political and economic factors. For 2004 budgeting purposes, we have assumed crude prices will average approximately $32.00 per Bbl (NYMEX index). Our production mix is largely natural gas, and therefore our gross margins are largely driven by natural gas prices.

Interest rates. We have experienced an unusually low interest rate environment for the past several years. We expect interest rates to increase moderately over the next several years. The interest rate on approximately one-half of our present debt is fixed at 9.6% per annum through 2012.

Depreciation, depletion, amortization and accretion (DD&A). Our exploration and production segment DD&A rate has increased an annual average of 13% per year since 1999. This increase is attributable to our increased capital expenditures in the offshore Gulf of Mexico region, where our finding and development costs per unit are higher than our average finding and development costs per unit have been historically onshore. We expect to continue to spend a significant percentage of our total capital expenditures budget on offshore Gulf of Mexico projects. Assuming similar results in our drilling activities and reserve recognition to what we have been achieving, we would expect our DD&A rate to continue to increase.

Management’s assessment of the impact of these trends on our business plan. We have concentrated our capital budget in areas where we expect to realize the highest financial benefits, including rate of return. As such, we have dedicated significant portions of our capital expenditure budget to the offshore Gulf of Mexico region and onshore in the Southeast New Mexico area over the past several years.

We have significant exploration, development and exploitation opportunities both onshore and offshore. Management continues to monitor commodity prices, finding and development costs and interest rates, among other factors, to determine both the total dollars to be spent and the allocation of these dollars among alternative projects within the capital budget. Even if DD&A rates and interest rates continue to increase, if commodity price increases offset these expenses, then we would expect to continue our current business plan. We believe we have significant flexibility in the management of our cash flows.

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

Hedging

We were obligated to eleven crude oil derivatives and thirteen natural gas derivatives on March 31, 2004. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset for the effective part of the hedge to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

At March 31, 2004, the fair value of the company’s derivatives were as follows (in thousands):

Derivative Liabilities
Natural gas collars	$24,668
Crude oil collars	7,449

Total derivative liabilities	$32,117

Of the $32.1 million derivative liability, $27.1 million is classified as a current liability on our condensed consolidated balance sheet at March 31, 2004.

For the three month period ended March 31, 2004, the statement of operations includes a non-cash hedging adjustment gain of $94 thousand, made up of a hedging ineffectiveness loss of $104 thousand related to the crude oil and natural gas derivatives and a non-cash gain of $198 thousand related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amount relating to hedge contracts acquired in the Prize merger that will be reclassified into the operations statement in 2004 is a $594 thousand gain. It is estimated at this time that $16.2 million, net of income tax, of other comprehensive loss will be reclassified into the income statement during the next 12 months.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) is currently evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We did not change or reclassify contractual mineral rights included in proved and unproved oil and gas properties on our balance sheet upon adoption of SFAS No. 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets. If it is determined that reclassification is necessary, we would have reduced our proven properties by $408.1 million, decreased unproved properties by $94.4 million and reported intangible mineral rights related to proved properties of $408.1 million and intangible mineral rights related to unproved properties of $94.4 million at December 31, 2003. At March 31, 2004, we would have reduced our proven properties by $428.7 million, reduced our unproved properties by $77.6 million, and reported intangible mineral rights related to proved properties of $428.7 million and intangible mineral rights related to unproved properties of $77.6 million. These reclassifications represent the cost of acquiring proved and unproved mineral use rights from the effective date of June 30, 2001. The provisions of SFAS No. 141 and SFAS No. 142 impact only the balance sheet and any associated footnote disclosures. Any reclassifications potentially required would not impact our cash flows or results of operations.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

Our operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Commodity Price Hedging Contracts. We produce, purchase, and sell crude oil, natural gas, condensate, and natural gas liquids. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces and conditions. We have previously engaged in oil and gas hedging activities and intend to continue to consider various hedging arrangements to realize commodity prices that we consider favorable. The company engages in hedging contracts for a portion of its oil and gas production through various contracts (“Hedging Agreements”). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

The Hedging Agreements provide for separate contracts tied to the New York Mercantile Exchange (“NYMEX”) light sweet crude oil and Henry Hub natural gas, and the Inside FERC natural gas index price posting (“Index”). We have combined option contracts that have agreed upon price floors and ceilings (“Costless collars”). To the extent the Index price exceeds the contract ceiling, we pay the spread between the ceiling and the Index price applied to the related contract volumes. To the extent the contract floor exceeds the Index, we receive the spread between the contract floor and the Index price applied to the related contract volumes.

To the extent we receive the spread between the contract price and the Index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to our results of operations as a result of nonperformance by such parties.

The following is a summary of the company’s open commodity hedge contracts as of March 31, 2004:

Commodity	Type	Volume/Day	Duration	Weighted Average Price
Natural Gas	Collar	85,000 MMBTU	Apr 04 - Dec 04	$3.76 - $5.78
Natural Gas	Collar	50,000 MMBTU	Jan 05 - Dec 05	$4.05 - $6.32
Crude Oil	Collar	7,000 BBL	Apr 04 - Jun 04	$23.57 - $30.16
Crude Oil	Collar	4,000 BBL	Jul 04 - Dec 04	$23.25 - $28.36

Based on future market prices at March 31, 2004, the fair value of open commodity hedging contracts was a liability of $32.1 million. If future market prices were to increase 10% from those in effect at March 31, 2004, the fair value of open contracts would be a liability of $52.8 million. If future market prices were to decline 10% from those in effect at March 31, 2004, the fair value of the open contracts would be a liability of $14.2 million.

At inception, due to Company policy, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil forecasted current (18 months) commodity production. For non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for natural gas and crude oil may not exceed 75% of forecasted production for each product. Unhedged portions of our natural gas and crude oil production will be subject to market price fluctuations.

Fixed and Variable Rate Debt. The company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the company to market risk related to changes in interest rates.

The following table presents the carrying and fair value of the company's debt along with average interest rates as of March 31, 2004. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes and the Convertible Notes, which are valued at their last traded value before March 31, 2004.

Expected Maturity Dates	2004	2005-7	2012	2023	Total	Fair Value
(in thousands of dollars)
Variable Rate Debt:
Facility (a)	$--	$150,000	$--	$--	$150,000	$150,000
Convertible Notes (b)	--	--	--	125,000	125,000	140,625
Capital Leases (c)	1,512	5,487	--	--	6,999	6,999
Fixed Rate Debt:
Senior Notes (d)	$--	$--	$300,000	$--	$300,000	$335,250

(a)     The average interest rate on the Facility is 3.0866%. (b) The average interest rate on the convertible notes is 1.110%. (c) The average interest rate on the two capital leases is 4.4396%. (d) The interest rate on the senior notes due 2012 is a fixed 9.6%.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description of Exhibit
3.1 & 4.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No. 33-30298-D).
3.2 & 4.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990).
3.3 & 4.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190).
3.4 & 4.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453).
3.5 & 4.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
3.6 & 4.6	By-Laws, as Amended (Incorporated by reference to Registration Statement on Form SB-2, File No. 33-66190).
3.7 & 4.7	Amendment to By-Laws (Incorporated by reference to Registration Statement on Form S-4, File No. 333-76774).
3.8 & 4.8	Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997).
3.9 & 4.9	Amendment to Certificate of Designation for 1996 Series A Convertible Preferred Stock (Incorporated by reference to Registration Statement on Form S-3, File No. 333-30453).
4.10	Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File No. 333-82552).
4.11	Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
4.12	Form of 9.6% Senior Note due 2007 (included in Exhibit 4.11).
4.13	Indenture dated December 15, 2003 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
4.14	Form of Floating Rate Convertible Senior Notes due 2023 (included in Exhibit 4.13).
4.15	Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources, Inc. and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated January 7, 1998, filed January 9, 1998).
10.1	Fourth Amended and Restated Credit Agreement dated March 15, 2002, as amended, between Magnum Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
10.2	First Amendment to Fourth Amended and Restated Credit Agreement, dated April 19, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.3	Second Amendment to Fourth Amended and Restated Credit Agreement, dated July 3, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.4	Third Amendment to Fourth Amended and Restated Credit Agreement, dated August 28, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.5	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated September 6, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.6	Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated November 20, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.7	Waiver and Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated May 2, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.8	Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated August 8, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.9	Waiver and Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated October 31, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.10	Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated December 10, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.11*	Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated April 30, 2004 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.12†	Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999, filed March 30, 2000).
10.13 †	Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999, filed March 30, 2000).
10.14 †	Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002)
10.15 †	Employment Agreement for R. Douglas Cronk (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.16 †	Employment Agreement for Charles Erwin (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.17*†	Employment Agreement for Morgan F. Johnston (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.18	Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form 8-K, dated April 30, 1997, filed May 12, 1997).
10.19	Purchase and Sale Agreement dated November 25, 1998, between Magnum Hunter Production, Inc. and Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998, filed April 14, 1999).
10.20	Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000, filed November 3j0, 2000).
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K for the period ended December 31, 2001.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Gary C. Evans
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Chris Tong
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Gary C. Evans
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Chris Tong

* Filed herewith

(a)     Reports on Form 8-K

     (1)     Report on Form 8-K filed January 9, 2004 reporting Items 5 and 7.

     (2)     Report on Form 8-K filed March 4, 2004 reporting Items 12 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.

By /s/ Gary C. Evans	May 6, 2004
Gary C. Evans Chairman, President and Chief Executive Officer

By /s/ Chris Tong	May 6, 2004
Chris Tong Senior Vice President and Chief Financial Officer

By /s/ Morgan F. Johnston	May 6, 2004
Morgan F. Johnston Senior Vice President, General Counsel and Secretary

By /s/ David S. Krueger	May 6, 2004
David S. Krueger Senior Vice President and Chief Accounting Officer