Form 10-Q
period 2004-06-30
MAGNUM HUNTER RESOURCES INC
filed 2004-08-05
CIK 854271

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

(Mark one)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from .......... to ..........

Commission File Number .......... 1-12508

MAGNUM HUNTER RESOURCES, INC.
Exact name of registrant as specified in its charter

Nevada	87-0462881
State or other jurisdiction of incorporation or organization	IRS employer identification No.

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
Yes [ X ] No [     ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 23, 2004: 86,755,682.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets

Cash and cash equivalents	$13,941	$18,693
Accounts receivable - trade, net of allowance of $4,348 and $4,331
respectively	59,106	46,716
Deferred income taxes, current	9,998	8,263
Deposits	1,113	2,713
Land held for sale	6,067	7,563
Prepaid drilling costs	7,220	8,770
Other current assets	12,638	7,619

Total Current Assets	110,083	100,337
Property, Plant, and Equipment
Oil and gas properties, full cost method
Unproved	101,660	110,467
Proved	1,426,591	1,292,388
Gas processing plants and pipelines	34,416	34,149
Other property	9,643	7,805

Total Property, Plant and Equipment	1,572,310	1,444,809
Accumulated depreciation, depletion, amortization and impairment	(400,558)	(348,926)

Net Property, Plant and Equipment	1,171,752	1,095,883

Other Assets
Deferred financing costs and other	14,305	13,205
Acquisition escrow	12,000	--
Goodwill	56,467	56,467

Total Assets	$1,364,607	$1,265,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Trade payables and other current liabilities	$16,218	$19,950
Accrued interest	8,682	8,909
Other accrued liabilities	40,190	28,873
Revenues payable	8,102	7,860
Suspended revenue payable	16,425	16,049
Derivative liabilities, current	26,975	21,853
Current maturities of long-term debt	3,103	2,009

Total Current Liabilities	119,695	105,503
Long-Term Liabilities
Long-term debt, less current maturities	458,395	595,503
Asset retirement obligations	35,768	32,489
Derivative liabilities, non-current	6,072	1,198
Deferred income taxes payable	162,182	141,000
Other non-current liabilities	432	523
Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000
designated as Series A; 80,000 issued and outstanding, liquidation amount $0	1	1
Common Stock - $.002 par value; 200,000,000 shares authorized,
88,402,746 and 71,977,759 shares issued, respectively	177	144
Additional paid-in capital	584,915	429,446
Accumulated other comprehensive loss	(19,183)	(13,576)
Retained earnings	47,495	5,003
Common stock in deferred compensation plan, at cost (34,416 shares)	(192)	(192)
Unearned common stock in KSOP, at cost (1,012,203 shares)	(6,110)	(6,110)

	607,103	414,716
Treasury stock, at cost (3,942,294 shares)	(25,040)	(25,040)

Total Stockholders' Equity	582,063	389,676

Total Liabilities and Stockholders' Equity	$1,364,607	$1,265,892

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Oil and gas sales	$97,913	$68,470	$186,730	$138,060
Gas gathering, marketing and processing	10,310	9,055	19,836	18,440
Oil field services	1,813	913	3,848	1,992

Total Operating Revenues	110,036	78,438	210,414	158,492

Operating Costs and Expenses:
Oil and gas production lifting costs	15,130	13,498	28,158	26,446
Production taxes and other costs	9,583	7,930	17,948	17,107
Gas gathering, marketing and processing	7,338	6,882	13,918	13,428
Oil field services	904	593	2,344	1,450
Depreciation, depletion, amortization and accretion	27,645	24,978	53,125	46,502
Loss (Gain) on sale of assets	50	(46)	(148)	(140)
General and administrative	4,423	3,159	9,498	6,341

Total Operating Costs and Expenses	65,073	56,994	124,843	111,134

Operating Profit	44,963	21,444	85,571	47,358
Equity in losses of affiliate	--	(525)	--	(237)
Other income	2,004	260	2,226	378
Costs associated with early retirement of debt	--	(2,211)	--	(4,066)
Non-cash hedging adjustments	370	167	464	536
Interest expense	(9,659)	(12,384)	(19,316)	(24,962)

Income Before Income Tax	37,678	6,751	68,945	19,007
Provision for income tax expense
Current	(395)	--	(772)	--
Deferred	(14,053)	(2,581)	(25,681)	(7,246)

Total Provision for Income Tax Expense	(14,448)	(2,581)	(26,453)	(7,246)

Income Before Cumulative Effect of a Change in Accounting Principle	23,230	4,170	42,492	11,761
Cumulative effect of a change in accounting principle,
net of income tax expense of $244	--	--	--	399

Net Income	$23,230	$4,170	$42,492	$12,160

Income per Common Share - Basic
Income before cumulative effect of a change in accounting principle	$0.34	$0.06	$0.62	$0.17
Cumulative effect of a change in accounting principle .	--	--	--	0.01

Income per Common Share - Basic	$0.34	$0.06	$0.62	$0.18

Income per Common Share - Diluted
Income before cumulative effect of a change in accounting principle	$0.33	$0.06	$0.61	$0.17
Cumulative effect of a change in accounting principle	--	--	--	0.01

Income per Common Share - Diluted	$0.33	$0.06	$0.61	$0.18

Common Shares Used in Per Share Calculation
Basic	68,515,992	65,937,569	68,098,785	66,321,403

Diluted	70,335,105	66,894,623	69,857,798	67,114,375

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Deferred Compensation	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance at December 31, 2003	$1	$144	$(25,040)	$429,446	$5,003	$(192)	$(6,110)	$(13,576)	$389,676
Issuance of 1,425 shares of common stock pursuant to
employee stock option plan		3		6,171					6,174
Deferred tax benefit on exercise of employee stock
options				2,072					2,072
Stock compensation				59					59
Issuance of 15,000 shares of common stock pursuant to
public offering		30		147,167					147,197
Net Income					42,492				42,492	$42,492
Reclassification adjustment related to derivative
contracts, net of income tax expense of $6,580								10,793	10,793	10,793
Change in fair value of outstanding hedge positions, net
of income tax benefit of $9,848								(16,154)	(16,154)	(16,154)
Amortization of purchased hedge positions, net of income
tax benefit of $150								(246)	(246)	(246)

Balance at June 30, 2004	$1	$177	$(25,040)	$584,915	$47,495	$(192)	$(6,110)	$(19,183)	$582,063	$36,885

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$42,492	$12,160
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of a change in accounting principle	--	(399)
Depreciation, depletion, amortization and accretion	53,125	46,502
Amortization of deferred financing costs	1,306	1,203
Costs associated with early retirement of debt	--	4,066
Deferred income taxes	25,681	7,246
Equity in losses of unconsolidated affiliate	--	237
Gain on sale of assets	(148)	(140)
Minority interest in consolidated subsidiary	(90)	--
Non-cash hedging adjustments	(464)	(536)
Stock compensation	59	433
Changes in certain assets and liabilities:
Accounts receivable	(12,390)	(5,194)
Deposits and other current assets	(1,543)	6,281
Accounts payable and accrued liabilities	7,146	21,737
(Payment) refund of income taxes	(1,260)	7,823

Net Cash Provided by Operating Activities	113,914	101,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of purchase price adjustments	458	8,969
Additions to property and equipment	(124,247)	(97,328)
Deposit of funds into escrow for pending acquisition of properties	(12,000)	--
(Increase) decrease in other assets	(104)	29
Payment received on note receivable	250	--
Distribution from unconsolidated affiliate	--	900
Investment in unconsolidated affiliate	--	(600)

Net Cash Used in Investing Activities	(135,643)	(88,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	70,500	248,575
Redemption of notes payable	--	(76,897)
Fees paid related to financing activities	(380)	(450)
Payments of principal on debt and production payment	(206,514)	(167,609)
Increase in notes receivable from affiliate	--	(225)
Loan made to KSOP	--	(2,711)
Proceeds from issuance of common stock	6,174	75
Proceeds from public offering of common stock	147,197	--
Purchase of common stock for deferred compensation plan	--	(295)
Purchase of treasury stock	--	(7,413)
Increase in restricted cash for payment of notes payable	--	(262)

Net Cash Provided by (Used in) Financing Activities	16,977	(7,212)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,752)	6,177
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,693	3,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,941	$9,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,602	$27,399

Cash paid (refunded) for income taxes	1,260	(7,823)

Non-cash accruals for employee incentives	$2,630	$560

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2004

NOTE 1 — MANAGEMENT’S REPRESENTATION

In this quarterly report on Form 10-Q, the words “Magnum Hunter,” “company,” “we,” “our,” and “us” refer to Magnum Hunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of Magnum Hunter Resources, Inc. and subsidiaries as of June 30, 2004, the condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2003, the condensed consolidated statement of stockholders’ equity and comprehensive income for the six months ended June 30, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited. The December 31, 2003 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2004, and the results of operations for the three- and six-month periods, changes in stockholders’ equity for the six months ended June 30, 2004, and comprehensive income and cash flows for the six-month periods ended June 30, 2004 and 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 annual report and in our Form 10-K. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the operating results that will occur for the full year.

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
For the Six Months Ended June 30, 2004

is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets.

FASB has recently issued proposed FASB Staff Position (“FSP”) No. 142-b, “Application of FASB Statement 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities,” which supports our current accounting treatment of mineral rights. This FSP is expected to be finalized and issued later this year.

FASB issued FSP FAS 129-1, “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure,” in April 2004. This FSP provides additional guidance on the disclosure requirements of contingently convertible securities. We have made the required disclosures related to the terms of our Convertible Notes in our Annual Report on Form 10-K and have provided explanations in Note 6 of this Form 10-Q about the dilutive effects of these notes on our EPS.

FASB’s Emerging Issues Task Force (“EITF”) has recently issued a Draft EITF Abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This guidance would require companies to include the dilutive effect of convertible debt securities in diluted earnings per share regardless of whether or not the contingent conversion features have been triggered. Adoption of this guidance would not have an impact on any of our reported earnings per share because our stock price has not exceeded the conversion price of our Convertible Notes. The comment period for this draft ends in September 2004, and, if approved by FASB, would be effective for reporting periods ending after December 15, 2004.

NOTE 3 – STOCK-BASED COMPENSATION

Beginning June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123.” The fair value of each option granted after December 31, 2002 is estimated on the grant date, using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2004, we recorded pre-tax stock compensation expense of $18 thousand and $59 thousand, respectively, which is reflected in our general and administrative expenses. We recorded $433 thousand of pre-tax stock compensation expense for the three and six months ended June 30, 2003. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date.

If we had recorded stock option expense under the fair value provisions of SFAS No. 123 for all prior and current grants, our net income and EPS would have been as shown in the below pro forma tables (in thousands):

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$23,230	$4,170	$42,492	$12,160

Total stock-based employee compensation
expense included in reported net
income, net of income taxes of $7, $164, $22
and $164	11	269	37	269

Deduct: Total stock-based employee
compensation determined under fair
value-based method for all awards, net of
income taxes of $412, $605, $850 and $1,014	(676)	(992)	(1,394)	(1,663)

Pro forma net income	$22,565	$3,447	$41,135	$10,766

Earnings per share:
Basic - as reported	$0.34	$0.06	$0.62	$0.18

Basic - pro forma	$0.33	$0.05	$0.60	$0.16

Diluted - as reported	$0.33	$0.06	$0.61	$0.18

Diluted - pro forma	$0.32	$0.05	$0.59	$0.16

Exposure Draft No. 1102-100, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” which was issued by the FASB on March 31, 2004, may impact our future accounting for stock-based compensation. If we are required to adopt this amendment in its current form, we would be required to discontinue the prospective method of expensing stock options which we currently follow. Under this proposed literature, we would be required to expense all unvested grants issued prior to January 1, 2003, which would result in higher compensation costs.

NOTE 4 — GOODWILL

In June 2001, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued to be effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill is no longer amortized, but is subject to annual impairment tests. We completed our annual test as of December 31, 2003 and found no impairment. There were no changes to the carrying value of goodwill during the six months ended June 30, 2004.

Our goodwill results from our merger with Prize Energy Corp. (“Prize”), which was completed on March 15, 2002, and the purchase price allocation was finalized as of June 30, 2003. The goodwill has been fully allocated to our Exploration and Production segment.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include plugging, abandonment, decommission and remediation costs, which are included in developed oil and gas properties, production and distribution facilities and natural gas processing plants.

The following is a reconciliation of the asset retirement obligation liability at June 30, 2004 (in thousands):

Balance at January 1, 2004	$32,489
Liabilities incurred	2,033
Liabilities settled	(356)
Liabilities sold	(45)
Accretion expense	1,425
Change in retirement cost estimates	222

Balance at June 30, 2004	$35,768

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

NOTE 6 — EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands, except for per share amounts):

	Three Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common
stockholders	$23,230	68,516	$0.34	$4,170	65,938	$0.06

Effect of Dilutive Securities
Warrants		--			--
Options		1,819			957

Diluted EPS
Income available to common
stockholders and assumed conversions	$23,230	70,335	$0.33	$4,170	66,895	$0.06

	Six Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common
stockholders	$42,492	68,099	$0.62	$12,160	66,321	$0.18

Effect of Dilutive Securities
Warrants		--			--
Options		1,759			793

Diluted EPS
Income available to common
stockholders and assumed conversions	$42,492	69,858	$0.61	$12,160	67,114	$0.18

At June 30, 2004, warrants representing 7,228,457 shares of common stock and options representing 5,297,077 shares of common stock were outstanding. At June 30, 2003, warrants representing 7,873,206 shares of common stock and options representing 6,918,333 shares of common stock were outstanding. For the three- and six-month periods ended June 30, 2004, 7,228,457 shares of common stock representing warrants, and 25,000 shares and 35,000 shares of common stock representing options, respectively, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of our common stock for these periods. For the three- and six-month periods ended June 30, 2003, 7,873,206 shares of common stock representing warrants and 3,108,300 shares and 3,119,200 shares of common stock representing options, respectively, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of our common stock for these periods. There was no dilutive effect from our Convertible Notes at June 30, 2004, because their conversion price exceeded the average market price of our common stock.

NOTE 7 — DEBT

Notes payable and long-term debt at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

	June 30, 2004	December 31, 2003
Long-Term Debt:
Bank debt under revolving credit agreements, due
May 2, 2007, 2.4% at June 30, 2004	$30,000	$165,000
Capital lease obligations	6,498	7,500
9.6% Senior unsecured notes, due March 15, 2012	300,000	300,000
Floating rate convertible senior notes, due December 15,
2023, 1.52% at June 30, 2004	125,000	125,000
Production payment liability, non-recourse	--	12

	461,498	597,512
Less: Current portion of capital lease obligations	3,103	2,009

Total Long-Term Debt	$458,395	$595,503

We have a Facility which provides for total borrowings of $500 million, on which our borrowing base was limited to $275 million at June 30, 2004. The level of the borrowing base is dependent on the valuation by the lenders of the assets pledged, which are primarily oil and gas reserves.

On April 30, 2004, we amended our Facility to receive a more favorable rate structure and to increase the borrowing base by $20 million, up to $275 million. We also extended the expiration date of the Facility by one year, resulting in a new maturity date of May 2, 2007.

On July 15, 2004, we amended our Facility to increase the borrowing base to $380 million, an increase of $105 million, and to allow us to use proceeds from our secondary common stock offering to redeem and retire up to $105 million in principal of our 9.6% Senior Notes outstanding. The amendment also increased the borrowing base another $100 million upon consummation of the New Mexico property acquisition (see Note 12). The $105 million increase in the borrowing base may be adjusted downward based on the total principal amount of debt redeemed.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding senior bank debt exceeds the redetermined borrowing base, the company must repay the excess. As a result of the redetermination completed on April 30, 2004, our borrowing base was increased by $20 million. The next redetermination date will have an effective date of June 30, 2004 and will have a completion date of no later than November 10, 2004.

On July 16, 2004, we announced our election to redeem $105 million in principal amount of our outstanding 9.6% Senior Notes at a redemption price of 109.6% of the principal amount, or $115 million plus accrued and unpaid interest of approximately $4.5 million through the redemption date. We are funding this redemption with a portion of the proceeds received from our public offering of common stock as well as the increased borrowing base under our Facility. The redemption will take place on August 27, 2004.

NOTE 8 - HEDGING

We were obligated to eight crude oil derivatives and fourteen natural gas derivatives on June 30, 2004. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset for the effective portion of the hedge to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

At June 30, 2004, the fair value of the company's derivatives were as follows (in thousands):

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

Derivative Assets

Natural gas collars	$623
Natural gas swaps	848

Total derivative assets	$1,471

Derivative Liabilities

Natural gas collars	$25,670
Natural gas swaps	510
Crude oil collars	6,404
Crude oil swaps	463

Total derivative liabilities	$33,047

Net Derivative Liability	$31,576

Of the $1.5 million of derivative assets, $578 thousand is included in other current assets and $893 thousand is included in other assets on our condensed consolidated balance sheet at June 30, 2004.

For the three- and six-month periods ended June 30, 2004, the consolidated statement of income includes non-cash hedging adjustment gains of $370 thousand and $464 thousand, respectively. These gains are comprised of hedge ineffectiveness gains of $172 thousand and $68 thousand, respectively, related to the crude oil and natural gas derivatives as well as non-cash gains of $198 thousand and $396 thousand, respectively, related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amount relating to hedge contracts acquired in the Prize merger that will be reclassified into the consolidated statement of income in 2004 is a $396 thousand gain. It is estimated at this time that $16 million, net of income tax, of other comprehensive loss will be reclassified into the consolidated statement of income during the next 12 months.

On July 12, 2004, we terminated a natural gas collar for 10,000 Mmbtu per day for the period August through December 2004. In closing this contract we realized a $1.3 million loss, which will be recognized in earnings with the underlying forecasted commodity sales transactions for the months August through December 2004. After this contract was terminated, our remaining natural gas production hedged for July through December 2004 decreased to approximately 86.7 Mmcf/day with a weighted average floor price of $4.02 and a weighted average ceiling price of $6.00.

NOTE 9 – SEGMENT DATA

We have three reportable segments. The Exploration and Production segment is engaged in exploratory and developmental drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing, and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas that it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing and operation of producing oil and gas properties for interest owners.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing, and Processing segment includes the activities of the three gathering systems and four natural gas liquids processing plants located in two geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

The accounting policies of the segments are the same as those for the company as a whole. We evaluate performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties — that is, at current market prices.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

Segment data for the periods ended June 30, 2004 and 2003 follows (in thousands):

Three Months Ended June 30, 2004:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$97,913	$10,310	$1,813	$--	$--	$110,036
Intersegment revenues	484	6,427	3,655	--	(10,566)	--
Depreciation, depletion, amortization
and accretion	26,739	587	290	29		27,645
Segment profit (loss)	46,461	2,385	619	(4,502)		44,963
Interest expense				(9,659)		(9,659)
Other income				2,374		2,374

Income before income taxes						$37,678
Provision for income tax expense				(14,448)		(14,448)

Net income						$23,230

Three Months Ended June 30, 2003:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$68,470	$9,055	$913	$--	$--	$78,438
Intersegment revenues	443	5,779	3,371	--	(9,593)	--
Depreciation, depletion, amortization
and accretion	24,101	577	149	151		24,978
Segment profit (loss)	22,941	1,596	171	(3,264)		21,444
Equity in losses of affiliates				(525)		(525)
Interest expense				(12,384)		(12,384)
Costs relating to early retirement of debt				(2,211)		(2,211)
Other income				427		427

Income before income taxes						$6,751
Provision for income tax expense				(2,581)		(2,581)

Net income						$4,170

Six Months Ended June 30, 2004:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from External customers	$186,730	$19,836	$3,848	$--	$--	$210,414
Intersegment revenues	894	12,297	7,183	--	(20,374)	--
Depreciation, depletion, amortization,
and accretion	51,303	1,170	573	79		53,125
Segment profit (loss)	89,321	4,748	931	(9,429)		85,571
Interest expense				(19,316)		(19,316)
Other income				2,690		2,690

Income before income taxes						$68,945
Provision for income tax expense				(26,453)		(26,453)

Net income						$42,492

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

Six Months Ended June 30, 2003:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$138,060	$18,440	$1,992	$--	$--	$158,492
Intersegment revenues	843	12,195	6,856	--	(19,894)	--
Depreciation, depletion, amortization,
and accretion	44,698	1,153	295	356		46,502
Segment profit (loss)	49,809	3,858	247	(6,556)		47,358
Equity in losses of affiliates				(237)		(237)
Interest expense				(24,962)		(24,962)
Costs associated with early retirement
of debt				(4,066)		(4,066)
Other income				914		914

Income before income taxes						$19,007
Provision for income tax expense				(7,246)		(7,246)
Cumulative effect of a change in
accounting principle				399		399

Net income						$12,160

NOTE 10 – CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The company and its wholly-owned subsidiaries, except Canvasback, are direct guarantors of our 9.6% Senior Notes, Convertible Notes and Facility and have fully and unconditionally guaranteed these obligations on a joint and several basis. In addition to not being a guarantor of the company’s 9.6% Senior Notes, Convertible Notes and Facility, Canvasback cannot be included in determining compliance with certain financial covenants under the company’s Facility. We have not included separate financial statements related to the guarantors because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of June 30, 2004 and December 31, 2003, and for the three- and six-month periods ended June 30, 2004 and 2003, was as follows:

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Balance Sheets

As of June 30, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$119,618	$7,651	$(17,186)	$110,083
Property and equipment
(using full cost accounting)	1,165,014	6,738	--	1,171,752
Investment in subsidiaries
(equity method)	18,218	--	(18,218)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	81,772	1,000	--	82,772

Total assets	$1,384,622	$49,516	$(69,531)	$1,364,607

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities	$119,325	$17,556	$(17,186)	$119,695
Long-term liabilities	649,107	13,742	--	662,849
Stockholders' equity	616,190	18,218	(52,345)	582,063

Total liabilities and stockholders' equity	$1,384,622	$49,516	$(69,531)	$1,364,607

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

As of December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$108,801	$18,163	$(26,627)	$100,337
Property and equipment
(using full cost accounting)	1,089,366	6,517	--	1,095,883
Investment in subsidiaries
(equity method)	17,875	--	(17,875)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	69,672	--	--	69,672

Total assets	$1,285,714	$58,807	$(78,629)	$1,265,892

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities	$104,806	$27,324	$(26,627)	$105,503
Long-term liabilities	757,105	13,608	--	770,713
Stockholders' equity	423,803	17,875	(52,002)	389,676

Total liabilities and stockholders' equity	$1,285,714	$58,807	$(78,629)	$1,265,892

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$108,216	$2,128	$(308)	$110,036
Expenses	71,182	1,390	(214)	72,358

Income before equity in net income of subsidiary	37,034	738	(94)	37,678
Equity in net income of subsidiary	458	--	(458)	--

Income before income taxes	37,492	738	(552)	37,678
Income tax (expense) benefit	(14,204)	(280)	36	(14,448)

Net income	$23,288	$458	$(516)	$23,230

For the Three Months Ended June 30, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$76,722	$1,716	$--	$78,438
Expenses	71,626	61	--	71,687

Income before equity in net earnings of subsidiary	5,096	1,655	--	6,751
Equity in net earnings of subsidiary	1,028	--	(1,028)	--

Income before income taxes	6,124	1,655	(1,028)	6,751
Income tax expense	(1,954)	(627)	--	(2,581)

Net income	$4,170	$1,028	$(1,028)	$4,170

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

For the Six Months Ended June 30, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$207,508	$3,448	$(542)	$210,414
Expenses	138,970	2,947	(448)	141,469

Income before equity in net earnings of subsidiary	68,538	501	(94)	68,945
Equity in net earnings of subsidiary	311	--	(311)	--

Income before income taxes	68,849	501	(405)	68,945
Income tax (expense) benefit	(26,299)	(190)	36	(26,453)

Net income	$42,550	$311	$(369)	$42,492

For the Six Months Ended June 30, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$155,602	$2,890	$--	$158,492
Expenses	139,031	454	--	139,485

Income before equity in net earnings of subsidiary	16,571	2,436	--	19,007
Equity in net earnings of subsidiary	1,513	--	(1,513)	--

Income before income taxes	18,084	2,436	(1,513)	19,007
Income tax expense	(6,323)	(923)	--	(7,246)

Net income	11,761	1,513	(1,513)	11,761
Cumulative effect of a change in accounting
principle	399	--	--	399

Net income	$12,160	$1,513	$(1,513)	$12,160

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$123,112	$(9,198)	$--	$113,914
Cash flow from investing activities	(135,182)	(461)	--	(135,643)
Cash flow from financing activities	16,977	--	--	16,977

Net increase (decrease) in cash	4,907	(9,659)	--	(4,752)
Cash at beginning of period	3,482	15,211	--	18,693

Cash at end of period	$8,389	$5,552	$--	$13,941

For the Six Months Ended June 30, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$93,713	$7,908	$(202)	$101,419
Cash flow from investing activities	(86,574)	(486)	(970)	(88,030)
Cash flow from financing activities	(1,829)	(6,555)	1,172	(7,212)

Net increase in cash	5,310	867	--	6,177
Cash at beginning of period	2,540	529	--	3,069

Cash at end of period	$7,850	$1,396	$--	$9,246

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2004

NOTE 11 – COMMON STOCK OFFERING

On June 30, 2004, we sold 15 million shares of Magnum Hunter common stock at $10.25 per share under a previously filed universal shelf registration statement. The proceeds from this issuance were $147.2 million, net of offering costs. We also granted the underwriters an option to purchase an additional 2.25 million shares to cover over-allotments, which they exercised on July 2, 2004. The net proceeds from this sale were approximately $22.1 million. We will use the proceeds from these issuances to finance a portion of our pending acquisition of oil and gas properties in the state of New Mexico (see Note 12) and to redeem a portion of our 9.6% Senior Notes (see Note 7). Prior to the property acquisition and Note redemption, the net proceeds from these issuances were used to reduce debt under the Facility.

NOTE 12 – SUBSEQUENT EVENT

On July 30, 2004, we purchased oil and gas properties located in the state of New Mexico, primarily in Lea and Eddy counties for $239.1 million, subject to certain purchase price adjustments. The properties include both producing oil and gas wells and undeveloped leasehold mineral interests. The effective date of the acquisition was May 1, 2004.

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

There have been no changes to our critical accounting policies for the six-month period ended June 30, 2004. Exposure Draft No. 1102-100, “Share-Based Payment, an amendment of FASB, Statements No. 123 and 95,” issued by the Financial Accounting Standards Board (“FASB”) on March 31, 2004, may impact our future accounting for stock-based compensation. If we are required to adopt this amendment in its current form, we would be required to discontinue the prospective method of expensing stock options which we currently follow. Under this proposed literature, we would be required to expense all unvested grants issued prior to January 1, 2003, which would result in higher compensation costs. In June 2003, effective January 1, 2003, we began expensing stock-based compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123.” Under these statements, all stock options granted, modified or settled after December 31, 2002 are expensed based on their fair values determined by the Black-Scholes option-pricing model. For a discussion of our other critical accounting policies, refer to our Form 10-K for the year ended December 31, 2003.

Subsequent to our merger with Prize Energy Corp. (“Prize”) in March 2002, we have sold a number of non-strategic oil and gas reserves for total proceeds of approximately $113.6 million, net of purchase price adjustments. Almost all of the properties sold were acquired in the Prize merger, and the proceeds have been used to reduce our overall indebtedness and fund our capital expenditure program. The impact of these non-strategic divestitures are described below in our results of operations.

In June 2004, we announced the execution of a purchase and sale agreement to acquire proved and unproved oil and gas properties located primarily in Lea and Eddy Counties of New Mexico. The geographical area in which these properties lie is one of our most active and successful onshore areas of focus. The purchase included both producing oil and gas wells and undeveloped leasehold mineral interests. The transaction closed on July 30, 2004 with a purchase price of $239.1 million before certain purchase price adjustments. To finance a portion of this acquisition, we sold 15 million shares of our common stock in a secondary offering on June 30, 2004, resulting in net proceeds after expected expenses of $147.2 million. An additional 2.25 million shares of our common stock were subsequently sold in July 2004, pursuant to an over-allotment option granted to the underwriters, resulting in additional net proceeds of $22.1 million. In addition, on July 15, 2004, we amended our Senior Bank Credit Facility (“Facility”) to increase our borrowing base up to $100 million upon consummation of the acquisition. As a result of our recent equity offering, the amendment to the Facility also allowed for an increase of the borrowing base on July 15, 2004 of $105 million for the purpose of redeeming $105 million in principal value of our 9.6% Senior Notes outstanding. On July 16, 2004, we announced our election to redeem $105 million principal value of our 9.6% Senior Notes at 109.6% of principal value, or $115 million plus accrued and unpaid interest of approximately $4.5 million through the redemption date. The redemption date is set for August 27, 2004.

We are considering the possible formation of a publicly traded master limited partnership to which we would sell or contribute our gas gathering systems, most of our gas gathering plants, and certain oil and gas interests. We anticipate that we would at least initially retain a significant interest in the new partnership. We plan to use any net proceeds received from the sale of assets to the partnership to pay down our indebtedness.

Throughout this document, we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Our results of operations have been significantly affected by our past success in acquiring oil and gas properties at or near the bottom of the commodity price cycles and our ability to maintain or increase oil and natural gas production through our exploration and exploitation activities. Recent acquisitions, in a higher commodity price environment, have been made in anticipation of increasing the recognized reserves associated with the properties. Fluctuations in oil and gas prices and commodity hedging activities have also significantly affected the results of our operations.

The following table sets forth certain information with respect to our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Exploration and Production Operations

Reported Production:
Oil (Mbbls)	981	1,000	1,921	1,956
Gas (Mmcf)	12,843	12,522	24,707	23,844
Oil and Gas (Mmcfe)	18,727	18,519	36,234	35,582
Equivalent Daily Rate (Mmcfe per day)	205.8	203.5	199.1	196.6
Average Sale Prices (after hedging)
Oil (per Bbl)	$31.42	$26.35	$30.76	$26.85
Gas (per Mcf)	5.21	3.37	5.15	3.59
Oil and Gas (per Mcfe)	5.22	3.70	5.14	3.88
Effect of hedging activities (per Mcfe)	(0.56)	(0.91)	(0.48)	(1.31)
Lease Operating Expense (per Mcfe)
Lifting costs	$0.81	$0.73	$0.78	$0.74
Production tax and other costs	0.51	0.43	0.49	0.48
Gross margin (per Mcfe)	$3.90	$2.54	$3.87	$2.66
Depreciation, depletion, amortization and accretion (per Mcfe) .	$1.43	$1.30	$1.42	$1.26
Segment profit (thousands)	$46,461	$22,941	$89,321	$49,809

Gas Gathering, Marketing and Processing Operations

Throughput Volumes (Mcf per day)
Gathering	15,647	16,369	15,361	15,944
Processing	26,411	26,816	26,080	24,803
Gross margin (thousands)	$2,972	$2,173	$5,918	$5,011
Gathering (per Mcf throughput)	$0.14	$0.06	$0.17	$0.12
Processing (per Mcf throughput)	$1.11	$0.84	$1.12	$1.03
Segment profit (thousands)	$2,385	$1,596	$4,748	$3,858

Oil Field Management Services

Segment profit (thousands)	$619	$171	$931	$247

Period to Period Comparison

For the Three Months Ended June 30, 2004 and 2003

We reported net income of $23.2 million for the three months ended June 30, 2004, as compared to net income of $4.2 million for the same period in 2003, an increase of 457%. Total operating revenues increased 40% to $110 million in 2004 from $78.4 million in 2003. Operating profit increased 110% to $45 million in 2004 from $21.4 million in 2003, and net income before income taxes increased 458% to $37.7 million in 2004 from $6.8 million in 2003. The growth in operating revenues and operating profit was generated across all of our business segments, but especially in our exploration and production segment, principally the result of higher realized oil and gas prices (after hedging effects) in the 2004 period compared to the 2003 period. We recorded $2.2 million in costs associated with early retirement of debt in the 2003 period versus none in the 2004 period due to the redemption of $50 million of our 10% Senior Notes during June 2003. The growth in pretax income was additionally impacted by a 22% reduction in interest expense which declined to $9.7 million in the 2004 period from $12.4 million in the 2003 period, principally due to the redemption of all of our remaining 10% Senior Notes during the year 2003. We recorded a 460% increase in income tax expense to $14.4 million ($14.1 million of which was deferred) for the three months in 2004 versus $2.6 million for the same period in 2003, due to the increase in pre-tax income. Basic and diluted earnings per share were $0.34 and $0.33, respectively, in the 2004 period versus basic and diluted earnings per share of $0.06 each in the 2003 period, an increase of 467% and 450%, respectively. The increase in net income was the primary factor causing the increase in basic and diluted earnings per share in the 2004 period. Common shares used in the basic and diluted earnings per share calculation increased by 4% and 5%, respectively, in the 2004 period compared to the 2003 period, principally due to the exercise of employee stock options and warrants and the 59% increase in the average market price of our common stock in the 2004 period compared to the 2003 period, resulting in a higher calculated number of diluted shares outstanding in the 2004 period.

Exploration and Production Operations:

For the three months ended June 30, 2004, we reported oil production of approximately 981 thousand barrels and gas production of approximately 12.8 billion cubic feet, which represents a decrease of 2% in oil produced and an increase of 3% in gas produced from the comparable period in 2003. Our reported equivalent daily rate of production, on a million cubic feet per day basis (Mmcfe per day), increased 1% to 205.8 Mmcfe per day in the 2004 period from 203.5 Mmcfe per day in the 2003 period. Our production was impacted by the sale of non-strategic oil and gas properties which occurred after the Prize acquisition. These non-strategic property sales continued into 2004. The impact of these property sales on reported production was a decrease of 3.8 Mmcfe per day in the three-month period in 2004 compared to the similar period in 2003. Removing the effect of sold properties from both the 2004 and 2003 periods, our daily equivalent production grew 3% in the 2004 period compared to the 2003 period. Production for the three months of 2004 was also impacted by start-up delays, mechanical problems, and weather down time, primarily in our offshore Gulf of Mexico region.

Oil revenues increased 17% to $30.8 million in the second quarter of 2004 compared to $26.3 million for the same period in 2003. The oil price received, after hedging effects, was $31.42 per Bbl in the 2004 period compared to $26.35 per Bbl in the 2003 period, an increase of 19%. The price received for oil before the effect of hedging was $36.80 per Bbl in the 2004 period versus $28.10 per Bbl in the 2003 period, an increase of 31%. Gas revenues increased 59% to $66.9 million in the second quarter of 2004 versus $42.1 million for the same period in 2003. The gas price received, after hedging effects, was $5.21 per Mcf in the 2004 period compared to $3.37 per Mcf for the same period in 2003, an increase of 55%. The price received for gas before the effect of hedging was $5.62 per Mcf in the 2004 period versus $4.57 per Mcf in the 2003 period, an increase of 23%. We realized a $10.6 million loss from hedging activities in the 2004 period versus a loss of $16.8 million in the 2003 period, an improvement of $6.2 million, due to the expiration of lower-priced commodity hedging contracts. The hedge loss per equivalent unit produced was $0.56 per Mcfe in the 2004 period versus $0.91 per Mcfe in the 2003 period, a decline of 38% in the realized loss. The price received per equivalent unit produced before the effect of hedging was $5.78 per Mcfe in the 2004 period versus $4.61 in the 2003 period, an increase of 25%. Total oil and gas revenues increased 43% to $97.9 million in 2004 from $68.5 million in 2003. The increase in oil and gas revenues is attributable to the 25% increase in price per Mcfe before hedge losses, the $6.2 million decrease in hedge losses, and the 1% increase in Mcfe sold in the 2004 period versus the 2003 period.

From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the volatility of oil and gas prices, which provides a base level of cash flow to fund capital expenditures. During the 2004 period, hedging decreased the average price we received for oil by $5.38 per Bbl and decreased the average price we received for gas by $0.41 per Mcf. During the second quarter of 2004, we had approximately 88.3 Mmcf/day of gas hedged through cost-less collars with a weighted average floor price of $3.85 per Mmbtu and a weighted average ceiling price of $5.84 per Mmbtu. Approximately 63% of second quarter 2004 natural gas production was hedged. On the crude side, we had approximately 7,000 Bbls/day hedged through cost-less collars with a weighted average floor price of $23.57 per Bbl and a weighted average ceiling price of $30.16 per Bbl. Approximately 65% of second quarter 2004 crude oil production was hedged. For the remainder of 2004, we have approximately 4,000 Bbls/day of crude oil production hedged through cost-less collars with a weighted average floor price of $23.25 per Bbl and a weighted average ceiling price of $28.36 per Bbl. On July 12, 2004, we terminated a natural gas collar for 10,000 Mmbtu per day for the period August through December 2004. In closing this contract, we realized a $1.3 million loss, which will be recognized in earnings with the underlying forecasted commodity sales transactions for the months August through December 2004. After this contract was terminated, our remaining natural gas production hedged for July through December 2004 was approximately 86.7 Mmcf/day with a weighted average floor price of $4.02 and a weighted average ceiling price of $6.00.

Lease operating expense consists of lifting costs and production taxes and other costs. For the 2004 period, lifting costs were $15.1 million versus $13.5 million in the 2003 period, an increase of 12%. Production taxes and other costs increased 21% to $9.6 million in the 2004 period from $7.9 million in the 2003 period. The increase in lifting costs was primarily attributable to higher production levels and higher workover, remedial, utility, and service costs in the 2004 period compared to the 2003 period. For the 2004 period, lifting costs, on a unit of production basis, were $0.81 per Mcfe as compared to $0.73 per Mcfe in the 2003 period, an increase of 11%. The increase was due to increases in workover and remedial expenses, as well as higher costs for utilities and services. Production taxes and other costs were $0.51 per Mcfe produced in the 2004 period compared to $0.43 per Mcfe produced in the 2003 period, an increase of 19%. The increase in production taxes per Mcfe produced was caused by the increase in crude oil and natural gas prices received before hedging effects during the 2004 period compared to the 2003 period.

Our gross margin realized from exploration and production operations (oil and gas revenues less lease operating expenses) for the 2004 period was $73.2 million, or $3.90 per Mcfe, compared to $47 million, or $2.54 per Mcfe in the 2003 period, an increase of 54% on a per unit of production basis, as a result of a 41% increase in hedge adjusted revenue per Mcfe produced, offset by a 14% increase in lease operating expense per Mcfe produced.

Depreciation, depletion, amortization and accretion of oil and gas properties was $26.7 million in the 2004 period versus $24.1 million in the 2003 period, an increase of 11%. The 2004 period included accretion expense related to asset retirement obligations of $726 thousand ($0.04 per Mcfe) compared to $600 thousand ($0.03 per Mcfe) in the 2003 period. On a unit of production basis, depreciation and depletion expense (excluding accretion expense) was $1.39 per Mcfe produced in the 2004 period versus $1.27 per Mcfe produced in the 2003 period. This 9% increase in the equivalent unit cost per Mcfe produced was due primarily to an increase in development costs and shorter reserve life properties associated with our activities in the Gulf of Mexico.

Segment profit for exploration and production operations was $46.5 million for the three months ended June 30, 2004 versus $22.9 million for the same period in 2003, an increase of 103%, principally due to higher realized crude oil and natural gas prices, offset by higher lease operating expenses and higher depreciation, depletion, amortization and accretion expense.

Gathering, Marketing, and Processing Operations:

For the three months ended June 30, 2004, our gas gathering system throughput was 15.6 Mmcf/day versus 16.4 Mmcf/day for the same period in 2003, a decrease of 4%, due to normal production declines. Gas processing throughput was 26.4 Mmcf/day in 2004 versus 26.8 Mmcf/day in 2003, a decrease of 2%, due to normal production declines.

Revenues from gas gathering, marketing, and processing increased 14% to $10.3 million in the 2004 period versus $9.1 million in the 2003 period. Operating costs for the gas gathering, marketing and processing segment were $7.3 million in the 2004 period and $6.9 million in the 2003 period, an increase of 7%. The revenue increase was the result of higher natural gas and natural gas liquids prices in the 2004 period compared to the 2003 period.

The gross margin realized from gas gathering, marketing, and processing for the 2004 period was $3.0 million versus $2.2 million in the 2003 period, an increase of 37%. The gas gathering margin was $0.14 per Mcf gathered in 2004 versus $0.06 per Mcf in 2003 due to higher gathering fees. The gas processing margin was $1.11 per Mcf in 2004 compared to $0.84 per Mcf in 2003.

Depreciation expense for gas gathering, marketing, and processing operations was 2% higher for the 2004 period at $587 thousand versus $577 thousand for the same period in 2003.

Segment profit for gas gathering, marketing, and processing operations was $2.4 million in the 2004 period versus $1.6 million for the 2003 period, an increase of 49%, principally due to higher commodity prices.

Oil Field Management Services Operations:

Revenues from oil field management services increased 99% to $1.8 million in the second quarter of 2004 versus $913 thousand in the second quarter of 2003. Approximately $676 thousand of this increase is due to three months’ worth of revenues generated by our majority-owned subsidiary, Metrix Networks, Inc. (“Metrix”). We purchased an 80% controlling interest in this entity during December 2003. Prior to this purchase, we included our approximately 32% share of their profits in the equity in earnings of affiliate section of our income statement. We also received revenues of approximately $116 thousand from equipment rental fees charged to outside owners under a new program in which Gruy purchases completion equipment to be used on multiple projects and charges rental fees to the owners. We also earned approximately $148 thousand more in management fees under our partnership agreements in 2004 when compared to 2003. These increases were partially offset by lower drilling overhead income during the second quarter of 2004.

Operating costs increased 52% to $904 thousand in 2004 from $593 thousand in 2003, again primarily due to the Metrix purchase.

The gross margin for this segment in 2004 was $909 thousand versus $320 thousand in 2003, an increase of 184%, due to increased revenues.

Depreciation expense was $290 thousand in the 2004 period versus $149 thousand in the 2003 period, an increase of 95%, due to capital additions.

Segment profit was $619 thousand for the three months in 2004 versus $171 thousand for the same period in 2003.

Other Income and Expenses:

Total depreciation, depletion, amortization and accretion expense was $27.6 million in the 2004 period versus $25 million in the 2003 period, an increase of 11%. This is primarily the result of the increased depletion and accretion rates in our exploration and production segment.

General and administrative expense for the 2004 period increased 40% to $4.4 million from $3.2 million in the 2003 period. The principal reasons for this increase were a $254 thousand increase in incentive compensation expenses, $599 thousand of expenses due to Metrix recorded in the 2004 period, $129 thousand increase in consulting fees, $180 thousand of written-off producer imbalances in the 2004 period, and the recovery in 2003 of $168 thousand of notes receivable previously reserved. We recorded no equity in loss of affiliate in the 2004 period versus a loss of $525 thousand in the 2003 period due to the sale of our interest in NGTS and the acquisition of a majority interest in Metrix. Other income was $2 million for the 2004 period versus $260 thousand in the 2003 period, an increase of 671%, primarily the result of proceeds collected from a lawsuit judgment in our favor. The company recognized a $370 thousand gain in other non-cash hedging adjustments in the 2004 period versus a $167 thousand gain in the 2003 period. In the 2004 period, $198 thousand of the hedging gain relates to the amortization of commodity hedge assets acquired in the Prize merger, while a gain of $172 thousand was due to recording hedge ineffectiveness.

We incurred costs associated with the early retirement of debt of $2.2 million in the three months of 2003 versus none in the same period of 2004. The 2003 period costs were associated with the redemption of $50 million in principal of our 10% Senior Notes in June 2003.

Interest expense was $9.7 million for the 2004 period versus $12.4 million for the 2003 period, principally the result of the redemption in 2003 of our 10% Senior Notes, partially offset by interest on our Floating Rate Convertible Senior Notes (“Convertible Notes”) issued in December 2003, which have a floating interest rate based on three-month LIBOR, initially set at 1.17% and currently set at 1.52%. Our weighted average interest rate paid under our Facility was 3.2% in the 2004 period versus 3.4% in the 2003 period. Our overall effective interest rate (excluding costs associated with the early retirement of debt) was 6.5% in the 2004 period versus 8.2% in the 2003 period.

The effective tax rate was 38.3% and 38.2% for the three months ended June 30, 2004 and 2003, respectively. The variance from the statutory rate of 35% was primarily due to state income taxes.

For the Six Months Ended June 30, 2004 and 2003

We reported net income of $42.5 million for the six months ended June 30, 2004, as compared to net income of $12.2 million for the same period in 2003, an increase of 249%. Total operating revenues increased 33% to $210.4 million in 2004 from $158.5 million in 2003. Operating profit increased 81% to $85.6 million in 2004 from $47.4 million in 2003, and net income before income taxes increased 263% to $68.9 million in 2004 from $19 million in 2003. The growth in operating revenues and operating profit was generated across all of our business segments, but especially in our exploration and production segment, principally the result of lower hedging losses in the 2004 period compared to the 2003 period due to the roll-off of lower-priced commodity hedging contracts. We recorded $4.1 million in costs associated with early retirement of debt in the 2003 period versus none in the 2004 period due to the redemption of $80 million of our 10% Senior Notes during January and June 2003. The growth in pretax income was additionally impacted by a 23% reduction in interest expense which declined to $19.3 million in the 2004 period from $25 million in the 2003 period, principally due to the redemption of all of our remaining 10% Senior Notes during the year 2003. We recorded a 265% increase in income tax expense to $26.5 million ($25.7 million of which was deferred) for the six months in 2004 versus $7.2 million for the same period in 2003, due to the increase in pre-tax income. Basic and diluted earnings per share were $0.62 and $0.61, respectively, in the 2004 period versus basic and diluted earnings per share of $0.18 each in the 2003 period, an increase of 244% and 239%, respectively. The increase in net income was the primary factor causing the increase in basic and diluted earnings per share. Common shares used in the basic and diluted earnings per share calculation increased by 3% and 4%, respectively, in the 2004 period compared to the 2003 period, principally due to the exercise of employee stock options and warrants and the increase in the average market price of our common stock in the 2004 period compared to the 2003 period, resulting in a higher calculated number of diluted shares outstanding in the 2004 period.

Exploration and Production Operations:

For the six months ended June 30, 2004, we reported oil production of approximately 1.9 million barrels and gas production of approximately 24.7 billion cubic feet, which represents a decrease of 2% in oil produced and an increase of 4% in gas produced from the comparable period in 2003. Our reported equivalent daily rate of production, on a million cubic feet per day basis (Mmcfe per day), increased 1% to 199.1 Mmcfe per day in the 2004 period from 196.6 Mmcfe per day in the 2003 period. Our production was impacted by the sale of non-strategic oil and gas properties which occurred after the Prize acquisition. These non-strategic property sales continued into March 2004. The impact of these property sales on reported production was a decrease of 5.2 Mmcfe per day in the six month period in 2004 compared to the similar period in 2003. Removing the effect of sold properties from both the 2004 and 2003 periods, our daily equivalent production grew 4% in the 2004 period compared to the 2003 period. Production for the six months of 2004 was also impacted by start-up delays, mechanical problems, and weather down time, primarily in our offshore Gulf of Mexico region.

Oil revenues increased 13% to $59.1 million in the first six months of 2004 compared to $52.5 million for the same period in 2003. The oil price received, after hedging effects, was $30.76 per Bbl in the 2004 period compared to $26.85 per Bbl in the 2003 period, an increase of 15%. The price received for oil before the effect of hedging was $35.23 per Bbl in the 2004 period versus $30.22 per Bbl in the 2003 period, an increase of 17%. Gas revenues increased 49% to $127.2 million in the first six months of 2004 versus $85.5 million for the same period in 2003. The gas price received, after hedging effects, was $5.15 per Mcf in the 2004 period compared to $3.59 per Mcf for the same period in 2003, an increase of 43%. The price received for gas before the effect of hedging was $5.51 per Mcf in the 2004 period versus $5.27 per Mcf in the 2003 period, an increase of 5%. We realized a $17.4 million loss from hedging activities in the 2004 period versus a loss of $46.7 million in the 2003 period, an improvement of $29.3 million, due to the expiration of lower priced commodity hedging contracts. The hedge loss per equivalent unit produced was $0.48 per Mcfe in the 2004 period versus $1.31 per Mcfe in the 2003 period, a decline of 63% in the realized loss. The price received per equivalent unit produced before the effect of hedging was $5.62 per Mcfe in the 2004 period versus $5.19 in the 2003 period, an increase of 8%, due to the increase in the pre-hedge price received for crude oil and natural gas. Total oil and gas revenues increased 35% to $186.7 million in 2004 from $138.1 million in 2003. The increase in oil and gas revenues is attributable to the $29.4 million decrease in hedge losses, the 8% increase in pre-hedge price per Mcfe, and the 2% increase in Mcfe sold in the 2004 period versus the 2003 period.

From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the volatility of oil and gas prices, which provides a base level of cash flow to fund capital expenditures. During the 2004 period, hedging decreased the average price we received for oil by $4.47 per Bbl and decreased the average price we received for gas by $0.36 per Mcf. During the first six months of 2004, we had approximately 86.6 Mmcf/day of gas hedged through cost-less collars with a weighted average floor price of $3.81 per Mmbtu and a weighted average ceiling price of $5.81 per Mmbtu. Approximately 64% of our first six months 2004 natural gas production was hedged. On the crude side, we had approximately 7,750 Bbls/day hedged through cost-less collars with a weighted average floor price of $24.19 per Bbl and a weighted average ceiling price of $30.63 per Bbl. Approximately 73% of first six months 2004 crude oil production was hedged. For the remainder of 2004, we have approximately 4,000 Bbls/day of crude oil production hedged through cost-less collars with a weighted average floor price of $23.25 per Bbl and a weighted average ceiling price of $28.36 per Bbl. On July 12, 2004, we terminated a natural gas collar for 10,000 Mmbtu per day for the period August through December 2004. In closing this contract we realized a $1.3 million loss, which will be recognized in earnings with the underlying forecasted commodity sales transactions for the months August through December 2004. After this contract was terminated, our remaining natural gas production hedged for July through December 2004 was approximately 86.7 Mmcf/day with a weighted average floor price of $4.02 and a weighted average ceiling price of $6.00.

Lease operating expense consists of lifting costs and production taxes and other costs. For the 2004 period, lifting costs were $28.2 million versus $26.4 million in the 2003 period, an increase of 6%. Production taxes and other costs increased 5% to $17.9 million in the 2004 period from $17.1 million in the 2003 period. The increase in lifting costs was primarily attributable to higher production levels and increases in workover and remedial expenses, as well as higher costs for utilities and services in the 2004 period compared to the 2003 period. For the 2004 period, lifting costs, on a unit of production basis, were $0.78 per Mcfe as compared to $0.74 per Mcfe in the 2003 period, an increase of 5% due to higher workover, remedial, utility and service costs. Production taxes and other costs were $0.49 per Mcfe produced in the 2004 period compared to $0.48 per Mcfe produced in the 2003 period, an increase of 2%. The increase in production taxes per Mcfe produced was caused by the increase in crude oil and natural gas prices received before hedging effects during the 2004 period compared to the 2003 period.

Our gross margin realized from exploration and production operations (oil and gas revenues less lease operating expenses) for the 2004 period was $140.6 million, or $3.87 per Mcfe, compared to $94.5 million, or $2.66 per Mcfe in the 2003 period, an increase of 45% on a per unit of production basis, as a result of a 32% increase in hedge adjusted revenue per Mcfe produced, partially offset by a 4% increase in lease operating expense per Mcfe produced.

Depreciation, depletion, amortization and accretion of oil and gas properties was $51.3 million in the 2004 period versus $44.7 million in the 2003 period, an increase of 15%. The 2004 period included accretion expense related to asset retirement obligations of $1.4 million ($0.04 per Mcfe) compared to $1.2 million ($0.03 per Mcfe) in the 2003 period. On a unit of production basis, depreciation and depletion expense (excluding accretion expense) was $1.38 per Mcfe produced in the 2004 period versus $1.22 per Mcfe produced in the 2003 period. This 13% increase in the equivalent unit cost per Mcfe produced was due primarily to an increase in development costs and shorter reserve life properties associated with our activities in the Gulf of Mexico.

Segment profit for exploration and production operations was $89.3 million for the six months ended June 30, 2004, versus $49.8 million for the same period in 2003, an increase of 79%, principally due to higher realized crude oil and natural gas prices, offset by higher lease operating expenses and higher depreciation, depletion, amortization and accretion expense.

Gathering, Marketing, and Processing Operations:

For the six months ended June 30, 2004, our gas gathering system throughput was 15.4 Mmcf/day versus 15.9 Mmcf/day for the same period in 2003, a decrease of 4%, due to normal production declines. Gas processing throughput was 26.1 Mmcf/day in 2004 versus 24.8 Mmcf/day in 2003, an increase of 5%, due primarily to the partial shutdown of one processing plant for most of one month during the first quarter of the 2003 period for scheduled maintenance on a products pipeline.

Revenues from gas gathering, marketing, and processing increased 8% to $19.8 million in the 2004 period versus $18.4 million in the 2003 period. Operating costs for the gas gathering, marketing and processing segment increased 4% to $13.9 million in the 2004 period from $13.4 million in the 2003 period. The revenue increase was the result of higher natural gas liquids prices and the effect of the processing plant shutdown in 2003, while the operating cost increase was due to higher costs of gas purchases.

The gross margin realized from gas gathering, marketing, and processing for the 2004 period was $5.9 million versus $5 million in the 2003 period, an increase of 18%. The gas gathering margin was $0.17 per Mcf gathered in 2004 versus $0.12 per Mcf in 2003 due to higher gathering fees. The gas processing margin was $1.12 per Mcf in 2004 compared to $1.03 per Mcf in 2003 due to higher natural gas liquids prices realized partially offset by higher costs of gas purchased.

Depreciation expense for gas gathering, marketing, and processing operations was essentially unchanged at $1.2 million for the 2004 period compared to the 2003 period.

Segment profit for gas gathering, marketing and processing operations was $4.7 million in the 2004 period versus $3.9 million for the 2003 period, an increase of 23%, principally due to higher commodity prices.

Oil Field Management Services Operations:

Revenues from oil field management services increased 93% to $3.8 million in the first half of 2004 versus $2 million in the first half of 2003. Approximately $1.6 million of this increase is due to six months’ worth of revenues generated by our majority-owned subsidiary, Metrix. We purchased an 80% controlling interest in this entity during December 2003. Prior to this purchase, we included our approximately 32% share of their profits in the equity in earnings of affiliate section of our income statement. We also received revenues of approximately $304 thousand from equipment rental fees charged to outside owners under a new program in which we purchase completion equipment to be used on multiple projects and charges rental fees to the owners.

Operating costs increased 62% to $2.3 million in 2004 from $1.5 million in 2003. Of this increase, $678 thousand was attributable to the Metrix purchase, and $241 thousand was due to increases in compensation and related expenses.

The gross margin for this segment in 2004 was $1.5 million versus $542 thousand in 2003, an increase of 177%, due to increased revenues.

Depreciation expense was $573 thousand in the 2004 period versus $295 thousand in the 2003 period, an increase of 94%, due to capital additions.

Segment profit was $931 thousand for the six months in 2004 versus $247 thousand for the same period in 2003.

Other Income and Expenses:

Total depreciation, depletion, amortization and accretion expense was $53.1 million in the 2004 period versus $46.5 million in the 2003 period, an increase of 14%. This is primarily the result of the increased depletion and accretion rates in our exploration and production segment.

General and administrative expense for the 2004 period increased 50% to $9.5 million from $6.3 million in the 2003 period. The principal reasons for this increase were a $1.2 million increase in incentive compensation expenses and $1.2 million of expenses due to Metrix recorded in the 2004 period. Other drivers of the increase were $353 thousand in higher fees for consulting paid during the first half of 2004, an increase of $180 thousand due to written-off producer imbalances and the recovery in 2003 of $168 thousand of notes receivable previously reserved. We recorded no equity in earnings of affiliate in the 2004 period versus a loss of $237 thousand in the 2003 period due to the sale of our interest in NGTS and the acquisition of a majority interest in Metrix. Other income was $2.2 million for the 2004 period versus $378 thousand in the 2003 period, an increase of 489%, primarily the result of proceeds collected from a lawsuit judgment issued in our favor. The company recognized a $464 thousand gain in other non-cash hedging adjustments in the 2004 period versus a $536 thousand gain in the 2003 period. In the 2004 period, $396 thousand of the hedging gain relates to the amortization of commodity hedge assets acquired in the Prize merger, and $68 thousand was due to recording hedge ineffectiveness.

We incurred costs associated with the early retirement of debt of $4.1 million in the six months of 2003 versus none in the same period of 2004. The 2003 period costs were associated with the redemption of $80 million in principal of our 10% Senior Notes in January and June 2003.

Interest expense was $19.3 million for the 2004 period versus $25 million for the 2003 period, principally the result of the redemption in 2003 of our 10% Senior Notes, partially offset by interest on our Convertible Notes issued in December 2003, which have a floating interest rate based on six-month LIBOR, initially set at 1.17% and currently set at 1.52%. Our weighted average interest rate paid under our Facility was 3.3% in the 2004 period versus 3.4% in the 2003 period. Our overall effective interest rate (excluding costs associated with early retirement of debt) was 6.6% in the 2004 period versus 8.4% in the 2003 period.

The effective tax rate was 38.4% and 38.1% for the six months ended June 30, 2004 and 2003, respectively. The variance from the statutory rate of 35% was primarily due to state income taxes.

Liquidity and Capital Resources

CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the six months ended June 30, 2004 increased $12.5 million to $113.9 million, from $101.4 million for the same period during 2003. The main driver of this increase was our substantial increase in net income. Please refer to our period to period comparisons in the above sections for an analysis of this increase by operating segment.

Our net working capital position at June 30, 2004 was a deficit of $9.6 million. On that date, we had $242.5 million available to be drawn under our $275 million Facility. A large factor in our working capital deficit at June 30, 2004 is our current derivative liability of $27 million, partially offset by current deferred tax assets of $10 million, which we have recorded on our hedged positions for the next twelve months due to continued increases in commodities prices over our hedged ceiling prices. If actual commodities prices realized remain higher than our hedged ceiling prices on these positions, our resulting higher cash proceeds received on our production will offset any actual amounts paid out related to these liabilities.

INVESTING ACTIVITIES. Net cash used in investing activities was $135.6 million in the 2004 six month period. We made capital expenditures of $124.2 million under our capital budget during 2004. In addition, we made a deposit of earnest money in connection with the pending acquisition of New Mexico properties of $12 million. Our capital expenditures are discussed in further detail below. For 2004, we also received proceeds from the sales of property and equipment of $458 thousand, net of certain purchase price adjustments related to both 2003 and 2004 divestitures. We received a $250 thousand payment on a note receivable.

In the 2003 six month period, net cash used in investing activities was $88 million. We made cash expenditures of $97.3 million under our capital budget during 2003. Additionally during 2003, we made an investment of $600 thousand in an affiliate, received proceeds from sale of assets of $9 million, and received distributions from an affiliate of $900 thousand.

FINANCING ACTIVITIES. Net cash provided by financing activities was $17 million for the six-month period ending June 30, 2004. We borrowed a total of $70.5 million, and we repaid borrowings of $206.5 million. We paid $380 thousand in fees related to amendments to our Facility, received net proceeds from the issuance of common stock pursuant to our employee stock option plans of $6.2 million, and received net proceeds from a secondary offering of our common stock of $147.2 million.

Net cash used by financing activities was $7.2 million for the six-month period in 2003. We borrowed a total of $248.6 million during the period and repaid borrowings of $167.6 million. We paid $76.9 million, net of Canvasback redemptions, to redeem $80 million in principal of our 10% Senior Notes. We also loaned our KSOP $2.7 million to purchase shares of our common stock and paid $7.4 million to purchase an additional 1.3 million shares of treasury stock. We also spent $295 thousand to purchase stock for our deferred compensation plan.

CAPITAL RESOURCES. The following discussion of Magnum Hunter’s capital resources refers to the company and our affiliates. Internally generated cash flow and the borrowing capacity under our Facility are our major sources of liquidity. From time to time, we may also sell non-strategic properties in order to increase liquidity. In addition, we may use other sources of capital, including the issuance of additional debt securities or equity securities, as sources to fund acquisitions or other specific needs. In the past, we have accessed both the public and private capital markets to provide liquidity for specific activities and general corporate purposes. We currently have approximately $23 million available under our current shelf registration with the Securities and Exchange Commission.

At June 30, 2004, we had $242.5 million available under our Facility which had a borrowing base of $275 million.

On April 30, 2004 we amended our Facility to receive a more favorable rate structure and to increase the borrowing base to $275 million, an increase of $20 million. The level of the borrowing base is dependent on the valuation by the lenders of the assets pledged, which are primarily oil and gas reserves. We also extended the expiration date of the Facility by one year, resulting in a new maturity date of May 2, 2007.

On July 15, 2004, we amended our Facility: (i) to increase the borrowing base to $380 million, an increase of $105 million, and to allow us to use proceeds from our secondary common stock offering to redeem and retire up to $105 million in principal value of our 9.6% Senior Notes outstanding, and (ii) to increase the borrowing base by another $100 million upon consummation of the New Mexico property acquisition. The $105 million increase to the borrowing base may be adjusted downward based on the total principal amount of debt redeemed.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding senior bank debt exceeds the redetermined borrowing base, the company must repay the excess. As a result of the redetermination completed on April 30, 2004, our borrowing base was increased by $20 million. The next redetermination date will have an effective date of June 30, 2004 and will have a completion date of no later than November 10, 2004.

We sold 15 million shares of our common stock in a secondary offering on June 30, 2004, resulting in net proceeds after expected expenses of $147.2 million. An additional 2.25 million shares of our common stock were sold in July 2004, pursuant to an over-allotment option granted to the underwriters, resulting in additional net proceeds of $22.1 million. We used these proceeds to temporarily reduce our borrowings under our Facility. We ultimately used those proceeds to finance a portion of our acquisition of properties in New Mexico and to fund our upcoming Note redemption.

Our internally generated cash flow, results of operations, and financing for our operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, our earnings and cash flows may be adversely affected. This adverse effect may be mitigated by our commodity hedging activities. We believe that our cash flow from operations, existing working capital, and availability under our Facility will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2004.

CAPITAL EXPENDITURES. During the six-month period in 2004, our total capital expenditures were $124.2 million. Exploration activities accounted for $30.2 million, development activities accounted for $75.7 million, unproved property acquisitions accounted for $13.9 million, proved property acquisitions accounted for $3.8 million, and additions to other assets accounted for $644 thousand of the capital expenditures. We participated in the drilling of 87 wells during the 2004 period, of which 83 were deemed commercial, for a 95% overall success rate. Of the 87 wells drilled, 20 were exploratory wells, of which 17 were successful, and 67 were development wells, 66 of which were successful. As of June 30, 2004, we had total unproved oil and gas property costs of $101.7 million.

In June 2004, we announced the execution of a purchase and sale agreement to acquire proved and unproved oil and gas properties located primarily in Lea and Eddy Counties of New Mexico. The geographical area in which these properties lie is one of our most active and successful onshore areas of focus. The purchase included both producing oil and gas wells and undeveloped leasehold mineral interests. The transaction closed on July 30, 2004 with a purchase price of $239.1 million, subject to certain purchase price adjustments. We financed this acquisition with a portion of the proceeds from our secondary offering of 15 million shares as well as borrowings under our amended Facility.

Our Board of Directors previously approved a capital budget of up to $185 million for calendar year 2004. In connection with the New Mexico property acquisition and the equity offering, we have raised our 2004 capital budget to $200 million. We are not contractually obligated to proceed with any of our material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within our control or ability to forecast, including drilling results, oilfield service costs, partner capital plans, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations. We anticipate that this budget will be funded by our cash flow from operations as well as utilization of our Facility. In the normal course of business, we review opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with our growth strategy, bids or offers in amounts and with terms acceptable to us may be submitted. It is uncertain whether any such bids or offers which may be submitted by us from time to time will be acceptable to the sellers. In the event of a future significant acquisition, utilizing cash, we may require additional financing in connection therewith.

RECENT TRENDS. The following is a discussion of recent trends we consider important and our assessment of the impact of these trends on our business plan.

Commodity prices. Since mid-year 2002, crude oil and natural gas commodity prices have significantly increased. We believe that natural gas prices (NYMEX index) will average between $4.00 and $6.00 per Mcf over the next several years. We have based our 2004 capital and operating budgets on prices of approximately $5.40 per Mcf. Crude oil prices have recently increased significantly, but in our view are much more variable due to worldwide political and economic factors. For 2004 budgeting purposes, we have assumed crude prices will average approximately $32.00 per Bbl (NYMEX index). Our production mix is largely natural gas, and therefore our gross margins are largely driven by natural gas prices.

Interest rates. We have experienced an unusually low interest rate environment for the past several years. We expect interest rates to increase moderately over the next several years. By the end of August 2004, we expect that approximately 30% of our debt will be fixed at 9.6% through 2012, with the remaining 70% to be variable rate debt.

Depreciation, depletion, amortization and accretion (DD&A). Our exploration and production segment DD&A rate has increased an annual average of 13% per year since 1999. This increase is attributable to our increased capital expenditures in the offshore Gulf of Mexico region, where our finding and development costs per unit are higher than our average finding and development costs per unit have been historically onshore. Our preliminary estimates indicate that as a result of our recent New Mexico property acquisition, our DD&A rate will rise initially by 9%. We expect to continue to spend a significant percentage of our total capital expenditures budget on offshore Gulf of Mexico projects due to strong economic parameters. Assuming similar results in our drilling activities and reserve recognition to what we have been achieving, we would expect our DD&A rate to continue to increase.

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

We have significant exploration, development and exploitation opportunities both onshore and offshore. Management continues to monitor commodity prices, finding and development costs and interest rates, among other factors, to determine both the total dollars to be spent and the allocation of these dollars among alternative projects within the capital budget. Even if DD&A rates and interest rates continue to increase, and commodity price increases in turn offset these expenses, then we would expect to continue our current business plan. We believe we have significant flexibility in the management of our cash flows.

FORWARD-LOOKING STATEMENTS. This Form 10-Q and the information incorporated by reference contain statements that constitute “forward-looking statements” within the meaning Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

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

Hedging

We were obligated to eight crude oil derivatives and fourteen natural gas derivatives on June 30, 2004. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset for the effective part of the hedge to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

At June 30, 2004, the fair value of the company’s derivatives were as follows (in thousands):

Derivative Assets

Natural gas collars	$623
Natural gas swaps	848

Total derivative assets	$1,471

Derivative Liabilities

Natural gas collars	$25,670
Natural gas swaps	510
Crude oil collars	6,404
Crude oil swaps	463

Total derivative liabilities	$33,047

Net Derivative Liability	$31,576

Of the $1.5 million derivative asset, $578 thousand is included in other current assets and $893 thousand is included in other assets on our condensed consolidated balance sheet at June 30, 2004.

For the three- and six-month periods ended June 30, 2004, the statement of operations includes non-cash hedging adjustment gains of $370 thousand and $464 thousand, respectively. These gains are made up of hedging ineffectiveness gains of $172 thousand and $68 thousand, respectively, related to the crude oil and natural gas derivatives as well as non-cash gains of $198 thousand and $396 thousand, respectively, related to the amortization of hedge contracts acquired in the Prize merger. The remaining amortization amount relating to hedge contracts acquired in the Prize merger that will be reclassified into the operations statement in 2004 is a $396 thousand gain. It is estimated at this time that $16.0 million, net of income tax, of other comprehensive loss will be reclassified into the income statement during the next 12 months.

New Accounting Standards

The FASB is currently evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We did not change or reclassify contractual mineral rights included in proved and unproved oil and gas properties on our balance sheet upon adoption of SFAS No. 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. An issue has been raised regarding whether these mineral rights should be classified as tangible or intangible assets.

FASB has recently issued proposed FASB Staff Position (“FSP”) No. 142-b, “Application of FASB Statement 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities,” which supports our current accounting treatment of mineral rights. This FSP is expected to be finalized and issued later this year.

FASB issued FSP FAS 129-1, “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure,” in April 2004. This FSP provides additional guidance on the disclosure requirements of contingently convertible securities. We have made the required disclosures related to the terms of our Convertible Notes in our Annual Report on Form 10-K and have provided explanations in Note 6 of this Form 10-Q about the dilutive effects of these notes on our EPS.

FASB’s Emerging Issues Task Force (“EITF”) has recently issued a Draft EITF Abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This guidance would require companies to include the dilutive effect of convertible debt securities in diluted earnings per share regardless of whether or not the contingent conversion features have been triggered. Adoption of this guidance would not have an impact on any of our reported earnings per share because our stock price has not exceeded the conversion price of our Convertible Notes. The comment period for this draft ends in September 2004, and, if approved by FASB, would be effective for reporting periods ending after December 15, 2004.

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

The Hedging Agreements provide for separate contracts tied to the New York Mercantile Exchange (“NYMEX”) light sweet crude oil and Henry Hub natural gas, and the Inside FERC natural gas index price posting (“Index”). In addition to fixed price swaps, we have combined option contracts that have agreed upon price floors and ceilings (“Cost-less collars”). To the extent the Index price exceeds the contract ceiling, we pay the spread between the ceiling and the Index price applied to the related contract volumes. To the extent the contract floor exceeds the Index, we receive the spread between the contract floor and the Index price applied to the related contract volumes.

To the extent we receive the spread between the contract price and the Index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to our results of operations as a result of nonperformance by such parties.

The following is a summary of the company’s open commodity hedge contracts as of June 30, 2004:

Commodity	Type	Volume/Day	Duration	Weighted Average Price

Natural Gas	Collar	95,000 MMBTU	Jul 04 - Dec 04	$4.00 - $5.96
Natural Gas	Collar	50,000 MMBTU	Jan 05 - Dec 05	$4.05 - $6.32
Natural Gas	Swap	20,000 MMBTU	Jan 05 - Dec 05	$ 6.25
Natural Gas	Collar	20,000 MMBTU	Jan 06 - Dec 06	$5.25 - $6.30
Crude Oil	Collar	4,000 BBL	Jul 04 - Dec 04	$23.25 - $28.36
Crude Oil	Swap	1,000 BBL	Jan 05 - Dec 05	$ 34.90
Crude Oil	Collar	1,000 BBL	Jan 06 - Dec 06	$30.00 - $35.85

On July 12, 2004, we terminated a natural gas collar for 10,000 Mmbtu per day for the period August through December 2004. In closing this contract we realized a $1.3 million loss, which will be recognized in earnings with the underlying forecasted commodity sales transactions for the months August through December 2004. After this contract was terminated, our remaining natural gas production hedged for July through December 2004 decreased to approximately 86.7 Mmcf/day with a weighted average floor price of $4.02 and a weighted average ceiling price of $6.00.

Based on future market prices at June 30, 2004, the fair value of open commodity hedging contracts was a net liability of $31.6 million. If future market prices were to increase 10% from those in effect at June 30, 2004, the fair value of open contracts would be a net liability of $59.1 million. If future market prices were to decline 10% from those in effect at June 30, 2004, the fair value of the open contracts would be a net liability of $12.3 million.

At inception, due to Company policy, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil forecasted current (18 months) commodity production. For non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for natural gas and crude oil may not exceed 75% of forecasted production for each product. Unhedged portions of our natural gas and crude oil production will be subject to market price fluctuations. There are restrictions on our hedging programs under our Facility.

Fixed and Variable Rate Debt. The company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the company to market risk related to changes in interest rates.

The following table presents the carrying and fair value of the company’s debt along with average interest rates as of June 30, 2004. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes and the Convertible Notes, which are valued at their last traded value before June 30, 2004.

Expected Maturity Dates	2004	2005-7	2012	2023	Total	Fair Value
(in thousands of dollars)
Variable Rate Debt:
Facility (a)	$--	$30,000	$--	$--	$30,000	$30,000
Convertible Notes (b)	--	--	--	125,000	125,000	141,406
Capital Leases (c)	1,011	5,487	--	--	6,498	6,498
Fixed Rate Debt:
Senior Notes (d)	$--	$--	$300,000	$--	$300,000	$329,100

(a) The average interest rate on the Facility is 2.4%.
(b) The average interest rate on the convertible notes is 1.52%.
(c) The average interest rate on the two capital leases is 4.4438%.
(d) The interest rate on the senior notes due 2012 is a fixed 9.6%.

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures [as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934] as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the company, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the company required to be disclosed in the reports the company files or submits under the Securities Exchange Act of 1934. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. However, we have been reviewing all of our significant internal controls and are in the process of improving some of our procedures and processes related to our internal controls.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description of Exhibit
3.1 & 4.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
33-30298-D).
3.2 & 4.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990).
3.3 & 4.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
Statement on Form SB-2, File No. 33-66190).
3.4 & 4.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
Statement on Form S-3, File No. 333-30453).
3.5 & 4.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
3.6 & 4.6*	Amended and Restated By-Laws
3.7 & 4.7	Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997).
3.8 & 4.8	Amendment to Certificate of Designation for 1996 Series A Convertible Preferred Stock (Incorporated by
reference to Registration Statement on Form S-3, File No. 333-30453).
4.9	Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock Transfer &
Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File
No. 333-82552).
4.10	Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
4.11	Form of 9.6% Senior Note due 2007 (included in Exhibit 4.10).
4.12	Indenture dated December 15, 2003 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee.
4.13	Form of Floating Rate Convertible Senior Notes due 2023 (included in Exhibit 4.12).
4.14	Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources, Inc.
and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated
January 7, 1998, filed January 9, 1998).
10.1	Fourth Amended and Restated Credit Agreement dated March 15, 2002, as amended, between
Magnum Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
10.2	First Amendment to Fourth Amended and Restated Credit Agreement, dated April 19, 2002 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.3	Second Amendment to Fourth Amended and Restated Credit Agreement, dated July 3, 2002 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.4	Third Amendment to Fourth Amended and Restated Credit Agreement, dated August 28, 2002 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to
Form 10-K for the year ended December 31, 2003).
10.5	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated September 6, 2002 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.6	Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated November 20, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated
by reference to Form 10-K for the year ended December 31, 2003).
10.7	Waiver and Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated May 2, 2003 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.8	Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated August 8, 2003 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to
Form 10-K for the year ended December 31, 2003).
10.9	Waiver and Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated October 31, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated
by reference to Form 10-K for the year ended December 31, 2003).
10.10	Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated December 10, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated
by reference to Form 10-K for the year ended December 31, 2003).
10.11	Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated April 30, 2004 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by
reference to Form 10-Q for the period ended March 31, 2004).
10.12*	Eleventh Amendment to Fourth Amended and Restated Credit Agreement, dated July 15, 2004 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al.
10.13†	Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-K for the fiscal year-end
December 31, 1999, filed March 30, 2000).
10.14†	Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1999, filed March 30, 2000).
10.15†	Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the fiscal year-
end December 31, 2002).
10.16†	Employment Agreement for R. Douglas Cronk (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.17†	Employment Agreement for Charles Erwin (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.18†	Employment Agreement for Morgan F. Johnston (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.19	Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to
Form 8-K, dated April 30, 1997, filed May 12, 1997).
10.20	Purchase and Sale Agreement dated November 25, 1998, between Magnum Hunter Production, Inc. and Unocal
Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end December 31,
1998, filed April 14, 1999).
10.21	Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000).
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K for the period ended December 31, 2001).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Gary C. Evans
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Chris Tong
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Gary C. Evans
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Chris Tong

* Filed herewith

          (a)     Reports on Form 8-K

During the three months ended June 30, 2004, we furnished the following Current Reports on Form 8-K:

          1.     Report on Form 8-K filed May 4, 2004 reporting on Item 12.

          2.     Report on Form 8-K filed June 22, 2004 reporting on Item 5.

          3.     Report on Form 8-K filed June 24, 2004 reporting on Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.

By /s/ Gary C. Evans	August 4, 2004
Gary C. Evans Chairman, President and Chief Executive Officer

By /s/ Chris Tong	August 4, 2004
Chris Tong Senior Vice President and Chief Financial Officer

By /s/ Morgan F. Johnston	August 4, 2004
Morgan F. Johnston Senior Vice President, General Counsel and Secretary

By /s/ David S. Krueger	August 4, 2004
David S. Krueger Vice President and Chief Accounting Officer