Form 10-K
period 2004-12-31
MAGNUM HUNTER RESOURCES INC
filed 2005-03-16
CIK 854271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[ X ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________.

Commission File No. 1-12508

MAGNUM HUNTER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0462881 (I.R.S. Employer Identification No.)

600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039 (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (972) 401-0752

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock ($.002 par value)	Name of each exchange on which registered New York Stock Exchange

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
Yes [ X ]     No [    ]

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price as reported by the New York Stock Exchange, was $876,699,492.

The number of shares outstanding of the registrant's common stock at March 7, 2005 was 88,013,002.

TABLE OF CONTENTS

Securities and Exchange Commission
Item Number and Description

	PART I

Item 1	Business	1
	The Company	1
	Recent Announcement to be Acquired by Cimarex Energy	2
	Business Strategy	3
	Properties	3
	Development and Exploration Activities	9
	Gathering and Processing of Gas	10
	Marketing of Production	11
	Petroleum Management and Consulting Services	12
	Competition	12
	Regulations	12
	Employees	14
	Facilities	14
	Risk Factors	15
Item 2	Description of Properties	21
	Oil and Gas Reserves	21
	Oil and Gas Production, Prices and Costs	23
	Drilling Activity	24
	Oil and Gas Wells	25
	Oil and Gas Acreage	25
Item 3	Legal Proceedings	26
Item 4	Submission of Matters to a Vote of Security Holders	26

	PART II

Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	26
Item 6	Selected Financial Data	27
Item 7	Management Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8	Consolidated Financial Statements and Unaudited Supplementary Data	54
Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	55
Item 9A	Controls and Procedures	55
Item 9B	Other Information	55

	PART III

Item 10	Directors and Officers of the Registrant	56
Item 11	Executive Compensation	61
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13	Certain Relationships and Related Transactions	65
Item 14	Principal Accountant Fees and Services	65
	Glossary	66

	PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	68

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

Item 1. Business

The Company

In this Annual Report on Form 10-K, the words “Magnum Hunter”, “company”, “we”, “our”, and “us” refer to Magnum Hunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

As part of this strategy, from 1996 through 2004, we acquired significant properties from Burlington Resources Inc. (“Burlington”), Spirit Energy 76 (“Spirit 76”), a business unit of Union Oil Company of California, Vastar Resources, Inc. (“Vastar”), Mallon Resources Corporation (“Mallon”) and Tom Brown, Inc. (“Tom Brown”), a subsidiary of EnCana Corporation. On March 15, 2002, we acquired Prize Energy Corp. (“Prize”), which was merged into one of our wholly owned subsidiaries. Prize was a publicly traded independent oil and gas company engaged primarily in the acquisition, enhancement and exploitation of producing oil and gas properties. Prize owned oil and gas properties principally located in three core operating areas, which were in the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Oklahoma and the Texas Panhandle. Over 80% of Prize’s oil and gas property base was located in Texas. In addition to our focus on selected exploratory drilling prospects in the Gulf of Mexico as described below, we intend to continue to concentrate our efforts on additional producing property acquisitions strategically located within our geographic area of operations. We also intend to continue to develop our substantial inventory of drilling and workover opportunities located onshore.

Additionally, we own and operate five gas gathering systems covering over 480 miles and a 50% or greater ownership interest in four natural gas processing plants that are located adjacent to certain company-owned and operated producing properties within the states of Texas, Oklahoma and Arkansas.

At December 31, 2004, Magnum Hunter had an interest in 6,109 wells and had estimated proved reserves of 1.01 Tcfe. Approximately 73% of these reserves were proved developed reserves. The proved reserves have a geographic breakdown as follows: 25% attributable to the Mid-Continent Region, 59% attributable to the Permian Basin Region, 8% attributable to the Gulf Coast Region and 8% attributable to the Gulf of Mexico. At December 31, 2004, our proved reserves had an estimated reserve life of approximately 12.5 years and were 61% natural gas. The company serves as operator for approximately 78% of our properties, based on the gross number of wells in which we own an interest.

Recent Announcement To Be Acquired by Cimarex Energy

On January 26, 2005, Magnum Hunter and Cimarex Energy, Inc. (“Cimarex”) announced that their respective boards of directors had approved an agreement and plan of merger that provides for the acquisition of Magnum Hunter by Cimarex. Closing is anticipated before the end of the second quarter in 2005, subject to customary regulatory approvals.

Under the terms of the proposed agreement, Magnum Hunter shareholders will receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock that they own. The merger is expected to be non-taxable to the shareholders of both companies. In addition to the merger consideration and prior to closing, Magnum Hunter intends to distribute its ownership interest in TEL Offshore Trust to its common stockholders as a special dividend.

Cimarex Energy Co., headquartered in Denver, CO, is an independent oil and gas exploration and production company with operations focused in the Mid-Continent and Gulf Coast areas of the U.S. Its principal operations offices are located in Tulsa, New Orleans and Houston.

In connection with the proposed acquisition, Cimarex and Magnum Hunter have filed relevant materials with the SEC, including one or more registration statement(s) that contain a prospectus and a joint proxy statement. Investors and security holders of Cimarex and Magnum Hunter are urged to read these documents and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information about Cimarex, Magnum Hunter and the merger. Investors and security holders may obtain these documents (and any other documents filed by Cimarex and Magnum Hunter with the SEC) free of charge at the SEC’s website at www.sec.gov. In addition, the documents filed with the SEC may be obtained free of charge (i) at www.cimarex.com or www.magnumhunter.com or (ii) by directing a request to Mary Kay Rohrer, Assistant Corporate Secretary, Cimarex Energy Co., phone: 303-295-3995, fax: 303-295-3494; or Morgan F. Johnston, Corporate Secretary, Magnum Hunter Resources, Inc., phone: 972-401-0752, fax: 972-443-6487. Investors and security holders are urged to read the joint proxy statement/prospectus and the other relevant materials before making any voting or investment decision with respect to the proposed acquisition.

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

Management of Overhead and Operating Costs. We will continue to emphasize strict cost controls in all aspects of our business and will continue to seek to operate our properties wherever possible, utilizing a minimum number of personnel. By operating the substantial majority of our properties, we will generally be able to control direct operating and drilling costs as well as to manage the timing of development and exploration activities. This operating control also provides greater flexibility as to the timing requirements to fund new capital expenditures. By strictly controlling Magnum Hunter’s general and administrative expenses, management strives to maximize our net operating margin.

Properties

The company’s major properties are located in four core areas: (i) the Mid-Continent region, (ii) the Permian Basin, (iii) the Gulf Coast region and (iv) the Gulf of Mexico.

Mid-Continent Region

The Company’s Mid-Continent operations include assets principally located in the Ardmore Basin in south central Oklahoma/Texas Panhandle and in Southwestern Arkansas. The majority of these properties were acquired from Burlington Resources, Spirit 76, Vastar and Prize. Approximately 72% of the estimated reserves are natural gas and 28% are oil and natural gas liquids located on approximately 263,216 net mineral leasehold acres in twenty-seven counties in Oklahoma, eleven counties in Texas and two counties in Arkansas. As of December 31, 2004, DeGolyer and MacNaughton (“D&M”) and Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent reservoir engineers, have estimated the Mid-Continent properties proved reserves at 12.1 MMBbl of oil and natural gas liquids and 182.8 Bcf of natural gas, or, on a natural gas equivalent basis, 255.6 Bcfe. Total net daily production from the Mid-Continent properties for the month of December 2004 was 34.9 MMcf/d for natural gas and 1,273 Bbl/d of oil and natural gas liquids or 42.5 MMcfe/d. Magnum Hunter’s wholly-owned subsidiary, Gruy Petroleum Management Co. (“Gruy”), is the operator of approximately 85% of the wells located in the Mid-Continent Region. Additional Mid-Continent development drilling, recompletion activities and improvements to existing waterflood operations will focus on the Walnut Bend Field, the Red Deer Creek Field, the Madill Field and the Eola-Robberson Field.

Panoma.     The Panoma properties currently consist of approximately 544 natural gas wells in the East Panhandle and South Erick Fields along a corridor 66 miles long and 20 miles wide stretching from Beckham County, Oklahoma to Gray County, Texas. All wells are less than 2,300 feet deep and produce natural gas from the Granite Wash and/or Brown Dolomite formations. For the month of December 2004, net natural gas sales were approximately 9.0 MMcf/d, which excludes liquids processed from this natural gas stream through our gas processing facility located adjacent to these fields, known as the McLean Plant. Development continues with increased density drilling in the West Panhandle.

Eola-Robberson.     The Eola-Robberson Field is located in Garvin County, Oklahoma and has been producing since 1920. It is productive in multiple reservoirs from the fractured Devonion Klippe at 6,400 feet to the Basal Oil Creek at 11,800 feet. The field has primarily been developed within two units, the Eola North Fault Block Unit and the South Eola Bromide Sand Unit. The waterfloods for this field were discontinued in 1992, with the South Eola Bromide Sand Unit being disbanded in 2003. The wellbores are being recompleted into bypassed oil pockets in the Bromide, McLish and Oil Creek and the fractured gas reservoirs such as the Sycamore, Woodford, Hunton and Viola. We have an interest in 66 producing wells, with working interests varying from 8% to 100%. We operate all but 14 of these wells. For the month of December 2004, net production from the field averaged 6,399 Mcf/d and 380 Bbl/d.

Cumberland.     The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. It was discovered in 1940 and is productive in multiple reservoirs from the Goddard down to the Arbuckle formation. Depths range from 2,000 feet to 6,800 feet. Initially, the field produced oil from the Bromide, McLish and Oil Creek formations. These zones were unitized in 1964 for waterflood operations, which continue today. The “Shallow Gas” zones include the Sycamore, Woodford, Hunton, and Viola. These formations are predominantly gas productive and are produced commingled. Development drilling plans exist for four additional proved undeveloped locations to exploit the shallow gas on 160 acre spacing and one proved undeveloped location in the Oil Creek formation. The shallowest zone in the field is the Goddard, which is a channel sand. We have an interest in 74 active wells, with working interests varying from 17% to 100%. We operate all but 10 of these wells. For the month of December 2004, net production from the field averaged 6,061 Mcf/d and 144 Bbl/d.

Walnut Bend. The Walnut Bend Field is located in Cooke County, Texas. The field was discovered in the late 1930‘s and produces oil and gas from numerous intervals ranging in depth from 2,000 feet in the Montgomery sands to over 7,000 feet in the Ellenburger carbonate. There are currently 107 active producing wells and 31 active injection wells. Our working interest ownership in the wells is approximately 91%. For the month of December 2004, net production from the wells averaged 86 Mcf/d and 568 Bbl/d. Current activities in the field include a recompletion program on both active and inactive wellbores as identified by a two-year geological study. This will include the initiation of numerous small waterflood projects.

Madill.     The Madill Field is located in Marshall County in Southern Oklahoma. The first production from this field occurred in 1906 and produces primarily gas from various shallow reservoirs, such as the Sycamore, Woodford, Viola and Bromide at depths ranging from 3,750 feet to 5,700 feet. There are currently 57 active producing wells. Magnum Hunter’s working interest ownership in the wells varies from 41% to 100%. For the month of December 2004, net production from the wells averaged 1,202 Mcf/d and 56 Bbl/d.

Red Deer Creek.     The Red Deer Creek Field and the adjoining Shriekey West Field are located in Roberts County, Texas in the Texas Panhandle. Initial production was established in 1958 in the Lower Albany Dolomite and subsequent successful completions were made in the Wolfcamp, Granite Wash, and Morrow. Producing depths range from 4,100 ft. to 11,000 ft. There are currently 27 active wellbores with working interest ownerships ranging from 53% to 100%. During 2004, these fields benefited from 11 recompletions in the Granite Wash. The Red Deer Creek Field has been re-spaced to 40 acres and a drilling program is slated to begin in 2005 with the Granite Wash as its target. For the month of December 2004, net production from these wells averaged 2,632 Mcf/d and 25 Bbl/d.

Permian Basin

The company’s Permian Basin operations include assets located in West Texas and Southeastern New Mexico with an interest in 3,840 wells located in 240 different fields. Magnum Hunter’s wholly-owned subsidiary, Gruy Petroleum, is the operator of approximately 77% of the producing wells. Management believes the Permian Basin properties will continue to provide significant opportunities for exploitation of oil and natural gas through development drilling, workovers, recompletions, and optimization of enhanced oil recovery projects. As of December 31, 2004, the Permian Basin properties had proved reserves of 48.9 MMBbl of oil and 299.5 Bcf of natural gas, or on a natural gas equivalent basis, 592.8 Bcfe. Total net daily production from the Permian Basin properties for the month of December 2004 was approximately 60,269 Mcf/d of natural gas an 7,451 Bbls/d of oil or 104.9 MMcfe/d.

In evaluating the Permian Basin properties, Magnum Hunter has identified 509 drilling locations including developmental production and injection wells. The top valued fields in the Permian Basin are Spraberry, Westbrook, Warwink, Howard Glasscock, Jo-Mill, Kermit, Keystone, Willo, P&P and the Southeast New Mexico area.

Spraberry.     The Spraberry field is located in Irion, Glasscock and Reagan Counties, Texas. The company owns interest in 309 oil and gas wells. Gruy Petroleum operates 98% of the wells in this field. The NG Tex acquisition in 2004 added several operated wells to the company’s existing position in the Spraberry trend. For the month of December 2004, the company’s net production in this field averaged 344 Bbl/d and 2,685 Mcf/d.

The wells in this field produce from the Spraberry formation at approximately 6,000 feet D&M has identified 88 infill PUD locations with net reserves of 30.7 Bcfe. The company has several wells budgeted for 2005 in this trend.

Westbrook.     The Westbrook field is located in Mitchell County, Texas and produces from the Clearfork formation at a depth of approximately 3,200 feet. Gruy operates the Southwest Westbrook Unit and Morrison G lease and the company owns an 89% and 100% working interest, respectively. The company also owns a small working interest in the Enervest operated North Westbrook Unit. As of December 31, 2004, there were 122 active wells in these three leases. For the month of December 2004, net production from the wells averaged 823 Bbl/d.

The initial wells in this area were drilled in the 1920‘s and waterflood operations began in the 1960‘s. The company is actively drilling infill wells and optimizing waterflood operations in the Southwest Westbrook Unit.

Warwink.     The Warwink field is located in Ward and Winkler Counties, Texas. The company owns interests in 52 wells producing from the Cherry Canyon formation at depths from 4,800 to 7,400 feet. The company’s working interest ownership in these wells varies from 71% to 85% and all wells are operated by Gruy. For the month of December 2004, the company’s net production from these wells averaged 324 Bbl/d and 1,003 Mcf/d.

The wells in this field have multiple stacked Cherry Canyon sands that can be produced together. Several behind pipe zones have been identified and the company is actively adding these zones in the existing wells.

Howard Glasscock.     The Howard Glasscock field is located on the border of Howard and Glasscock Counties, Texas. The company owns an interest in 175 wells, of which 93% are operated by Gruy. The company acquired additional interests in 2002 on two properties, regaining operations and increasing the working interest from 50% to 100%. The company’s working interest in the other wells in this area range from 5% to 100%. For the month of December 2004, the company’s net production from these wells averaged 640 Bbl/d for oil, and 109 Mcf/d for gas.

The properties in the Howard Glasscock field consist of multiple waterfloods in the San Andres, Glorietta and Clearfork formations. The company also owns interests in leases that have been identified as future waterflood candidates.

Jo-Mill.     The Jo-Mill field is located in Borden County, Texas and produces in the Sprayberry formation at approximately 7,100 to 7,500 feet. The company owns a non-operated working interest that ranges from 5% to 33% in three different waterflood units. The company’s net production from these three units averaged 671 Bbl/d and 243 Mcf/d in December of 2004.

These fields were unitized between 1963 and 1973 and were initially waterflooded on a peripheral pattern with 80 acre spacing. From the mid 70‘s to the 90‘s, multiple infill wells were drilled to convert the floods to a line drive pattern on 40 acre spacing. In 2000, ChevronTexaco started drilling 20 acre infill wells in their operated Jo-Mill Unit. D&M has assigned net proved undeveloped reserves of 8,392 MMcfe to an additional 120 locations in the ChevronTexaco operated Jo-Mill Unit.

Kermit.     The Kermit field is located in the heart of Winkler County, Texas. The company owns interests in 191 oil and gas wells with a working interest varying from 21% to 100%. Gruy operates 89% of the wells in this field. The average December 2004 net production from these wells was 169 Bbl/d and 3,521 Mcf/d.

The wells in this field produce from several different horizons, including the Ellenburger, McKee, Fusselman, Devonian, Clearfork, Holt, Colby and Yates. The majority of the wells the company has an interest in are currently producing from the Yates gas cap.

Keystone.     The Keystone field is located in Winkler County, Texas. The company owns an interest in 248 oil and gas wells of which 99.9% are operated by Gruy. These wells produced an average of 296 Bbl/d and 406 Mcf/d net in December 2004.

The company owns 100% working interests in the East Keystone Unit where waterflood operations commenced in June of 2002. This unit is flooding the San Andres and Holt formations on a 20 acre 5 spot pattern. Initial waterflood response has been seen in most parts of the field.

Willo.     The Willo field is located in Crockett and Val Verde Counties, Texas. The company owns an interest in 17 oil and gas wells producing from the Ellenburger, Strawn and Canyon/Wolfcamp formations. The company’s working interest ranges from 23% to 100% in this field with 82% of the wells operated by Gruy. The company’s average net production for December 2004 for these wells was 2,129 Mcf/d. The most prolific zone in this field is the Ellenburger dolomite at an average depth of 14,000 feet. This zone accounts for 94% of the 8.9 MMcfe net proved developed producing reserves assigned to this field by D&M. Proved undeveloped reserves of 17.0 MMcfe net for four additional Ellenburger wells have been identified by D&M.

P&P.     The P&P field is located in Crane County, Texas producing from the Devonian at a depth of 5,500 feet. This field was unitized as the River Bend Devonian Unit for waterflood operations in 2000. Water injection was started in September of 2000 and the unit has experienced an increase in net oil production from 160 Bbl/d in April of 2001 to 350 Bbl/d in December of 2004. The company owns a 47% working interest in 20 wells and all are operated by Gruy.

This field is located adjacent to the Gruy operated Abell Devonian Unit that has been under waterflood operations in the Devonian since 1961. Proved undeveloped reserves were assigned by D&M to the River Bend Devonian Unit in contemplation of a carbon dioxide injection project that is anticipated to follow waterflood operations.

Southeast New Mexico.     The Southeast New Mexico properties consist of approximately 1,100 wells in Chaves, Lea, and Eddy Counties, of which 71% are operated by Gruy. Several of the company’s fields in Lea County produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. The average net production for the Southeast New Mexico properties for December 2004 was 1,915 Bbl/d and 42,784 Mcf/d.

The company has been actively drilling increased density wells in the Morrow formation at approximately 11,500 feet. The company participated in 34 Morrow wells in 2004 and has 23 operated wells planned for 2005. D&M has identified 93 proved undeveloped locations for the Morrow, with net reserves of 64.8 BCFe.

Several of the Morrow wells have identified proved developed non-producing areas in the Atoka and Strawn formations. The Encana acquisition that closed in 2004 greatly increased the Company’s upside potential in S. E. New Mexico.

Gulf Coast

We own an interest in 360 wells in the Gulf Coast region, of which Gruy is the operator of approximately 71% of the wells. Magnum Hunter has received an engineering evaluation from D&M on the net reserves in the Gulf Coast. According to D&M, as of December 31, 2004, the Gulf Coast properties had proved reserves of 2.0 MMBbl of oil and 63.7 Bcf of natural gas, or on a natural gas equivalent basis, 75.6 Bcfe. Approximately 84% of the estimated reserves are natural gas and 16% are oil. Total net daily production from the Gulf Coast properties for the month of December 2004 was approximately 20.1 MMcf/d of natural gas and 566 Bbls/d of oil.

The principal fields in the onshore Gulf Coast region are Brazil, Buchel, Provident City, Alta Loma and Word, North.

Buchel.     The company operates eight producing wells and one salt water disposal well in this Dewitt County, Texas field. We have an 87.5% working interest in two of the wells and own a 100% working interest in the remaining wells. The producing interval in the Buchel field is the lower cretaceous Edwards formation at approximately 14,000 feet. Production averaged 1,567 Mcf/d and 17 Bbl/d in December 2004 net to the company’s interest. Net proved reserves for this field were 10.4 Bcfe as of December 31, 2004.

Provident City.     The company owns varying working interests, between 2% and 100%, in 15 wells in this field located in Lavaca County, Texas. Five of the wells are company operated. Production is primarily from the Wilcox formation at 8,500 feet to 17,500 feet. Production attributable to the company’s interest averaged 1,747 Mcf/d and 9 Bbl/d in December 2004. As of December 31, 2004, the net proved reserves assigned to this field were 5.2 Bcfe.

Alta Loma.     The company owns a 41% and a 48% working interest in two producing wells in this field. In addition, we also own and operate a salt water disposal well. This field is located in Galveston County, Texas and produces from the Frio formation at approximately 12,500 feet. Production attributable to the company’s interest averaged 1,925 Mcf/d and 130 Bbl/d in December 2004. As of December 31, 2004, the net proved reserves assigned to this field were 6.5 Bcfe.

Brazil.     The company owns varying working interests, between 30% and 50%, in eight producing wells in this field located in McMullen County, Texas. Six of the wells are company operated. Production is primarily from the Wilcox formation at 9,000 feet to 13,000 feet. Production attributable to the company’s interest averaged 8,505 Mcfd and 21 Bbl/d in December 2004. The company drilled and completed three new wells in this area in 2004 and is in the process of drilling a fourth. As of December 31, 2004, the net proved reserves assigned to this field were 7.5 Bcfe.

Word, North.     We own varying working interests, between 4% and 100%, in 21 wells in this field located in Lavaca County, Texas. Eighteen of the wells are operated by the Company. Production is from the Edwards formation at approximately 14,000 feet and averaged 1,121 Mcf/d and 17 Bbl/d in December 2004 net to our interest. Net proved reserves for this field were 9.5 Bcfe as of December 31, 2004.

Gulf of Mexico

Our initial entry into the Gulf of Mexico occurred March 27, 1998 when we acquired approximately 40% beneficial ownership interest in TEL Offshore Trust. One year later in May 1999, we began participating as a working interest owner in new exploratory drilling on the shallow water shelf. We currently own an interest in 245 blocks in the Gulf of Mexico ranging from 12.5% to 100%. Proved reserves have been assigned in 55 blocks encompassing 85 gross wells (29.7 net wells). The company operates 16 of these wells (10.1 net wells). According to D&M, as of December 31, 2004, the Gulf of Mexico properties had proved reserves of 3.1 MMBbl of oil and 64.1 Bcf of natural gas (82.6 Bcfe). Approximately 78% of the estimated reserves are natural gas and the remaining 22% is oil. Total net daily production from the Gulf of Mexico properties for the month of December 2004 was 53.4 MMcf/d of natural gas and 2,121 Bbls/d of oil. At December 31, 2004, the company had nine additional discoveries that commenced production in 2005.

Ship Shoal 358.     The company owns varying working interests, between 15% and 39.2%, in four wells operated by ATP Oil & Gas. Production is from Upper Pliocene sands at approximately eight to nine thousand feet. The wells are located in Federal waters south of Terrebonne Parish, Louisiana in a water depth of 420 feet. Production from the first well was initiated in March 2004. Subsequent wells were put on production as they were completed. Production from all the wells attributable to the company’s interest averaged 3,397 Mcfd and 270 Bbls/d in December 2004. As of December 31, 2004, the net proved reserves for Ship Shoal 358 were 5.1 Bcfe.

Vermilion 241.     Our interest in Vermilion 241 consists of a 50% working interest in one well operated by Remington Oil & Gas. Production is from the Bul 1 Sand at approximately 11,000 feet. The field is located in 115 feet of water on Federal leases south of Vermilion Parish, Louisiana. First production was established in July 2004 and averaged 1,850 Mcfd and 56 Bbls/d in December 2004, net to our interests. The net proved reserves attributable to this well were 3.7 Bcfe as of December 31, 2004.

West Cameron 458 Area.     This area encompasses West Cameron blocks 457 and 458. We own a 40% working interest in one subsea completion and four additional wells drilled from the platform located in Block 458. Remington Oil & Gas operates the field which is located in 117 feet of water on Federal leases south of Cameron Parish, Louisiana. The initial well started production in July 2004 with the last well coming on in October 2004. Production is from the Lentic 1 and Basal Nebraskan zones ranging in depths from 7,400 feet to 12,000 feet. Net to our interest, production averaged 7,227 Mcfd and 2 Bbls/d in December 2004. Net proved reserves for the West Cameron 458 Area were 3.8 Bcfe as of December 31, 2004.

Main Pass 107.     Main Pass 107 is operated by Kerr McGee and is located on Federal leases in 52 feet of water east of Plaquemines Parish, Louisiana. The company’s ownership consists of a 50% working interest in one well producing from the Tex W 1 at approximately 11,400 feet. The well also has numerous behind pipe recompletion opportunities in zones up to 9,800 feet. First production was established in January 2003. In December 2004, production for the well averaged 1,776 Mcfd and 114 Bbls/d net to our interest. As of December 31, 2004, the net proved reserves attributable to this well were 6.0 Bcfe.

Eugene Island 302.     Our interest in Eugene Island 302 consists of a 30% working interest in two producing wells and one shut in well operated by Remington Oil & Gas. Current production is from the Basal Nebraskan zone at approximately 9,000 to 10,000 feet. The field is located in 220 feet of water on Federal leases south of St. Mary Parish, Louisiana. Initial production was established in May 2002. Production attributable to the company’s interest averaged 391 Mcfd and 329 Bbls/d in December 2004. Net proved reserves for this field were 3.2 Bcfe as of December 31, 2004.

Main Pass 178 Area.     This area is comprised of Main Pass blocks 163, 164 and 178 and is located in Federal waters east of Plaquemines Parish, Louisiana in water depths of 124 feet to 150 feet. The company owns a 100% working interest and operates four existing wells from two platforms; and added an additional well and platform in 2003, in which the company owns a 60% working interest. First production for the area was established in December 2001. These wells produce from various sands of Lower Pliocene to Middle Miocene age, at depths ranging from 4,800 feet to 12,000. A sidetrack well to the Main Pass 178 A-1 well is planned to be drilled in 2005. The company will retain a 60% interest in this well. Production to the company’s interest averaged 975 Mcfd and 29 Bbls/d in December 2004. Net proved reserves for the Main Pass 178 Area were 7.9 Bcfe as of December 31, 2004.

South Timbalier 265 Area.     This area encompasses South Timbalier blocks 250, 264 and 265 and is located in Federal waters south of Terrebonne Parish, Louisiana in water depths of 185 feet to 225 feet. The company operates eight producing wells and seven shut in wells from five platforms with interests ranging from 40% to 100%. The company initially acquired its interest in South Timbalier 265 though a like-kind property exchange with Kerr McGee in August 2000. Additional interests in the area were acquired from El Paso in March 21. The wells produce from various sands ranging in depth from 4,800 feet to 16,000 feet. The company drilled the South Timbalier 250 A-3 well in 2004 which came on production in January 2005 at an average rate of 2,100 Mcfd net to the company’s interest. Production for the area averaged 1,287 Mcfd and 124 Bbls/d in December 2004 prior to this well coming on line. As of December 31, 2004, the net proved reserves for the South Timbalier 265 Area were 7.5 Bcfe.

Gas Processing Plants

McLean Plant.     In January 1997, we complemented our Panoma acquisition by purchasing a 50% ownership interest in the McLean Gas Plant and a related 22 mile products pipeline. This plant is a modern cryogenic plant utilizing approximately 2,000 horsepower of high speed compression and a gas processing capacity of approximately 23 MMcf/d. For the month of December 2004, throughput of the plant averaged 6.5 MMcf/d with processed liquids of 426 Bbl/d. The McLean Gas plant keeps 100% of the liquids recovered through the plant and pays the producer a value per Btu for the shrink and residue allocable to each producer’s production less a gathering fee, plant and compression fuel and system loss.

Madill Plant.     In December 1999, we acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma, and were acquired in conjunction with our 50% partner, Carrera Gas Gathering Co., L.L.C., of Tulsa, Oklahoma, who acquired the other 50% of the gas plant and associated assets. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high speed compression and has gas processing capacity of approximately 18 MMcf/d. For the month of December 2004, throughput of the plant averaged 7.9 MMcf/d of natural gas with processed liquids of 483 Bbl/d. The Madill Gas Plant processes natural gas under contracts that are primarily percent of proceeds (“POP”) based contracts. The contracts’ percentages vary depending on volume and producer.

Walker Creek Plant.     In conjunction with the Vastar acquisition, we acquired an approximate 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, we sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P., of which we are the general partner. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower of leased compression and has a gas processing capacity of 12 Mmcf/d. For the month of December 2004, throughput of the plant net to our interest averaged 131 Mcf/d with processed liquids of 7 Bbl/d. The Walker Creek Plant is run for the sole benefit of the Walker Creek Unit. No third party production is delivered into the facility. All residue and NGL proceeds and plant costs are allocated to the Walker Creek Unit.

Elmore City Processing Plant.     We acquired a 100% ownership interest in the Elmore City Plant in the Prize merger. This gas processing facility and associated gathering system assets are located in Garvin County, Oklahoma. These facilities include over 25 miles of gathering pipelines and an NGL extraction plant consisting of a cryogenic unit and approximately 7,000 horsepower of various types of compressors. The plant’s 2004 throughput averaged 10.4 MMcf/d with a total throughput capacity of approximately 35 MMcf/d. For the month of December 2004, throughput of the plant averaged 9.8 MMcf/d with processed liquids of 845 Bbl/d. The Elmore City Plant processes natural gas under contracts that are solely POP contracts. The plant receives on average approximately 20% of the residue and 40% to 45% of the recovered liquids attributable to a producer’s gas delivered into the system.

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

Development Drilling

Magnum Hunter’s development strategy focuses on maximizing the value and productivity of our oil and gas asset base through development drilling and enhanced recovery projects. We have budgeted approximately $96.8 million for exploitation and development activities for 2005 with $67.4 million of such budget allocated to our proved undeveloped reserves. We have identified 976 development drilling locations and workover opportunities on our properties to which proved reserves have been attributed. In exploiting our producing properties, we rely upon our in-house technical staff of petroleum engineering and geological professionals and utilize the services of outside consultants on a selective basis.

Mid-Continent Region. A total of 194 development drilling locations and workover opportunities have been identified in the Mid-Continent Region. Increased density drilling will continue to enhance the value of the Panoma Prospect. Approximately 92 drilling locations have been identified as proven, many of which were reclassified as proven in late 2003 when Magnum Hunter received regulatory approval to reclassify its westernmost Panoma acreage. Spacing for those units was changed from 640 acres to 160 acres per well.

Additional Mid-Continent development opportunities center around recompletion opportunities in the Eola-Robberson, North Madill, Cumberland and Walnut Bend Fields. All of these fields are large, multi-pay fields with a large well count. Approximately 116 recompletion opportunities have been identified in those four fields.

Permian Basin Properties. Magnum Hunter has maintained a continuous two-rig drilling program in Southeast New Mexico for over two years. A third operated rig was added in September of 2004 with the closing of the Encana acquisition. Target reservoirs are Morrow, Atoka and Strawn at depths down to 13,000 feet. The majority of the wells drilled have been increased density wells. Primary fields drilled in 2004 and scheduled for 2005 are White City and South Carlsbad in Eddy County and the Quail Ridge in Lea County. A total of 23 operated wells are budgeted for 2005. Magnum Hunter’s working interest ranges from 24% to 100%, with an average in the 70% range. Most of the drilling through February 2005 has been on acreage acquired in the Burlington, Mallon and Encana acquisitions. We recently have entered into two separate agreements with ConocoPhillips which allows Magnum Hunter to participate in wells drilled on ConocoPhillips acreage in the High Lonesome area. Additional similar farmouts are in the various stages with other large producers in the general area.

Additional development drilling in the Permian Basin centers around increased density drilling in the Westbrook Field in Mitchell County, Texas, where we drilled 11 wells in 2004. Over 100 Spraberry and Canyon locations were identified with the NG Tex acquisition that was closed in 2004. Several well sidetrack recompletions are planned for the Brunson Ranch Field in Loving County, Texas with one budgeted for 2005. Also numerous proven undeveloped locations have been identified in Lea County, New Mexico targeting the shallow intervals down to approximately 3,000 feet.

Exploratory Drilling

We spent $52.7 million of our $540 million 2004 capital expenditures on exploratory drilling and related land and geophysical costs. Thirty-two offshore exploratory wells were drilled in 2004, of which 26 were completed as producing wells providing us with a 81% success rate. We entered the Gulf of Mexico as a working interest owner in new exploratory drilling on the shallow water shelf in May 1999. This program has yielded 82 completions in 104 attempts by the end of 2004, and as the proved reserves associated with these new wells are developed, they have been adding significant cash flow. Production from our producing blocks was approximately 66.1 MMcfe/d net to the company as of December 2004. Nine new wells scheduled to commence production in the first half of 2005 should add to these levels. We currently own an interest ranging from 12.5% to 100% in 245 offshore blocks and expect to add to the number of OCS blocks in 2005. An aggressive drilling program will continue in 2005.

The onshore exploration program remains active. One of the Morrow tests drilled in New Mexico was a true exploratory test in which Magnum Hunter held a 100% working interest. The well found gas in the Morrow, as well as from the Strawn zone. We participated in additional exploration in West Texas on successful projects with Oxy Oil and Gas and EOG Resources.

Gathering and Processing of Gas

Hunter Gas Gathering, Inc., a wholly-owned subsidiary of the company, owns five gas gathering systems located in Oklahoma, New Mexico, Texas and Arkansas, none of which are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), and has ownership interests in four gas processing plants. Gruy operates all of the gas gathering systems and two of the gas processing plants.

Generally, the gathering systems transport the natural gas from wells to a common point where it is dehydrated prior to redelivery to downstream pipelines. In managing our gas gathering systems, we have emphasized operating efficiency and overhead management and introduced a program in certain areas which ties throughput costs to volume transported rather than to compression capacity. We believe that our focus on volume-based pricing reduces the potential financial impact of a decline in actual throughput. Since most of the compression costs are not fixed, but are tied to volumes transported, the compression operator has an incentive to ensure compression is appropriately sized to gain compression efficiency and to minimize compressor downtime so that as much volume is being transported as possible. The lower the volume transported, the lower the fee to the compression operator, and in some situations, the compression operator incurs a penalty.

The Panoma system, the largest of our gas gathering systems, consists of approximately 455 miles of pipeline. The main trunk lines run east to west for approximately 66 miles with the east end starting in Beckham County, Oklahoma and the west end starting in Gray County, Texas. For the year ending December 31, 2004, gas throughput for the Panoma gas gathering system averaged 15.2 MMcf/d. The Panoma gas gathering system is connected to a third party header system which provides access to multiple major interstate and intrastate pipelines in the area serving Midwestern, Western and Oklahoma markets. We operate approximately 523 of the approximately 610 wells connected to the Panoma system, and are actively seeking to add new wells to this system through acquisition, development or arrangements with third party producers.

Effective January 1997, we purchased a 50% ownership interest in the McLean Gas Plant, a gas processing facility located adjacent to our Panoma gas gathering system. The purchase also included a 22 mile products pipeline between the McLean Gas Plant and the Koch Pipeline at Lefors, Texas and all gas and product purchase and sales agreements related to the plant. The McLean Gas Plant is a modern cryogenic gas processing plant with a throughput capacity of 23.0 MMcf/d. For the year ending December 31, 2004, throughput net to Hunter Gas Gathering, was approximately 7.01 MMcf/d with processed liquids of 468 Bbl/d. We acquired our 50% ownership interest in the plant from Carrera Gas Company, L.L.C. (“Carrera”) of Tulsa, Oklahoma, which owns the remaining 50% of the plant and is plant operator.

We acquired a 100% ownership interest in the Elmore City Plant in the Prize merger. This gas processing facility and associated gathering system assets are located in Garvin County, Oklahoma. The facilities include over 25 miles of gathering pipelines and an NGL extraction plant consisting of a cryogenic unit and approximately 7,000 horsepower of various types of compression. For the year ending December 31, 2004, the plant’s 2004 throughput averaged 10.4 MMcf/d with 942 Bbls/d of processed liquids. The plant has a total throughput capacity of approximately 35 MMcf/d.

In December 1999, we acquired the Madill Gas Processing Plant and associated gathering system assets from Dynegy Midstream Services, Limited Partnership, a wholly-owned subsidiary of Dynegy Inc. The gas processing plant and associated facilities are located in Marshall and Bryan Counties, Oklahoma and were acquired in conjunction with our 50% partner, Carrera. The acquisition includes over 130 miles of gas gathering pipelines. This modern cryogenic plant has 3,350 horsepower of high-speed compression and has gas processing capacity of approximately 18 MMcf/d. For the year ending December 31, 2004, throughput of the plant, net to Hunter Gas Gathering, averaged 8.03 MMcf/d of natural gas with processed liquids of 493 Bbls/d.

In conjunction with the Vastar acquisition, we acquired approximately 59% ownership interest and became the operator of the Walker Creek Plant and associated gathering system. In 2000, we sold a 44.2% interest in the Walker Creek Plant to Mallard Hunter L.P., of which we are the general partner. This facility is located in southwest Arkansas in Lafayette and Columbia counties. This propane refrigeration plant utilizes 3,160 horsepower leased compression and has a gas processing capacity of 12 MMcf/d. The Walker Creek Plant is run for the sole benefit of the Walker Creek Unit. There is not any third party production delivering into the facility nor is the facility set up as a separate business unit. All residue and NGL proceeds and plant costs are allocated to the Walker Creek Unit. For the year ending December 31, 2004, throughput of the plant, net to our interest, averaged 0.157 MMcf/d with processed liquids of 8 Bbls/d.

In the second half of 2004, Hunter Gas Gathering began construction of the White City Gathering System, located 5 miles southeast of the White City Penn Field in Eddy County New Mexico. The system will initially service a 12-section area under development by our production company, Magnum Hunter Production, Inc. in an area previously lacking any pipeline infrastructure for getting as to markets. This system was put into service in October 2004 and development of this area is progressing with three wells connected and flowing and others in stages of drilling or completion. There are 32 potential locations identified for service by the White City System. There is no processing expected in this area due to the dry nature of the gas. The system is currently connected to one downstream gatherer with the potential for two interconnects to move gas into the interstate markets. For the month of December 2004, throughput on the system was 1.9 MMcf/d.

The Baker Gas Gathering System was constructed and put into service in August 2004. Hunter Gas Gathering is the operator of the system and owns a 50% interest with Rutherford Oil Corporation owning the remaining interest. It consists of approximately 19,500 feet of 8” pipeline located in McMullen County, Texas and provides an outlet for multiple wells to Houston Pipe Line’s 16” line to the South. Initial production from each well is estimated in the range of 8 – 15 MMcf/d with 3 wells connected and flowing. For the month of December 2004, throughput on the system, net to Hunter Gas Gathering, averaged 3.3 MMcf/d.

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

We acquired an 80% controlling interest in Metrix Networks, Inc. (“Metrix”) in December 2003. Metrix provides equipment and monitoring services to companies in the energy industry.

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

Regulation of Natural Gas and Oil Exploration and Production

Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. In as much as such laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

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

Employees

At December 31, 2004, we had 262 full-time employees of which 62 were management, 118 were administrative and 82 were field personnel. None of our employees are represented by a union. Management considers our relations with employees to be very good.

Facilities

Magnum Hunter occupies approximately 23,386 square feet of office space at 600 East Las Colinas Boulevard, Suite 1100, Irving, Texas, under a lease that expires in November 2005. We also occupy approximately 19,635 square feet of office space in Grapevine, Texas, under a lease that expires in December 2005. We own field offices and production yards in Shamrock, Gainesville and Victoria, Texas; Cumberland and Madill, Oklahoma; Carlsbad, New Mexico; and Taylor, Arkansas. We also lease field production offices in Midland, Kermit and Abilene, Texas; Artesia and Eunice, New Mexico; and Oklahoma City and Woodward, Oklahoma.

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

Under the full cost accounting method, we are required to take a non-cash charge against earnings if capitalized costs of acquisition, exploration and development, net of depletion, depreciation and amortization, less deferred income taxes, exceed the present value of our proved reserves and the lower of cost or fair value of unproved properties after income tax effects. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase. We did not incur a write-down of our oil and gas property pool during 2004.

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

Maintaining reserves and revenues in the future depends on successful exploration and development and are subject to revision.

Our future success depends upon our ability to find or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully explore, develop or acquire properties containing proved reserves, our proved reserves will generally decline as we produce them. From time to time, drilling on proved undeveloped properties can result in revisions to previous estimates due to performance, without regard to product pricing. Since 1999, the revisions to previous estimates for all properties have been a net positive reserve addition. The decline rate varies depending upon reservoir characteristics and other factors. Our future oil and gas reserves and production, and, therefore, cash flow and income, depend greatly upon our success in exploiting our current reserves and acquiring or finding additional reserves. We cannot assure you that our planned development projects and acquisition activities will result in significant additional reserves or that we will successfully drill productive wells at economic returns to replace our current and future production.

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

We hedge our oil and gas production.

Periodically, we have entered into hedging transactions to reduce the effects of fluctuations in crude oil and natural gas prices. At March 1, 2005, Magnum Hunter had approximately 43% of its natural gas production and 17% of its crude oil production hedged through December 31, 2005. In addition, at March 1, 2005, Magnum Hunter had 11% of its natural gas production and 8% of its crude oil production hedged for calendar year 2006. The hedging activities of the company, while intended to reduce sensitivity to changes in market prices of oil and gas, are subject to a number of risks including instances in which we or the counterparties to our hedging contracts fail to perform. Additionally, the fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. Most of our hedging contracts are in the form of collars, which limit the benefit we would otherwise receive if actual prices exceed the collars.

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

We have now and will continue to have a significant amount of indebtedness. As of March 1, 2005, we had total indebtedness of approximately $623.7 million.

In connection with our merger with Prize in 2002, we issued $300 million of 9.6% Senior Notes due 2012 and established a new credit facility (“Facility”) with a borrowing base of $350 million as of December 1, 2003, that is secured by the assets of the combined company. Proceeds from the 9.6% Senior Notes offering and borrowings under the Facility were used to refinance the outstanding indebtedness under the existing senior credit facilities of both Magnum Hunter and Prize, fund the cash component of the merger consideration in the merger with Prize and pay costs and fees associated with the merger. Although in December 2003 we repaid the remaining $60 million in principal amount of our 10% Senior Notes due 2007, we incurred $125 million of new debt through our offering of floating rate convertible senior notes due 2023 (“Convertible Notes”) and we have a modified borrowing base of $525 million under our Facility in addition to the $195 million in principal amount of our 9.6% Senior Notes due 2012. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. The covenants contained in our Facility and the indenture relating to our 9.6% Senior Notes require us to meet financial tests and limit our ability to borrow additional funds or to acquire or dispose of assets. Also, our ability to obtain additional financing in the future may be impaired by our substantial leverage. Additionally, the senior, as opposed to subordinated, status of our 9.6% Senior Notes due 2012 and the Convertible Notes, our high debt to equity ratio, and the pledge of substantially all of our assets as collateral for our Facility will, for the foreseeable future, make it difficult for us to obtain financing on an unsecured basis or to obtain secured financing other than “purchase money” indebtedness collateralized by the acquired assets.

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

We will need to continue to make substantial capital expenditures for the acquisition, enhancement, exploitation and production of oil and natural gas reserves. Without successful enhancement, exploitation and acquisition activities, our reserves and revenues will decline over time due to natural depletion. In 2004 we had a capital expenditures budget of $245 million for exploration, enhancement, exploitation and drilling activities on oil and natural gas properties. Our capital expenditures budget for 2005 is $250 million. We intend to finance our capital expenditures, other than significant acquisitions, from internally generated funds provided by operations and borrowings under our Facility. The timing of most of our capital expenditures is discretionary, with no long-term capital commitments. Consequently, we have a significant degree of flexibility to adjust the amounts of our capital expenditures as circumstances may warrant. However, in the long term, if our cash flow from operations and availability under our Facility are not sufficient to satisfy capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to allow us to fund our continued growth.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then existing stockholders’ equity interests in us. We are authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our board of directors has the authority to issue, without vote or action of stockholders, additional shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to 200,000,000 shares of common stock, of which approximately 88,013,002 shares were outstanding as of March 7, 2005. We are also authorized to issue, without stockholder approval, securities convertible into shares of common stock or preferred stock.

The market price of our common stock and our ability to raise equity could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

A substantial number of our shares are issuable upon the exercise of options and warrants. A substantial number of shares will be available for sale under Rule 144 by our management and other affiliates who collectively owned approximately 7.8% of our outstanding common stock as of March 7, 2005.

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

Item 2. Description of Properties

Oil and Gas Reserves

General

All information set forth in this Form 10-K regarding estimated proved reserves and related estimated future net cash flows for our oil and gas interests is taken from reports prepared by DeGolyer and MacNaughton of Dallas, Texas and Cawley Gillespie & Associates, Inc. of Fort Worth, Texas, both independent petroleum engineers with respect to our interests at December 31, 2004, December 31, 2003 and December 31, 2002 (using oil and gas prices in effect on each respective date).

The estimates of these independent petroleum engineers were based upon their review of production histories and other geological, economic, ownership and engineering data we provided. We bear complete responsibility and liability for our reserve estimates.

Net cash flows is defined as net revenues, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. Estimates have been made using constant oil and gas prices and operating costs, at December 31, 2004, or as otherwise indicated.

The estimates of future net cash flows from proved reserves are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Our estimates of proved reserves and future net cash flows were estimated using the following weighted average prices, before deduction of production taxes:

	Prices Used in Reserve Reports at December 31,
	2004	2003	2002
Gas (per Mcf)	$5.66	$5.24	$4.23
Oil (per Bbl)	$41.66	$31.33	$29.99
NGL	$29.93	$22.96	$17.80

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

Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our proved reserves since December 31, 2004. No estimates of proved reserves of oil and gas have been filed by the company with, or included in any report to, any United States authority or agency (other than the Securities and Exchange Commission) since January 1, 2001.

Company Reserves

The following tables set forth our estimated proved reserves of oil and gas on an actual basis at December 31, 2004, 2003 and 2002. These proved reserves were determined in accordance with Regulation S-X, Rule 4-10(a) (2) (3) (4), which are the only applicable definitions of proved oil and gas reserves.

Estimated Proved Oil and Natural Gas Reserves (a)
	At December 31,
	2004	2003	2002
Net gas reserves (Mcf):
Proved developed	442,630,521	368,530,450	362,325,297
Proved undeveloped	167,487,550	125,522,024	96,318,346

Total proved gas reserves	610,118,071	494,052,474	458,643,643

Net oil reserves (Bbl):
(including condensate)
Proved developed	42,441,787	38,260,657	40,786,302
Proved undeveloped	17,302,268	13,920,319	13,885,296

Total proved oil reserves	59,744,055	52,180,976	54,671,598

Net NGL reserves (Bbl):
(including condensate)
Proved developed	5,566,810	4,728,119	7,726,147
Proved undeveloped	770,280	488,364	684,241

Total proved NGL reserves	6,337,090	5,216,483	8,410,388

Total Proved Reserves (Mcfe)	1,006,604,941	838,437,228	837,135,559

(a)     Based upon reserve reports at December 31, 2004, 2003 and 2002 prepared by D&M and Cawley Gillespie.

The following tables set forth the estimated proved reserves of oil and gas included in the previous tables which are claimed exclusively through our gas plant ownership.

Estimated Proved Oil and Natural Gas Reserves (a)
(Through Gas Plant Ownership)
	At December 31,
	2004	2003	2002
Net gas reserves (Mcf):
Proved developed	9,418,512	9,162,200	8,030,900
Proved undeveloped	350,349	351,100	328,400

Total proved gas reserves	9,768,861	9,513,300	8,359,300

Net oil reserves (Bbl):
(including condensate)
Proved developed	126,598	166,800	121,600
Proved undeveloped	9,298	30,400	5,600

Total proved oil reserves	135,896	197,200	127,200

Net NGL reserves (Bbl)
(including condensate)
Proved developed	4,398,390	3,637,100	4,179,700
Proved undeveloped	550,016	452,600	349,100

Total proved NGL reserves	4,948,406	4,089,700	4,528,800

Total Proved Reserves (Mcfe)	40,274,673	35,234,700	36,295,300

    (a)        Based upon reserve reports at December 31, 2004, 2003 and 2002 prepared by D&M.

Significant Properties

On December 31, 2004, 100% of our proved reserves on a Bcfe basis were located in the Mid-Continent region, the Permian Basin, the Gulf Coast region and the Gulf of Mexico. On such date, our properties included working interests in 5,455 gross (3,641 net) productive oil and gas wells.

The following table sets forth summary information with respect to our estimated proved reserves of oil and gas at December 31, 2004.

	Proved Reserves
	Oil (Bbl)	Gas (Mcf)	NGL (Bbl)	Natural Gas Equivalent (Mcfe)
Mid-Continent region (a)	5,793,128	182,819,743	6,337,090	255,601,051
Permian Basin-New Mexico region (a)	8,247,951	184,159,914	--	233,647,620
Permian Basin-Texas region	40,630,590	115,364,687	--	359,148,227
Gulf Coast region (a)	1,984,696	63,696,822	--	75,604,998
Gulf of Mexico (a)	3,087,690	64,076,905	--	82,603,045

Total	59,744,055	610,118,071	6,337,090	1,006,604,941

     (a)       Based on reserve reports at December 31, 2004 prepared by D&M and Cawley Gillespie.

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

	Year Ended December 31,
	2004	2003	2002
Oil and gas production:
Oil (Mbbl)	4,080	3,893	3,875
Gas (MMcf)	55,961	49,695	47,683
Natural Gas Equivalent (MMcfe)	80,442	73,052	70,933
Average sales price (a):
Before Hedge Contracts:
Oil (per Bbl)	$39.62	$29.62	$25.18
Gas (per Mcf)	5.82	4.89	3.07
Natural Gas Equivalents (per Mcfe)	6.06	4.91	3.45
After Hedge Contracts:
Oil (per Bbl)	$34.27	$26.42	$24.04
Gas (per Mcf)	5.41	3.66	3.10
Natural Gas Equivalent (per Mcfe)	5.50	3.90	3.40
Oil and gas production lifting costs (per Mcfe)	$0.76	$0.77	$0.72
Production taxes and other costs (per Mcfe) (b)	$0.54	$0.45	$0.40

    (a)        Before deduction of production taxes and net of hedging results.

    (b)        Includes ad valorem taxes, insurance, bonds, company overhead and net profits interest.

Drilling Activity

The following table sets forth the results of our drilling activities during the three fiscal years ended December 31, 2004, 2003 and 2002.

		Gross Wells (a)			Net Wells (b)
Year	Type of Well	Total	Producing (c)	Dry (d)	Total	Producing (c)	Dry (d)
2004	Exploratory
	Texas	2	2	0	0.21	0.21	0
	Oklahoma	1	1	0	0.04	0.04	0
	New Mexico	1	1	0	0.23	0.23	0
	Offshore Gulf of Mexico	32	26	6	12.10	9.86	2.24

	Development
	Texas	89	89	0	35.19	35.19	0
	Oklahoma	9	7	2	1.21	0.97	0.24
	New Mexico	34	34	0	16.09	16.09	0
	Offshore Gulf of Mexico	7	7	0	2.35	2.35	0
2003	Exploratory
	Texas	2	1	1	0.6	0.33	0.27
	Oklahoma	0	0	0	0	0	0
	New Mexico	2	2	0	0.35	0.35	0
	Offshore Gulf of Mexico	21	14	7	8.86	6.51	2.35
	Development
	Texas	64	63	1	27.29	26.41	0.88
	Oklahoma	4	4	0	0.35	0.35	0
	New Mexico	25	25	0	12.62	12.62	0
	Offshore Gulf of Mexico	6	6	0	1.03	1.03	0
2002	Exploratory	~
	Texas	2	1	1	1.3	1	0.3
	Oklahoma	0	0	0	0	0	0
	New Mexico	6	6	0	2.05	2.05	0
	Offshore Gulf of Mexico	21	16	5	6.24	4.82	1.42
	and Other
	Development
	Texas	62	61	1	23.01	22.01	1
	Oklahoma	3	2	1	0.26	0.13	0.13
	New Mexico	16	16	0	5.20	5.20	0
	Offshore Gulf of Mexico	14	14	0	2.8	2.8	0
	and Other

(a)	The number of gross wells is the total number of wells in which a working interest is owned.

(b)	The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(c)	A producing well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(d)	A dry well is an exploratory or development well that is not a producing well.

Oil and Gas Wells

The following table sets forth the number of oil and natural gas wells in which we had a working interest at December 31, 2004. All of these wells are located in the United States.

	Productive Wells As of December 31, 2004
	Gross (a)			Net (b)
Location	Oil	Gas	Total	Oil	Gas	Total
Texas	2,295	1,228	3,523	1,644.85	867.24	2,512.09
New Mexico	421	629	1,050	292.73	378.84	671.57
Oklahoma	196	484	680	151.39	247.82	399.21
Louisiana	8	8	16	4.96	4.51	9.47
Arkansas	59	1	60	2.80	0.00	2.80
Offshore Gulf of Mexico	9	102	111	1.13	39.83	40.96
Other	1	14	15	0.06	4.87	4.93

Total	2,989	2,466	5,455	2,097.92	1,543.11	3,641.03

(a)	The number of gross wells is the total number of wells in which a working interest is owned. Well counts include wells with multiple completions. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross wells.

(b)	The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2004:

	Developed		Undeveloped
	Gross (a)	Net (b)	Gross (a)	Net (b)
Arizona	--	--	920,217	920,217
Kansas	10,377	6,873	480	480
Louisiana	472	283	--	--
New Mexico	190,108	77,429	1,698,877	1,635,409
Oklahoma	168,149	105,098	22,042	12,873
Texas	351,694	200,588	136,585	85,897
Utah	8,063	8,063	87,106	87,106
Wyoming	25,775	25,555	2,720	2,720
Offshore Gulf of Mexico	292,903	111,368	829,877	491,375
Other	8,087	3,045	6,772	4,178

Total	1,055,628	538,302	3,704,676	3,240,255

(a)	The number of gross acres is the total number of acres in which a working interest is owned.

(b)	The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Substantially all of our interests are leasehold working interests or overriding royalty interests (as opposed to mineral or fee interests) under standard onshore oil and gas leases. As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although we have title examined by a landman or title attorney prior to acquisition of mineral acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In certain instances, title opinions may not be obtained if, in our judgment, it would be uneconomical or impractical to do so. We anticipate no material expirations on any of our leased acreage over the next three years.

Item 3. Legal Proceedings

No legal proceedings are pending other than ordinary routine litigation incidental to our business, the outcome of which management believes will not have a material adverse effect on the company.

Item 4. Submission of Matters to a Vote of Security Holders

The company had no matters requiring a vote of security holders during the fourth quarter of 2004.

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

	High	Low	Average Daily Trading Volume (Shares)
2004
First Quarter	$10.26	$8.12	974,889
Second Quarter	$11.40	$9.65	633,848
Third Quarter	$11.58	$9.80	604,766
Fourth Quarter	$13.82	$11.36	1,044,278
2003
First Quarter	$6.20	$5.25	194,474
Second Quarter	$8.39	$5.32	284,457
Third Quarter	$8.25	$6.85	247,381
Fourth Quarter	$9.90	$7.98	438,031

On March 7, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $17.33 per share. As of March 9, 2005, there were 2,612 record holders of Magnum Hunter common stock.

We have not previously paid any cash dividends on our common stock. In connection with the planned merger with Cimarex Energy Co., we intend to distribute to our shareholders, as a dividend, our 1.3 million of units of TEL Offshore Trust. It is the present intention of management to utilize all other available funds for the development and growth of our business activities. Our existing Facility and our indentures related to our senior unsecured notes restrict the payment of cash dividends on our securities.

The following table sets forth information with respect to the equity compensation plans available to our directors, officers and employees as of December 31, 2004:

Equity Compensation Plan
	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A).
Equity compensation plans
approved by security holders	4,719,562	$7.85	738,674

Equity compensation plans
not approved by security
holders	1,218,540	$8.01	--

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

Item 6. Selected Financial Data

The selected historical financial data sets forth our summary historical consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and was derived from the audited consolidated financial statements and notes thereto for those years. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to our operations, see “Business” and “Properties.” Certain reclassifications have been made to the selected historical financial data of the prior years, as well as to certain quarterly financial data, to conform with the current presentation. All data is in thousands, except per share data.

	2004	2003	2002	2001	2000
Income Statement Data:
Operating revenues	$493,726	$325,014	$265,869	$152,806	$127,510
Operating costs and expenses (a)	(287,793)	(232,316)	(197,000)	(104,755)	(77,181)
Operating profit	205,933	92,698	68,869	48,051	50,329
Provision for impairment of investment (b)	--	--	(621)	(7,123)	--

Costs associated with early retirement of debt (c)	(12,250)	(6,716)	(1,000)	(490)	--
Cumulative effect on prior years of a change in accounting principle, net of tax (d)	--	399	--	--	--
Net Income	103,573	26,117	15,522	13,516	22,260
Dividends applicable to preferred shares (e)	--	--	--	--	(9,708)
Income applicable to common shares	103,573	$26,117	$15,522	$13,516	$12,552
Income per common share before cumulative effect of a change in accounting principle
Basic (e)	$1.35	$0.38	$0.25	$0.39	$0.60
Diluted (e)	$1.31	$0.38	$0.25	$0.36	$0.51
Income (loss) per common share after cumulative effect of a change in accounting principle
Basic (e)	$1.35	$0.39	$0.25	$0.39	$0.60
Diluted (e)	$1.31	$0.39	$0.25	$0.36	$0.51

Other Data:
Proceeds from sale of assets	$22,902	$17,123	$95,988	$1,124	$43,770
Capital expenditures (f)	$540,010	$175,535	$141,046	$204,370	$60,830

(a)	Includes in 2001 a provision for loss of $3.2 million related to the Enron bankruptcy.

(b)	Includes in 2002 and 2001 a provision for $621 thousand and $2.1 million, respectively, for the impairment of available-for-sale equity securities deemed by management to have suffered an other than temporary impairment. The impairment was determined using a quoted market price at December 31, 2001 of $0.86 per share. We had previously reported losses in accumulated other comprehensive income of $507 thousand ($466 thousand net of income tax benefit) through December 31, 2001. Also included in 2001 was an impairment provision of $5.0 million due to the bankruptcy of a privately held company in which Magnum Hunter owned a minority interest and had invested $4.5 million in equity securities and $453 thousand in secured loans.

(c)	Includes in 2004 the cost of retirement of $105 million in principal of our 9.6% Senior Notes due March 15, 2012. Includes in 2003 the cost of retirement of $129.5 million in principal of our 10% Senior Notes due June 1, 2007. Includes in 2002 the costs associated with the amendment of our Facility in connection with the Prize merger. Includes in 2001 the cost of retirement of $10.5 million of our 10% Senior Notes.

(d)	Includes in 2003 the cumulative effect on prior years of a change in accounting principle due to the adoption of SFAS No. 143 relating to asset retirement obligations. The cumulative effect was a gain of $399 thousand, net of income tax expense of $244 thousand.

(e)	Includes the effect in the year 2000 of the payment of a $5.5 million fee upon redemption of $25.0 million (liquidation value) of our 1999 Series A 8% convertible preferred stock. The fee was treated as a dividend, reducing income per common share, basic and diluted, by $0.26 per share and $0.17 per share, respectively, for the year 2000.

(f)	Capital expenditures include cash expended for acquisitions plus normal additions to oil and natural gas properties and other fixed assets. It does not include the cost of property acquired through the issuance of common stock and does not include cash adjustments for liabilities assumed in the New Mexico property acquisition during 2004.

	2004	2003	2002	2001	2000
Balance Sheet Data:
Property, plant and equipment, net	$1,496,912	$1,095,883	$1,001,609	$419,837	$260,532
Total assets	1,702,501	1,265,892	1,169,656	454,385	315,612
Total debt (a)	645,500	597,500	570,837	288,583	191,139
Total stockholders' equity	$679,813	$389,676	$350,196	$117,974	$93,416

(a)	Consists of current notes payable and long-term debt, including current maturities of long-term debt, and excluding production payment liabilities of $12 thousand, $114 thousand, $203 thousand, $359 thousand as of December 31, 2003, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2000, $7.0 million and $20.6 million, respectively, of the debt was non-recourse to the company.

	2004	2003	2002	2001	2000
Cash Flow Data:
Cash flow from operating activities	$300,610	$162,638	$83,403	$104,074	$49,466
Cash flows from investing activities	(513,939)	(159,675)	(89,420)	(203,989)	(20,008)
Cash flows from financing activities	$214,978	$12,661	$6,331	$102,661	$(31,014)

The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years. All data is in thousands, except per share data.

	2004
	First	Second	Third	Fourth
Revenues	$100,378	$110,036	$128,460	$154,852
Depreciation, depletion, amortization and accretion	25,480	27,645	35,226	38,828
Operating Profit	40,608	44,963	52,255	68,107
Cost of early debt retirement	--	--	(12,250)	--
Net Income	19,262	23,230	18,964	42,117
Income per common share, basic	0.28	0.34	0.22	0.49
Income per common share, diluted	$0.28	$0.33	$0.22	$0.47

	2003
	First	Second	Third	Fourth
Revenues	$80,054	$78,438	$82,575	$83,947
Depreciation, depletion, amortization and accretion	21,524	24,978	26,682	26,430
Operating Profit	25,914	21,444	21,153	24,187
Cost of early debt retirement	(1,855)	(2,211)	(19)	(2,631)
Cumulative effect of accounting change	399	--	--	--
Net Income	7,990	4,170	6,669	7,288
Income per common share, basic	0.12	0.06	0.10	0.11
Income per common share, diluted	$0.12	$0.06	$0.10	$0.11

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Magnum Hunter Resources, Inc. is well positioned over the next several years to continue its growth trajectory in reserves, production and its financial performance due principally to its large in-house inventory of drilling opportunities both onshore and offshore in the Gulf of Mexico. The Company has a proved reserve base of 1.0 Tcfe predominantly located in the southwestern United States onshore, where annual production decline rates are typically less than other regions of the country. Management believes the Company has over a five-year inventory of over 900 onshore development drilling locations and workover opportunities and 245 OCS Blocks in the Gulf of Mexico. This significant inventory of new drilling prospects enhances the capability of the Company in meeting its annual goal of replacing reserves and production in any given year.

Magnum Hunter’s drilling success has continued to exceed 90% over the last four years. All of the Company’s 2004 growth in reserves and production was from a combination of drill bit growth and successful acquisitions. We acquired 465 producing oil and gas wells from Encana Corporation during August 2004. The purchase also included approximately 44,000 net acres of undeveloped properties. The majority of these properties are located in Lea and Eddy counties of Southeast New Mexico. We also acquired 170 producing wells in the Permian Basin of West Texas during October 2004. The Company drilled a total of 175 wells in 2004 and completed 167 of them for an overall 95% success rate. Offshore drilling totals for the year included 33 of 39 offshore wells drilled successfully. Since our initial entry into the Gulf of Mexico in 1999, the Company has completed 111 of 134 wells, for an 83% overall rate of success.

The Company’s proved reserves increased from 838 Bcfe at the end of 2003 to 1.0 Tcfe at the end of 2004. Magnum Hunter’s proved reserves are predominantly long-life, stable, onshore reserves with 59% located in the Permian Basin region, 25% in the Mid-continent region, 8% on the Texas Gulf Coast and 8% from our offshore properties in the Gulf of Mexico. There has been a lot of discussion in the market, as well as at our own board level, concerning the quality of proved reserves reported by publicly traded oil and gas companies. Fortunately, Magnum Hunter has been very pro-active in this area. We believe our petroleum engineers have used a very conservative approach in booking proved reserves and therefore our risk in this area has been significantly mitigated. Management believes we’ve always used the most rigorous level of external reserve evaluation by DeGolyer & MacNaughton (“D&M”) and Cawley Gillespie, which are our third party engineering firms, and they evaluate 100% of our proved reserves.

Over the last several years, Magnum Hunter has continued a significant divestiture program of properties deemed to be more expensive to operate, environmentally sensitive, and having minimal, if any, upside exploration or development potential. Total proceeds received from this group of non-core assets sold over the last two years was $45.2 million, including the sale of our ownership interest in NGTS and TEL Offshore Trust. The net proceeds received from these assets sales have been used to reduce the Company’s overall indebtedness and to fund the capital expenditure program centered around activities in southeastern New Mexico and the Gulf of Mexico.

The Company has been working over the last several years to continue a program of reducing overall indebtedness and improving its interest expense per Mcfe produced. Actions taken during 2004 to redeem a portion of the Company’s $300 million of outstanding High Yield Bonds that bear interest of 9.6% in combination with the new equity placement of $169.3 million of common stock. Additionally, the Company’s overall debt-to-book capitalization has continued to decrease from a high of 82% at December 31, 1999 to a current level of approximately 49%. It is Management’s goal to reach a debt-to-capitalization level of 40% to 45% or better by year-end 2005.

Magnum Hunter’s capital expenditure budget for 2005 is currently estimated to be $250 million. While oil field service costs have continued to be at the lower end of previous cycles, we are beginning to see significant increases in certain sectors of the business such as oil field pipe and tubulars. We anticipate experiencing price increases in other areas of the oil field. By operating the majority of our properties, we are in a unique position to better control the timing of our capital expenditure program and these expenses.

The Southeast New Mexico properties consist of approximately 1,110 wells in Chaves, Lea, and Eddy Counties, of which 71% are operated by Gruy. Several of the company’s fields in Lea County produce from the Yates, Seven Rivers, Queen and other formations at depths generally shallower than 3,000 feet. The average net production for the Southeast New Mexico properties for December 2004 was 1,915 Bbl/d and 42,784 Mcf/d.

The company has been actively drilling increased density wells in the Morrow formation at approximately 11,500 feet. The company participated in 34 Morrow wells in 2004 and has 23 operated wells planned for 2005. D&M has identified 93 proved undeveloped locations for the Morrow, with net reserves of 64.8 BCFe.

Several of the Morrow wells have identified proved developed non-producing areas in the Atoka and Strawn formations. The Encana acquisition that closed in 2004 greatly increased the Company’s upside potential in Southeast New Mexico.

Due to an unusual period within the energy industry wherein interest rates are low, oil field service costs are relatively low, and commodity prices for both oil and natural gas are at record highs, an opportunity for unforeseen expansion in our profit margins has occurred. We do not anticipate any significant reductions in the price of crude oil and natural gas over the next several years due to tight supplies and increased demand here in North America and worldwide. Management of Magnum Hunter believes the Company is properly positioned during this period with its existing portfolio of assets and a significantly improved financial condition, to continue to report record financial results over the next several years.

Recent Announcement To Be Acquired by Cimarex Energy

On January 26, 2005, Magnum Hunter and Cimarex Energy, Inc. (“Cimarex”) announced that their respective boards of directors had approved an agreement and plan of merger that provides for the acquisition of Magnum Hunter by Cimarex. Closing is anticipated before the end of the second quarter in 2005, subject to customary regulatory approvals.

Under the terms of the proposed agreement, Magnum Hunter shareholders will receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock that they own. The merger is expected to be non-taxable to the shareholders of both companies. In addition to the merger consideration and prior to closing, Magnum Hunter intends to distribute its ownership interest in TEL Offshore Trust to its common stockholders as a special dividend.

Cimarex Energy Co., headquartered in Denver, CO, is an independent oil and gas exploration and production company with operations focused in the Mid-Continent and Gulf Coast areas of the U.S. Its principal operations offices are located in Tulsa, New Orleans and Houston.

In connection with the proposed acquisition, Cimarex and Magnum Hunter have filed relevant materials with the SEC, including one or more registration statement(s) that contain a prospectus and a joint proxy statement. Investors and security holders of Cimarex and Magnum Hunter are urged to read these documents and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information about Cimarex, Magnum Hunter and the merger. Investors and security holders may obtain these documents (and any other documents filed by Cimarex and Magnum Hunter with the SEC) free of charge at the SEC’s website at www.sec.gov. In addition, the documents filed with the SEC may be obtained free of charge (i) at www.cimarex.com or www.magnumhunter.com or (ii) by directing a request to Mary Kay Rohrer, Assistant Corporate Secretary, Cimarex Energy Co., phone: 303-295-3995, fax: 303-295-3494; or Morgan F. Johnston, Corporate Secretary, Magnum Hunter Resources, Inc., phone: 972-401-0752, fax: 972-443-6487. Investors and security holders are urged to read the joint proxy statement/prospectus and the other relevant materials before making any voting or investment decision with respect to the proposed acquisition.

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

On August 30, 2004, we entered into an agreement to purchase approximately 170 producing wells located in the Permian Basin of West Texas for $40 million, net of certain purchase price adjustments. Closing occurred on October 29, 2004 and had an effective date of September 1, 2004. Pro forma information related to this acquisition has not been presented, as the effect was not material to our historical results of operations.

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

On March 15, 2002, we completed our merger with Prize Energy Corp. (“Prize”), a publicly traded oil and gas production company engaged primarily in the acquisition, enhancement, and exploitation of producing oil and gas properties. For operating and financial reporting purposes, the effective date of the merger was March 1, 2002. As such, the results of operations for 2002 includes ten months of operating contributions from Prize. The transaction has been accounted for as a purchase of Prize by the company in accordance with the provisions of SFAS No. 141. Under the terms of the merger, we distributed 2.5 shares of common stock plus $5.20 in cash for each Prize share outstanding. The following summary, prepared on a pro forma basis, presents the results of operations for the year ended December 31, 2002 as if the acquisition occurred as of the beginning of the year. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes:

(Unaudited) 2002
(in thousands, except for per share amounts)
Revenue	$292,872
Total Operating Costs and Expenses	(219,575)

Operating Profit	73,297
Interest Expense and Other	(60,202)

Income before Tax	13,095
Benefit for Income Tax	892

Net Income	$13,987
Net Income Per Common Share
Basic	$0.20
Diluted	$0.20

Subsequent to the Prize merger, we sold non-strategic proved producing oil and gas reserves for total proceeds of approximately $136 million, net of purchase price adjustments. Substantially all of the properties sold were acquired in the Prize merger, and the proceeds have been used to reduce our overall indebtedness and fund our capital expenditure program. The impact of these non-strategic divestitures are described below in our results of operations.

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

The following table sets forth certain information with respect to our business segments:

	Years Ended
	2004	2003	2002
Exploration and Production Operations

Production:
Oil (MBbls)	4,080	3,893	3,875
Gas (MMcf)	55,961	49,695	47,683
Oil and gas (MMcfe)	80,442	73,052	70,933
Equivalent daily rate (MMcfe/day)	219.8	200.1	194.3
Average sale prices (after hedging):
Oil (per Bbl)	$34.27	$26.42	$24.04
Gas (per Mcf)	5.41	3.66	3.10
Oil and gas (per Mcfe)	5.50	3.90	3.40
Hedging losses (thousands)	(44,990)	(73,833)	(3,229)
Effect of hedging losses (per Mcfe)	(0.56)	(1.01)	(0.05)
Lease operating expense (per Mcfe):
Lifting costs	0.76	0.77	0.72
Production tax and other costs	0.54	0.45	0.40
Gross margin (per Mcfe) (a)	4.21	2.68	2.28
Depreciation, depletion, amortization and accretion
(per Mcfe)	1.54	1.32	1.17
Segment profit (thousands)	$215,196	$99,809	$78,288

Gas Gathering, Marketing and Processing Operations

Throughput volumes (Mcf per day)
Gathering	17,157	15,823	15,535
Processing	25,639	24,947	22,811
Gross margin (in thousands) (a)
Gathering (per Mcf throughput)	$0.17	$0.14	$0.13
Processing (per Mcf throughput)	1.21	$0.99	$0.55
Segment profit (thousands)	$10,425	$7,624	$3,643

Oil Field Management Services

Segment profit (thousands)	$2,262	$1,045	$1,115

    (a)        Excludes depletion, depreciation, amortization and accretion.

Period to Period Comparisons

For the Years Ended December 31, 2004 and 2003

We reported record net income of $103.6 million for the year ended December 31, 2004 as compared to net income of $26.1 million for the same period in 2003, an increase of 297%, reflecting solid performance growth in all of our business segments in 2004. Total operating revenues increased 52% to $493.7 million in 2004 from $325.0 million in 2003. A 41% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 10% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our exploration and production segment, as well as a 19% increase in revenues in our gas gathering, marketing and processing segment due to product price increases, and a 76% increase in oil field services revenues due to the acquisition of Metrix, were primarily responsible for the growth in revenues. Total operating costs and expenses increased 24% to $287.8 million in 2004 from $232.3 million in 2003, principally due to higher depreciation, depletion, amortization and accretion expense, lease operating expense, gas gathering, marketing and processing expense, and general administrative expense. Operating profit increased 122% to $205.9 million in 2004 from $92.7 million in 2003, due primarily to a 116% increase in our exploration and production segment profit from $99.8 million in 2003 to $215.2 million in 2004, a 37% increase in our gas gathering, marketing and processing segment profit from $7.6 million in 2003 to $10.4 million in 2004, and a 116% increase in our oil field management services segment profit from $1 million in 2003 to $2.3 million in 2004. Income before income tax and cumulative effect of a change in accounting principle increased 289% to $159.3 million in 2004 from $40.9 million in 2003, due to the growth in our business segment performance discussed in detail below. We recorded income tax expense of $55.8 million for 2004 ($53.8 million deferred), versus an income tax expense of $15.2 million for 2003 ($15.5 million deferred), due to the growth in pre-tax income. The 2003 period includes a gain of $399 thousand, net of income tax, for the cumulative effect on prior years of a change in accounting principle due to the adoption of SFAS No. 143 relating to asset retirement obligations. Basic and diluted earnings per share in 2004 were $1.35 and $1.31 versus basic and diluted earnings per share of $0.39 in the 2003 period. Diluted shares outstanding increased 17% in the 2004 period compared to the 2003 period, primarily as a result of exercise of employee stock options and warrants, a secondary offering of 17.3 million shares of our common stock, and the 49% increase in the average market price of our common stock in 2004 compared to 2003. The 236% gain in diluted earnings per share in 2004 compared to 2003 was primarily the result of the increase in net income.

Exploration and Production Operations:

For the year ended December 31, 2004, we reported oil production of 4.1 million barrels and natural gas production of 56 billion cubic feet, which represents a 5% increase in oil produced from the 3.9 million barrels reported in 2003, and a 13% increase in natural gas produced from the 49.7 billion cubic feet reported in 2003. Our reported equivalent daily rate of production on a million cubic feet per day basis (MMcfe per day) increased 10% to 219.8 MMcfe per day in the 2004 period from 200.1 MMcfe per day in the 2003 period. These increases were primarily the result of the New Mexico and West Texas property acquisitions and the success of our drilling program offsetting both normal production declines and the effect of the sale of non-strategic oil and gas properties subsequent to the Prize merger. Approximately 2.7% of the production growth was from acquisitions and approximately 7.5% of the production growth was from our drilling program.

Oil revenues increased 36% to $139.8 million in the 2004 period compared to $102.8 million in the 2003 period. The oil price received, after hedging effects, was $34.27 per Bbl in the 2004 period compared to $26.42 per Bbl in the 2003 period, an increase of 30%. Gas revenues increased 67% to $302.9 million in the 2004 period versus $181.7 million in the 2003 period. The gas price received, after hedging effects, was $5.41 per Mcf in the 2004 period compared to $3.66 per Mcf for the same period in 2003, an increase of 48%. Total oil and gas sales increased 56% to $443.4 million in 2004 from $284.9 million in 2003, including the effect of hedging losses. We reported a loss of $45 million from hedging activities in 2004 versus a loss of $73.8 million in 2003, a decrease of 39% due to the expiration of less favorably priced hedges in 2004. These losses are included in our reported oil and gas sales.

From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the possibility of declining oil and gas prices which provide a basic level of cash flow to fund capital expenditures. During the 2004 period, hedging decreased the average price we received for oil by $5.35 per Bbl and decreased the average price we received for gas by $0.41 per Mcf. During the 2004 period, we had approximately 86.7 Mmcf per day of gas hedged through cost-less collars with a weighted average floor price of $3.92 per Mmbtu and a weighted average ceiling price of $5.90 per Mmbtu. Approximately 57% of 2004 natural gas production was hedged. On the crude side, we had approximately 5,865 Bbls per day hedged through cost-less collars with a weighted average floor price of $23.87 per Bbl and a weighted average ceiling price of $29.85 per Bbl. Approximately 53% of 2004 crude oil production was hedged.

Lease operating expense consists of lifting costs and production taxes and other costs. For the 2004 period, lifting costs were $60.9 million versus $56.3 million in the 2003 period, an increase of 8%. Production taxes and other costs were $43.7 million in the 2004 period versus $32.8 million in the 2003 period, an increase of 33%. The increase in lifting costs was primarily due to the property acquisitions and to our successful drilling program which increased the number of producing wells. The increase in production tax and other costs was primarily due to higher oil and gas prices and to higher volumes of oil and gas sold. For the 2004 period, lifting costs, on a unit of production basis, were $0.76 per Mcfe as compared to $0.77 per Mcfe in the 2003 period, a decrease of 1%. Production taxes and other costs were $0.54 per Mcfe in the 2004 period compared to $0.45 per Mcfe in the 2003 period, an increase of 20%. The increase in production taxes and other costs per Mcfe was caused by an increase in production taxes of $0.04 per Mcfe due to higher commodity prices received during the 2004 period, higher insurance costs of $0.02 per Mcfe, and higher overhead costs of $0.03 per Mcfe.

Our gross margin realized from exploration and production operations (oil and gas revenues less lease operating expenses) for the 2004 period was $338.8 million, or $4.21 per Mcfe, compared to $195.9 million, or $2.68 per Mcfe in the 2003 period, an increase of 57% on a per unit of production basis. The gross margin increase is the result of a 41% increase in revenue per Mcfe produced, offset by a 7% increase in lease operating expense per Mcfe produced.

Depreciation, depletion, amortization and accretion of oil and gas properties was approximately $123.6 million in the 2004 period versus approximately $96.1 million in the 2003 period. The 2004 period included accretion expense related to asset retirement obligations (due to the adoption in January 2003 of SFAS No. 143) of $2.9 million versus $2.5 million in 2003. On a unit of production basis, depreciation and depletion expense (excluding accretion expense) was $1.50 per Mcfe produced in the 2004 period versus $1.28 per Mcfe produced in the 2003 period. This 17% increase in the equivalent unit cost was due to the effect of our New Mexico property acquisition, an increase in development costs and shorter reserve life properties associated with our activities in the Gulf of Mexico, and the transfer of $32.7 million of costs from unproved properties to the full cost pool. The costs which were transferred related to unproved property costs associated with properties which were sold or proved during 2004, as well as costs associated with leases which expired during the year. Accretion expense was $0.04 per Mcfe in 2004 versus $0.03 in 2003. Total depreciation, depletion, amortization and accretion for this segment was $1.54 per Mcfe in 2004 versus $1.32 per Mcfe in 2003.

Segment profit for exploration and production operations was $215.2 million for the 2004 period versus approximately $99.8 million for the 2003 period, an increase of 116%, due to property acquisitions, the success of our drilling program, and higher realized crude oil and natural gas prices.

Gathering, Marketing and Processing Operations:

For the year ended December 31, 2004, our gathering system throughput was 17.2 MMcf per day versus 15.8 MMcf per day for the same period in 2003, an increase of 8% due to the construction and operation of two new gathering systems.

Gas processing throughput was 25.6 MMcf per day in 2004 versus 24.9 MMcf per day in 2003, an increase of 3% due to a combination of less downtime for unfavorable economics in 2004 and successful drilling behind the plants.

Revenues from gathering, marketing and processing increased 19% to $41.9 million in 2004 versus $35.3 million in 2003, primarily due to higher realized prices for natural gas and natural gas liquids. Operating costs for this segment increased 15% to $29.1 million in 2004 from $25.4 million in 2003 due primarily to higher costs of gas purchased. The gross margin realized from gathering, marketing and processing for 2004 was $12.8 million versus $9.9 million in 2003, an increase of 29%. The gathering margin was $0.17 per Mcf gathered in 2004 versus $0.14 per Mcf in 2003 due to an increase in gathering fees and gas marketing margins. The processing margin was $1.21 per Mcf in 2004 compared to $0.99 per Mcf in 2003 due to more favorable processing economics.

Depreciation expense for gas gathering, marketing and processing operations was $2.4 million for the 2004 period versus $2.3 million for the 2003 period, an increase of 2% due to the new gathering systems.

Segment profit for gas gathering, marketing and processing operations was $10.4 million in the 2004 period versus $7.6 million for the 2003 period, an increase of 37%, due to higher gathering and processing throughput and improved processing economics at our natural gas processing plants.

Oil Field Management Services Operations:

In December 2003 we increased our equity ownership in Metrix Networks, Inc. (“Metrix”) to 80% and began to fully consolidate its results of operations with our oil field management services segment. The 2004 operating results for this segment contains twelve months of Metrix operations versus one month in 2003. Revenues from oil field management services were $8.4 million in the 2004 period versus $4.8 million in the 2003 period due to higher management and operations services fees charged to third parties. The higher fees were primarily due to a full year of consolidated operations of Metrix in 2004. Operating costs increased to $5.0 million in 2004 from $3.1 million in 2003 due to higher costs for labor and overhead and the inclusion of a full year of consolidated Metrix operations in 2004. The gross margin for this segment in 2004 increased to $3.4 million from $1.6 million in 2003, an increase of 106%, primarily due to Metrix.

Depreciation expense was $1.1 million in the 2004 period versus $604 thousand in the 2003 period, an increase of 88%, due to Metrix. Segment profit was $2.3 million in 2004 versus $1 million in 2003, an increase of 116%, due to Metrix.

Depreciation, Depletion, Amortization and Accretion:

Total depreciation, depletion, amortization and accretion expense was $127.2 million in the 2004 period versus $99.6 million in the 2003 period, an increase of 28%, primarily due to increased oil and gas production and increased depletion and accretion rates per unit produced in our exploration and production segment.

General and Administrative Expenses:

General and administrative expenses for 2004 increased 44% to $22.1 million from $15.3 million in 2003. The principal reasons for this increase were higher legal, accounting and other fees of $2.5 million, Metrix expenses (due to 12 months of Metrix consolidated in 2004 versus one month in 2003) of $2.1 million, and employee salaries and benefit costs of $2.2 million. The number of full-time employees at fiscal year-end 2004 and 2003 was 262 and 222, respectively. Fees and expenses, other than employee costs, associated with Sarbanes Oxley compliance were $1 million in 2004 versus $62 thousand in 2003.

Other Income and Expenses:

We recorded a gain on sale of assets other than oil and gas properties of $288 thousand in 2004 versus $171 thousand in 2003.

We recorded no equity in earnings of affiliate in 2004 versus equity in loss of affiliate of $162 thousand in 2003, principally due to the acquisition of 80% control of Metrix in December 2003. Other income was $2.6 million for 2004 versus $889 thousand in 2003, a 191% increase, due to a settlement of a lawsuit in favor of Magnum Hunter Resources. We recognized a $1.1 million gain in other non-cash hedging adjustments in 2004 versus a gain of $1.5 million in 2003. In the 2004 period, $792 thousand of the hedging gain relates to the amortization of commodity hedge liabilities acquired in the Prize merger, while $332 thousand of the gain was due to recording hedge ineffectiveness. In the 2003 period, $1.3 million of the hedging gain relates to the amortization of commodity hedge liabilities acquired in the Prize merger, while $186 thousand of the gain was due to recording hedge ineffectiveness.

We incurred costs associated with early retirement of debt of $12.3 million in 2004 versus $6.7 million in 2003. The 2004 period debt retirement costs of were associated with the $105 million principal value redemption of our 9.6% Senior Notes at 109.6% of par. The 2003 period costs were associated with the $30 million, $50 million, and $60 million redemptions in principal value of our 10% Senior Notes at 105% of par, 103.333% of par, and 103.333% of par in January, June and December 2003, respectively, as well as a subsidiary’s August 2003 purchase of $381 thousand in principal value of our 10% Senior Notes at 103.75% of par. Of the $140 million in principal value of 10% Senior Notes redeemed in 2003, a subsidiary received $10.9 million in principal value.

Interest expense was $38.1 million for 2004 versus $47.3 million for 2003, a decrease of 19%, primarily the result of interest saved on the early redemption of our 10% and 9.6% Senior Notes and lower interest rate hedging costs. During the 2004 period, the average interest rate on our Senior Credit Facility (“Facility”) was 3.54% versus 3.4% in 2003, an increase of 4%. The weighted average daily balance of our Facility increased 2% to $217.8 million in 2004 from $213.7 million in 2003. In addition, we incurred no interest rate hedge expense in the 2004 period versus $961 thousand in the 2003 period. The interest rate hedge expired in August 2003.

We recorded income tax expense of $55.8 million in 2004 ($53.8 million of which was deferred), versus an income tax expense of $15.2 million in 2003 ($15.5 million of which was deferred). The variance in the effective tax rate from the statutory rate of 35% in 2004 was primarily due to state income taxes. We reduced our blended state income tax rate from 2.875% to 1.2% due to a change in estimate of the amount of income from our offshore properties and properties held by a limited partnership which are not subject to state income taxes. This change in estimate, when applied to our deferred state income tax liability, resulted in a reduction of deferred state income tax expense of $4.8 million in 2004. We also increased our valuation allowance for utilization of our state net operating loss carryforwards, resulting in additional state tax expense of $2 million in 2004.

For the Years Ended December 31, 2003 and 2002

We reported net income of $26.1 million for the year ended December 31, 2003 as compared to net income of $15.5 million for the same period in 2002, an increase of 68%, reflecting the solid performance of both our exploration and production segment and our gathering, marketing and processing segment. Total operating revenues increased 22% to $325.0 million in 2003 from $265.9 million in 2002. A 15% increase in the price received for oil and gas sold (on a thousand cubic feet equivalent, or Mcfe, basis), combined with a 3% increase in oil and gas production (on a million cubic feet equivalent, or MMcfe, basis) in our exploration and production segment, as well as a 70% increase in revenues in our gas gathering, marketing and processing segment due to the Prize merger and product price increases, were primarily responsible for the improvement in revenues. The production increase in our exploration and production segment was impacted by the merger with Prize, the success of our drilling program, and the sale of non-strategic oil and gas properties. Total operating costs and expenses increased 18% to $232.3 million in 2003 from $197.0 million in 2002, principally due to higher depreciation, depletion, amortization and accretion expense, lease operating expense, gas gathering, marketing and processing expense, and general administrative expense due to the merger with Prize. Operating profit increased 35% to $92.7 million in 2003 from $68.9 million in 2002, due primarily to a 27% increase in our exploration and production segment profit from $78.3 million in 2002 to $99.8 million in 2003 and a 109% increase in our gas gathering, marketing and processing segment profit from $3.6 million in 2002 to $7.6 million in 2003. Segment profit for our oil field management service segment declined approximately 6% from $1.1 million in 2002 to $1 million in 2003 due to higher depreciation expense. Net income before income tax and cumulative effect of a change in accounting principle increased 194% to $40.9 million in 2003 from $13.9 million in 2002, primarily due to the Prize merger and the increase in crude oil, natural gas, and natural gas liquids prices in the 2003 period compared to the 2002 period. Additionally, the 2003 period included costs associated with early retirement of debt of $6.7 million from the redemption of our 10% Senior Notes, discussed in further detail below in “Other Income and Expenses.” We recorded income tax expense of $15.2 million for 2003, of which $15.5 million was deferred tax expense, versus a deferred tax benefit of $1.6 million for 2002. The 2002 period income tax benefit resulted from the elimination of the $7.1 million valuation allowance that had been carried against deferred tax assets derived from net operating loss carryovers generated by Magnum Hunter in prior years. As a result of the Prize merger, we believe that this tax asset can be fully realized. Additionally, the 2003 period includes the cumulative effect on prior years of a change in accounting principle due to the adoption of SFAS No. 143 relating to asset retirement obligations. The cumulative effect was a gain of $399 thousand, net of income tax expense of $244 thousand, or $0.01 per share, both basic and diluted. Basic and diluted earnings per share in 2003 were $0.39 versus basic and diluted earnings per share of $0.25 in the 2002 period. Basic and diluted shares outstanding increased 8% in the 2003 period compared to the 2002 period, primarily as a result of new shares issued in the Prize merger. The 56% gain in diluted earnings per share in 2003 compared to 2002 was primarily the result of the increase in net income.

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

General and Administrative Expenses:

General and administrative expenses for 2003 increased 15% to $15.3 million from $13.3 million in 2002. The principal reason for this increase was the $3.0 million cost of expensing employee stock options recorded in the 2003 period as a result of the adoption of SFAS No. 123 in June 2003, with an effective date of January 1, 2003. The number of full-time employees at fiscal year-end 2003 and 2002 was 222 and 221 respectively.

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

Liquidity and Capital Resources

Our liquidity is primarily dependent upon our ability to generate cash flow from operations and from external sources such as our commercial banks or the bond market. One of the most significant items that can impact our internally generated funds and availability under our Facility is commodity prices. Should oil and gas prices decline significantly, our cash flow would be negatively impacted. If commodity prices declined and were perceived by our lenders to be more than temporary, the amount available under our Facility would be reduced. Reductions in our borrowing capacity could cause us to have to pay down our bank debt, reduce our drilling activities and possibly sell oil and gas properties.

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

CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities was $300.6 million, $162.6 million, and $83.4 million in 2004, 2003, and 2002, respectively. Our operating cash flow for 2004 increased over that for 2003, primarily due to substantially higher operating profits realized by our business segments when adjusted for non-cash items. Please see the period to period comparisons for further explanations on the causes and amounts of the increases in our earnings. In the 2004 period, we made income tax payments (net of current year refunds) of $2.4 million.

Our net working capital position at December 31, 2004 was a deficit of $5.2 million. At this date, we had $202.5 million available under our Facility. A large factor in our negative working capital was $14.0 million in current derivative liabilities we had recorded on our 2005 hedging program due to continued increases in commodities prices over our hedged prices. This liability is partially offset by $5.0 million in deferred tax assets which will be released as our 2005 hedges are settled. If actual commodities prices realized on our production remain higher than our hedged prices, our resulting higher proceeds from oil and gas sales will offset any actual amounts paid out on this liability.

Our 2003 operating cash flow was higher than our 2002 operating cash flow also due to higher profits realized by our business segments when adjusted for non-cash items. Please refer to our period to period comparison for further explanations on the causes and amounts of the increases in earnings. We also benefited from $8.1 million in refunds (net of 2003 payments) as well as the return of $6.5 million in margin deposits we had posted on commodity hedge positions.

Our net working capital position at December 31, 2003 was also a deficit of $5.2 million. At this date we had $87.5 million available under our Facility. Again, a large factor in our negative working capital was $21.9 million in current derivative liabilities we had recorded on our 2004 hedging program due to continued increases in commodities prices over our hedged prices for 2004 production. The amounts paid out on these liabilities were offset by higher cash received for the related production in 2004. This liability was also offset by $8.3 million of current deferred tax assets which were released as the positions were settled.

INVESTING ACTIVITIES: Net cash used in investing activities was $513.9 million, $159.7 million, and $89.4 million in 2004, 2003, and 2002, respectively. During July 2004 we paid $234.2 million, net of certain purchase price adjustments, for our acquisition of New Mexico properties. In 2004, the main source of our investing was $303.1 million spent for capital expenditures which are discussed in the section immediately following our liquidity and capital resources discussions. During 2004 we also received $22.9 million from the sales of non-strategic oil and gas properties.

In 2003, the main source of our investing was $175.5 million spent for capital expenditures. During 2003 we also received $17.1 million from the sales of non-strategic oil and gas properties as well as $5.2 million from the sale of our 30% interest in NGTS. We spent $6.1 million to purchase land which we currently have available for sale and $1.5 million to purchase land to be held for geothermal development.

During 2002 we spent $141.0 million on capital expenditures as well as $41.1 million to complete the Prize merger. These expenditures were partially offset by $96.0 million received on sales of non-strategic oil and gas properties acquired in the Prize merger.

FINANCING ACTIVITIES: Net cash provided by financing activities was $215 million, $12.7 million, and $6.3 million in 2004, 2003, and 2002, respectively. During 2004, we received $169.3 million from the issuance of common stock pursuant to our secondary offering of common stock. We also received $10.4 million from the issuance of stock pursuant to our employee stock option plans. We loaned $2.3 million to our KSOP to purchase approximately 225 thousand shares of our common stock to be available for purchase by participants at future dates. KSOP participants paid us $807 thousand to purchase approximately 134 thousand unallocated KSOP shares of our common stock and we forgave KSOP debt of $1.3 million by contributing approximately 223 thousand unallocated shares of our common stock to participants as our 2004 employer retirement plan contribution. At December 31, 2004, the KSOP had a loan balance of $6.2 million. This loan carries no interest and is due December 31, 2005. We paid $115.1 million to redeem $105 million in principal of our 9.6% Senior Notes at 109.6% of par, borrowed approximately $466 million under our Facility, and made repayments on our debt of $313 million. We also paid fees related to our financing activities of $1.0 million.

During 2003, we received $4.7 million from the issuance of common stock and treasury stock pursuant to employee stock option and warrant exercises, and paid down debt of $486.3 million. We paid $134.4 million to redeem the outstanding $129.5 million in principal of our 10% Senior Notes and borrowed approximately $517.4 million under our Facility. We also received $125 million from the issuance of Convertible Notes and paid fees related to financing activities of $4.4 million. During 2003, we also spent $7.4 million to repurchase approximately 1.3 million shares of our common stock. We loaned $2.7 million to our KSOP to purchase approximately 486 thousand shares of our common stock and forgave KSOP debt of $1.1 million by contributing approximately 172 thousand shares of our common stock to participants. KSOP participants paid us $380 thousand to purchase approximately 59 thousand unallocated shares of our common stock.

During 2002, we received $300 million from the issuance of our 9.6% Senior Notes due 2012 and paid down debt of $30 million. We paid off $246.8 million of long-term debt acquired in the Prize merger. During 2002, we also spent $18.0 million to repurchase approximately 2.7 million shares of our common stock. We loaned $3.7 million to our KSOP to purchase approximately 532 thousand shares of our common stock and forgave KSOP debt of $1.3 million by releasing approximately 244 thousand shares of our common stock to participants. We also received $3.6 million from the exercise of employee stock options.

CAPITAL RESOURCES: Cash flow from operations and borrowings under our Facility are our major sources of liquidity. From time to time, we may also sell investments and oil and gas properties to increase our liquidity. In addition, we also may use other sources of capital, such as issuances of additional debt or equity securities to fund acquisitions or other specific needs. In the past, we have accessed both public and private capital markets to obtain capital for specific activities as well as general corporate purposes. We currently have $23.2 million available remaining under our current shelf registration with the Securities and Exchange Commission.

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

On January 15, 2002, we entered into a sale-leaseback transaction on three newly constructed offshore production platforms and associated pipelines. We received a total of $11.2 million in new funding which was used for general corporate purposes, including a voluntary reduction under our Facility. The production platforms are being leased from a syndicate group of lenders over a term of three to five years at a cost of funds based on LIBOR, yielding a weighted average rate of 5.58% per annum at December 31, 2004. This transaction was accounted for as a capital lease.

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

On April 30, 2004, we amended our Facility to receive a more favorable rate structure and to increase the borrowing base to $275 million. We also extended the maturity date by one year, resulting in a new maturity date of May 2, 2007. On July 15, 2004, we amended our Facility again to increase the borrowing base to $480 million upon the consummation of our New Mexico property acquisition, an increase of $205 million, and to allow us to use proceeds from our secondary common stock offering to redeem and retire up to $105 million in principal value of our 9.6% Senior Notes at 109.6% of par. On October 18, 2004, we amended our Facility to increase the borrowing base by $45 million, from $480 million to $525 million and to increase our maximum borrowings from $500 million to $750 million. The level of the borrowing base is dependent on the valuation by the lenders of the assets pledged, primarily oil and gas reserves. At December 31, 2004, we had $202.5 million of available credit under our Facility.

Our Facility includes covenants, the most restrictive of which requires maintenance of a funded debt to EBITDA ratio and an interest coverage ratio, as defined in the loan agreement. We were not in compliance with the funded debt to EBITDA ratio required under the covenants at March 31, 2002. The lender provided us with a waiver as of that date, and we negotiated a less restrictive funded debt to EBITDA ratio for the next four successive quarters until March 31, 2003. We were in compliance with the covenants for the remainder of 2002 and have been in compliance with the revised covenants for all of 2003 and 2004. We expect to be able to comply with these covenants in the future.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding balance on the Facility exceeds the redetermined borrowing base, we must repay the excess over a six-month period. The last redetermination date had an effective date of June 30, 2004 and was completed on October 15, 2004. This redetermination increased our borrowing base by $45 million up to $525 million, and the maximum borrowings were increased from $500 million to $750 million. Our next redetermination date will have an effective date of December 31, 2004 and will have a completion date of no later than May 9, 2005.

On March 15, 2002, we completed a private placement of $300 million of Senior Notes (the “Private Placement”) due 2012 that are unsecured. The Senior Notes bear an annual interest rate of 9.6% due semi-annually, commencing September 15, 2002. We redeemed $105 million in principal of these notes on August 27, 2004 at a redemption price of 109.6% of par. We paid the holders of these redeemed notes $115.1 million plus accrued and unpaid interest of $4.5 million. We recorded $12.3 million in costs associated with this redemption comprised of $10.1 million in premiums and $2.2 million in unamortized deferred financing fees that were written off.

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

During 2003, we paid $145.2 million to redeem the $140 million in principal of our 10% Senior Notes. This redemption was funded by borrowings under our Facility as well as the issuance of $125 million in Convertible Notes during December 2003. We paid approximately $5.2 million in premiums to redeem the 10% Senior Notes. Of the notes redeemed, a subsidiary received approximately $10.9 million in principal and received premiums of approximately $273 thousand.

During December of 2003, we issued $125 million in face value of Convertible Notes. These Convertible Notes bear interest equal to the three-month LIBOR, to be adjusted quarterly. The initial rate set on issuance of the Convertible Notes was 1.17%, and the current rate is 2.49%. The Convertible Notes are convertible into a combination of cash and Magnum Hunter common stock upon certain events. The initial conversion price is $12.19, subject to adjustment under certain conditions. The Convertible Notes are due December 2023, but can be put by the holders on December 15, 2008, 2013, and 2018. We have the right to call these Convertible Notes at any time after December 22, 2008. The proceeds from these Convertible Notes were used to repay borrowings under the Facility.

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

Metrix has a $500 thousand revolving credit facility with a lender. This facility matures on December 16, 2005 and is governed by a borrowing base. Magnum Hunter is a guarantor to this facility. As of December 31, 2004, there were no borrowings outstanding under this facility.

Our internally generated cash flows, results of operations, and financing of our operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, our earnings and cash flows may be adversely affected regardless of our commodity hedging programs. We believe that our cash flows from operations, existing working capital, and availability under our Facility will be sufficient to meet interest payments and fund capital expenditures during 2005.

CAPITAL EXPENDITURES. For the year ended December 31, 2004, our total capital expenditures for property, plant and equipment, were $540 million. The following summarizes our capital expenditures by cost component (in thousands):

	Oil and Gas Properties	Other Property	Total
Acquisition costs:
Unproved acquisitions	19,515	--	19,515
Proved acquisitions	297,957	--	297,957
Other property acquisitions	--	3,311	3,311
Development costs	166,484	--	166,484
Exploratory costs	52,743	--	52,743

Total	536,699	3,311	540,010

For the year 2005, we have budgeted approximately $250 million for exploration and development activities. We anticipate that the 2005 capital expenditure budget will be funded by cash flow from operations and Facility utilization. We are not contractually obligated to proceed with any of our material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within our control or ability to forecast, including drilling results, oilfield costs, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations.

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

The following summarizes the oil and gas properties acquired in the Prize merger (in millions):

Oil & Gas Properties
	Unproved	Proved	Other Property	Total
Acquisition Costs	$140,312	$453,834	$22,826	$616,972

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS. We have the following contractual obligations as of December 31, 2004:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations:
Long-Term Debt	640,000	--	320,000	--	320,000
Fixed-Rate Interest Payments	140,400	18,720	37,440	37,440	46,800
Capital Leases	5,500	2,458	3,042	--	--
Commodity Derivatives	20,027	14,046	5,981	--	--
Operating Leases	6,532	2,381	2,079	1,310	762

Total Contractual Obligations	812,459	37,605	368,542	38,750	367,562

We have no off balance sheet arrangements, variable interest entities, or financing partnerships. In the past we have provided trade guarantees on behalf of our formerly 30% owned affiliate, NGTS. The last of these guarantees expired in July 2003. Further, we have sold our 30% ownership interest in NGTS, and, therefore, no longer maintain any equity interest in this affiliate. On February 18, 2005 our 40% owned subsidiary, Apple Tree Holdings, LLC entered into a $20.6 million construction loan agreement (“Construction Loan”). The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado. The Construction Loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25% and will mature no later than July 31, 2006. We have provided a guaranty to the lender for this Construction Loan. In return for our guaranty, we received an up-front cash payment as well as a 55% distribution of cash flows from the entity until certain financial tests are met. In the event that the Construction Loan goes into default and Magnum Hunter has to pay on the guaranty, we will have recourse against the project and related subsidiaries.

Our 2005 capital expenditure budget is $250 million. Based on our reserve report, future development costs are estimated to be $351 million for our proved reserves and $206.8 million for our probable reserves.

In relation to our hedging programs, we could have significant cash payments related to current derivative positions. Based on current pricing, we will make payments of $14.0 million during 2005 and $6.0 million during 2006 related to our hedging program. These payment estimates are based on December 31, 2004 commodity prices, and will vary in the future. Please see Item 7A and Note 12 to the Consolidated Financial Statements for additional information related to our derivatives and market risk.

We make significant interest payments each year on our debt. During 2004, we paid $49.7 million in interest and recorded a liability for $5.8 million for 2004 interest which would be paid during 2005. At December 31, 2004, we had $195 million fixed rate debt and $450.5 million in variable rate debt; interest payments are made at least semi-annually under all of our debt agreements. We expect debt levels in the future to decrease over time, unless we complete a significant acquisition. With respect to the variable rate debt, we are exposed to interest rate risk. Please see Item 7A and Note 5 to our Consolidated Financial Statements for additional information about our debt.

We currently have $113.8 million in federal and state income tax net operating loss carryforwards, which, for the most part, prevent us from paying income taxes. These losses will expire, if unused, in years 2012 through 2023. Approximately $51.4 million of these losses are limited to $7.8 million per year. We expect we will be able to continue to offset any federal taxes due with these losses for the foreseeable future. We provided a $2 million valuation allowance for utilization of state net operating loss carryforwards in 2004.

In relation to our oil and gas properties, we have substantial retirement obligations. We estimate that we will have obligations of $41.3 million in plugging and abandonment costs related to our current properties. While we do not anticipate material payments in relation to our plugging obligations until 2017 and beyond, the timing of these costs is not subject to our control. Please see Note 3 to the Consolidated Financial Statements for additional information on our asset retirement obligations.

RECENT TRENDS. The following is a discussion of recent trends we consider important and our assessment of the impact of these trends on our business plan.

Commodity prices. We believe that natural gas prices (NYMEX index) will average between $4.00 and $7.00 per MCF over the next several years and will likely remain volatile. We based our 2005 capital and operating budgets on prices of approximately $6.22 per Mcf. Crude oil prices have increased significantly, but in our view are much more variable due to worldwide political and economic factors. For 2005 budgeting purposes, we have assumed crude prices will average approximately $45.60 per Bbl (NYMEX index). Our production mix is largely natural gas, and therefore our gross margins are largely driven by natural gas prices.

Interest rates. We have experienced an unusually low interest rate environment for the past several years. We expect interest rates to increase moderately over the next several years. By December 31, 2005, we expect that approximately 39% of our debt will be fixed at 9.6% through at least 2007 and potentially 2012, with the remaining 61% to be variable rate debt.

Depreciation, depletion, amortization and accretion (DD&A). Our exploration and production segment DD&A rate has increased an annual average of 15% per year since 1999. This increase is primarily attributable to our increased capital expenditures in the offshore Gulf of Mexico region where, typically for our industry, finding and development costs per unit are higher than our average finding and development costs per unit have been historically onshore and our significant New Mexico property acquisition. We expect to continue to spend a significant percentage of our total capital expenditures budget on offshore Gulf of Mexico projects due to economic parameters experienced in that region. Assuming similar results in our drilling activities and reserve recognition to what we have been achieving, we would expect our DD&A rate to continue to increase.

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

Oil and Gas Properties

We use the full cost method of accounting for our investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas proved reserves, including directly related overhead costs, are capitalized into a “full-cost pool” on a country-by-country basis as incurred. Internal costs that directly relate to acquisition, exploration and development activities totaled $1.3 million for the years ended December 31, 2004 and 2003. The balance of capitalized costs included in oil and gas properties for the years ended December 31, 2004 and 2003 were $6.5 million and $5.2 million, respectively. Management believes that the basis we use to determine the amount of internal costs capitalized is appropriate.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated dismantlement and abandonment costs, net of salvage values, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed for impairment quarterly and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties, including consideration received from sales or transfers of properties in connection with partnerships, joint venture operations or drilling arrangements, are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonment of properties is accounted for as an adjustment to capitalized costs with no loss recognized.

Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves are established or impairment determined. Pending determination of proved reserves attributable to the above costs, we cannot assess the future impact on the amortization rate.

The capitalized costs are subject to a “ceiling test”, which generally limits such costs less accumulated amortization and related deferred income taxes to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent (PV-10) based on current economic and operating conditions less income tax effects related to the differences between the book and tax basis of the oil and gas properties. The ceiling test is performed on a quarterly basis. We experienced no impairment in 2004, 2003, or 2002.

All costs relating to production activities are charged to expense as incurred.

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations”, we carry a liability for any legal retirement obligations on our oil and gas properties. The associated asset retirement costs are capitalized as part of the full-cost pool and depleted on the unit of production basis.

For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under SFAS 143. For purposes of our depletion calculation, we include in future development costs the estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed proportions for which we have booked an obligation under SFAS 143.

Reserve engineering is a subjective process that is dependent on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are subject to change over time as additional information becomes available.

Revenue Recognition

Revenues are recognized when title to the product transfers to purchasers. We follow the “sales method” of accounting for revenue for oil and natural gas production, so that we recognize sales revenue on all production sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. In these instances when our sales are not proportionate to our interests, a receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. Current revenues are accrued based on our expectation of actual deliveries and actual prices received. Plant revenues are recognized as product is sold, and our gathering fees are recognized as the gathering services are performed. Revenues for our oilfield management services segment are recognized as services are performed and equipment is delivered.

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

All freestanding financial derivative instruments, including certain derivative instruments embedded in other contracts if certain criteria are met, are recognized at estimated fair value on our balance sheet. We determine our fair values based on market values obtained from our counterparties. Derivative instruments that are not designated as hedges must be adjusted to fair value through net income. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged items, and are recognized in net income. Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income.

Goodwill

As a result of our merger with Prize, we currently have $56.5 million of goodwill recorded on our books. Under SFAS No. 142, we will not amortize any of the goodwill acquired in the merger. All goodwill has been allocated to the Exploration and Production reporting unit. We test our goodwill for impairment on an annual basis or whenever indicators of impairment exist. We performed our annual impairment test at December 31, 2004, and determined that no impairment existed. The annual impairment test requires management to make significant estimates and judgments. If impairment is determined to exist, we will measure our impairment based on a comparison of the carrying value of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the Exploration and Production reporting unit to all of the assets and liabilities of that unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, impairment will be recognized in the income statement.

Stock Compensation

At December 31, 2004, we had four stock-based employee compensation plans, which are described more fully in Note 13 of the Consolidated Financial Statements. We account for our employee stock option plans under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment to FASB Statement No. 123,” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. On June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and as allowed under the prospective method of SFAS No. 148. The fair value of each option granted after December 31, 2002, is estimated on the grant date, using the Black-Scholes option-pricing model. For the years ended December 31, 2003 and 2004, we recorded stock compensation expense of $3.0 million and $768 thousand, respectively, which is reflected in our general and administrative expenses. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date. Our future accounting for stock-based compensation will be impacted by the issuance of SFAS No. 123(R). Please see our Recently Issued Statements discussion below for additional information.

If we had recorded stock option expense under the fair value provisions of SFAS No. 123 for all prior and current grants, our net income and earnings per share (“EPS”) would have been as shown in the below pro forma tables (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$103,573	$26,117	$15,522

Total Stock-based employee compensation expense
included in reported net income, net of income
taxes of $278 and $1,144, respectively	490	1,873	--

Deduct: Total stock-based employee compensation
determined under fair value-based method for all
awards, net of income taxes of $1,871, $2,896, and
$1,962 respectively	(3,298)	(4,751)	(3,219)

Pro forma net income	$100,765	$23,239	$12,303

Earnings per share:
Basic - as reported	$1.35	$0.39	$0.25

Basic - pro forma	$1.31	$0.35	$0.20

Diluted - as reported	$1.31	$0.39	$0.25

Diluted - pro forma	$1.28	$0.34	$0.20

The company estimated the fair value of each stock based grant (options and warrants) using the Black-Scholes option pricing method while using the following weighted average assumptions:

	2004(a)	2003(b)	2002
Risk-free interest rate	3.38%	1.58%	3.68%
Expected life	4.1 years	2.1 years	7.4 years
Expected volatility	40.7%	46.3%	49.5%
Dividend yield	--	--	--
Weighted average fair value of options granted	$ 3.81	$ 3.03	$ 3.17

(a)	We granted 1,403,000 options during 2004, which had a reduced term of four years. Prior grants have ten-year terms.

(b)	We granted 999,260 options during 2003, which had a reduced term of three years. Prior grants have ten-year terms.

Income Taxes

We file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized. We recorded an allowance on certain state operating losses of $2.0 million during 2004.

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

Recently Issued Statements

The Financial Accounting Standards Board (“FASB”) has issued FASB Staff Position (“FSP”) No. 142-2, “Application of FASB Statement 142, Goodwill and Other Intangible Assets, to Oil-and-Gas Producing Entities after evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We did not change or reclassify contractual mineral rights included in proved and unproved oil and gas properties on our balance sheet upon adoption of SFAS No. 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. An issue was raised regarding whether these mineral rights should be classified as tangible or intangible assets. FSP No. 142-2 addressed this issue and supports our current accounting treatment of mineral rights and will not impact our financial statements. This FSP is effective for reporting periods beginning after September 2, 2004.

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

FASB’s Emerging Issues Task Force (“EITF”) has issued an Abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This guidance requires companies to include the dilutive effect of convertible debt securities in diluted earnings per share regardless of whether or not the contingent conversion features have been triggered. The principal of our Convertible Notes must be settled in cash, with the conversion spread settled in stock. This EITF is effective for periods ending after December 15, 2004. We have accordingly included approximately 94 thousand potential shares to be issued for our Convertible Notes in our earnings per share computations for the year ending 2004 based on the spread between our average market price during the year and the conversion price on these notes. We did not include any potential dilution for the 2003 period because the conversion price did not exceed our average market price during that period.

The SEC Staff Accounting Bulletin (“SAB”) 106 was released in September 2004. SAB 106 expresses the SEC staff’s views on the interaction of SFAS No. 143 and the full cost method and provides guidance on computing the full cost ceiling as well as depreciation, depletion, and amortization. The SAB also requires additional disclosures regarding how the application of SFAS No. 143 has affected the ceiling test and depreciation, depletion and amortization. This guidance is effective for the first fiscal quarter beginning after its publication. We implemented this guidance for our ceiling test and depletion calculations during the fourth quarter of 2004 and experienced no significant impact.

FASB issued SFAS No. 123(R), “Share-Based Payment”, during December 2004. Under this revised guidance, all share-based equity and liability instruments will be recorded as compensation expense based on their fair values, and all liability instruments will be remeasured each reporting period. This guidance will be effective as of the beginning of the first annual or interim reporting period that begins after June 15, 2005, which would cause us to adopt this statement July 1, 2005. We currently account for our stock-based compensation under the prospective method, under which we only record compensation expense on awards granted after 2003. Upon adoption of this statement, we will apply the modified prospective method to our equity instruments under which compensation expense will also be recorded on the unvested portions of awards granted prior to 2003. At this time, we estimate the impact of these prior years’ grants on 2005 earnings to be an additional pre-tax expense of $1.2 million.

FASB also issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", during December 2004. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception from fair value measurement prescribed in that statement and replaces it with an exception for exchanges that have no significant impact on future cash flows. This statement is effective for exchanges that take place in fiscal periods beginning after June 15, 2005. We do not expect this statement to have an impact on our future financials.

Off Balance Sheet Arrangements

In the past, we have provided trade guarantees on behalf of an unconsolidated affiliate, which has since been sold. The last of these guarantees expired in July 2003. Further, we sold our 30% ownership interest in NGTS and, therefore, no longer maintain any equity interest in this former affiliate. On February 18, 2005 our 40% owned subsidiary, Apple Tree Holdings, LLC entered into a $20.6 million construction loan agreement (“Construction Loan”). The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado. The Construction Loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25% and will mature no later than July 31, 2006. We have provided a guaranty to the lender for this Construction Loan. In return for our guaranty, we received an up-front cash payment as well as 55% distribution of cash flows from the entity until certain financial tests are met.

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

Other

At March 1, 2005, Magnum Hunter had approximately 43% of its natural gas production and approximately 17% of its crude oil production hedged through December 31, 2005. In addition, Magnum Hunter had approximately 11% of its natural gas production and 8% of its crude oil production hedged for the calendar year 2006. Unless we enter into additional hedging transactions, the remainder of our hydrocarbon volumes will be sold at market prices. Future commodity price declines will negatively impact future income and cash flow to the extent of any production sold at market prices. These declines could ultimately affect the quantity of proved oil and gas reserves and cost center ceiling values. These results, individually or collectively, could result in bank debt default and/or debt acceleration, restrict our ability to attract qualified personnel or cause further industry consolidation. There is no requirement from any of our lenders to hedge our products.

Our domestic operations are concentrated in the southwestern and mid-continent regions of the United States and shallow water region of the Gulf of Mexico offshore Texas and Louisiana. We currently have no operations outside of the United States of America. We currently have 27 wells that individually produce a net 1.5 MMcfe per day or greater, but these are not concentrated in any one field. We have no individual fields in which disruptions could materially reduce our financial results.

FORWARD-LOOKING STATEMENTS. This Form 10-K and the information incorporated by reference contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

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

Energy swap agreements. We produce, purchase, and sell crude oil, natural gas, condensate, and natural gas liquids. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We have previously engaged in oil and gas hedging activities and intend to continue to consider various hedging arrangements to realize commodity prices which we consider favorable and to reduce volatility. We engage in futures contracts with certain of our oil and gas production through various contracts (“Swap Agreements”). The primary objective of these activities is to protect against significant decreases in price during the term of the hedge.

The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange (“NYMEX”) light sweet crude oil futures and Henry Hub natural gas futures, and to the Inside FERC natural gas index price postings (“Index”). We have combined contracts which have agreed upon price floors and ceilings (“Costless Collars”). When the Index price exceeds the contract ceiling, we pay the spread between the ceiling and the Index price applied to the related contract volumes. When the contract floor exceeds the Index, we receive the spread between the contract floor and the Index price applied to the related contract volumes.

To the extent we receive the spread between the contract floor and the Index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to our results of operations as a result of nonperformance by these counterparties.

The company has no margin deposits with any counter-parties as of December 31, 2004 related to hedge transactions. The company does not intend to enter into any new hedging contracts with institutions that require margin deposits.

At December 31, 2004, we had open contracts with the following terms:

Commodity	Type	Volume/Day	Duration	Wtd. Avg. Price
Natural Gas	Collar	60,000 MMBTU	Jan 05 - Dec 05	$4.21 - $6.85
Natural Gas	Swap	20,000 MMBTU	Jan 05 - Dec 05	$ 6.25
Natural Gas	Collar	20,000 MMBTU	Jan 06 - Dec 06	$5.25 - $6.30
Crude Oil	Swap	1,000 BBL	Jan 05 - Dec 05	$ 34.90
Crude Oil	Collar	1,000 BBL	Jan 05 - Dec 05	$35.00 - $55.00
Crude Oil	Collar	1,000 BBL	Jan 06 - Dec 06	$30.00 - $35.85

Based on future market prices at December 31, 2004, the fair value of open contracts to the company was a net liability of $19.8 million. If future market prices were to increase 10% from those in effect at December 31, 2004, the fair value of our open contracts would be a liability of $39.1 million. If future market prices were to decline 10% from those at December 31, 2004, the fair value of our open contracts would be a liability of $6.5 million.

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

The following table presents the carrying and fair value of our debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the 9.6% Senior Notes and the Convertible Notes, which are valued at their last traded value before December 31, 2004.

Expected Maturity Dates	2005	2006-2007	2012	2023	Total	Fair Value
(in thousands)
Variable Rate Debt:
Bank Debt (a)	$--	$320,000	$--	$--	$320,000	$320,000
Convertible Notes (b)	$--	$--	$--	$125,000	$125,000	$151,719
Capital Lease Obligations (c)	$2,458	$3,042	$--	$--	$5,500	$5,500
Fixed Rate Debt:
9.6% Senior Notes	$--	$--	$195,000	$--	$195,000	$221,325

(a)	The weighted average interest rate on the bank debt with recourse at December 31, 2004 was 3.92%.

(b)	The interest rate on the Convertible Notes at December 31, 2004 was 2.49%. The rate on these Convertible Notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of the notes on December 15, 2008, 2013, and 2018. The repurchase price will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase.

(c)	The weighted average interest rate on capital lease obligations at December 31, 2004 was 5.58%.

Item 8. Consolidated Financial Statements and Unaudited Supplementary Data

Index to Consolidated Financial Statements

Page

Management's Responsibility Over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheets at December 31, 2004 and 2003	F-4

Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Periods Ended December 31, 2004, 2003 and 2002	F-6

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002	F-9

Notes to Consolidated Financial Statements	F-10

Supplemental Information on Oil and Gas Producing Properties (Unaudited)	F-40

MANAGEMENT’S RESPONSIBILITY OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

The following consolidated financial statements of Magnum Hunter Resources, Inc. and its subsidiaries (“Magnum Hunter”) were prepared by management, which is responsible for their integrity, objectivity and fair presentation. The statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include some amounts that are based on the best estimates and judgments of management.

Magnum Hunter’s management is also responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control of Magnum Hunter is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. This system consists of 1) entity level controls, including written policies and guidelines relating to the ethical conduct of business affairs, 2) general computer controls and 3) process controls over initiating, authorizing, recording, processing and reporting transactions. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

The adequacy of financial controls of Magnum Hunter and the accounting principles employed in financial reporting by Magnum Hunter are under the general oversight of the Audit Committee of the Board of Directors. No member of this committee is an officer or employee of Magnum Hunter. The independent public accountants and internal auditors have full, free, separate and direct access to the Audit Committee and meet with the Committee from time to time to discuss accounting, auditing and financial reporting matters.

Magnum Hunter’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2004, Magnum Hunter’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, was engaged to audit the consolidated financial statements and management’s assessment of the effectiveness of Magnum Hunter’s internal control over financial reporting, and to issue a report thereon. In the conduct of the audit, Deloitte & Touche LLP was given unrestricted access to all financial records and related data including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to Deloitte & Touche LLP during the audit were valid and appropriate. Their audit was made in accordance with standards of the Public Company Accounting Oversight Board (United States) and included a review of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements, management’s assessment of our internal control over financial reporting and the effectiveness of Magnum Hunter’s internal control over financial reporting. Their report begins on page F-3.

/s/ Gary C. Evans President and Chief Executive Officer	/s/ M. Bradley Davis Senior Vice President and Chief Financial Officer

Irving, Texas
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

We have audited the accompanying consolidated balance sheets of Magnum Hunter Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Magnum Hunter Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003 as required by Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”, and changed its method of accounting for employee stock-based option grants in 2003 by adopting the prospective method specified by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and Amendment to FASB Statement No. 123".

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Magnum Hunter Resources, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, included in Item 9A of this annual report on Form 10-K, that Magnum Hunter Resources, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 15, 2005

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$20,342	$18,693
Restricted cash	212	--
Accounts receivable
Trade, net of allowance of $4,776 and $4,331, respectively	85,462	46,716
Notes receivable	1,396	1,996
Due from affiliates	768	--
Deferred income taxes, current	5,010	8,263
Deposits	3,198	2,713
Available for sale investments	6,067	7,563
Prepaid drilling costs	9,480	8,770
Other current assets	7,579	5,623

Total Current Assets	139,514	100,337
Property, Plant and Equipment
Oil and gas properties, full-cost method
Unproved	94,472	110,467
Proved	1,828,839	1,292,388
Pipelines	36,607	34,149
Other property	9,969	7,805

Total Property, Plant and Equipment	1,969,887	1,444,809
Accumulated depreciation, depletion, amortization and impairment	(472,975)	(348,926)

Net Property Plant and Equipment	1,496,912	1,095,883
Other assets
Deferred financing costs and other	9,608	13,205
Goodwill	56,467	56,467

Total Assets	$1,702,501	$1,265,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade payables	$65,215	$28,793
Accrued interest	5,764	8,909
Accrued liabilities	15,298	11,228
Due to affiliates	503	1,742
Other current liabilities	8,198	7,060
Revenues payable	10,871	7,860
Suspended revenue payable	22,401	16,049
Derivative liabilities, current	14,046	21,853
Current maturities of long-term debt	2,458	2,009

Total Current Liabilities	144,754	105,503
Long-Term Liabilities
Long-term debt, less current maturities	643,042	595,503
Asset retirement obligations	40,086	32,489
Derivative liabilities, noncurrent	5,981	1,198
Deferred income taxes payable	188,366	141,000
Other non-current liabilities	459	523
Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000
designated as Series A; 80,000 issued and outstanding, liquidation amount $0	1	1
Common Stock - $.002 par value; 200,000,000 shares authorized,
91,324,168 and 71,977,759 shares issued, respectively	183	144
Additional paid-in capital	615,046	429,446
Accumulated other comprehensive loss	(12,621)	(13,576)
Retained earnings	108,576	5,003
Common stock in deferred compensation plan, at cost (34,416 shares) .	(192)	(192)
Unearned common stock in KSOP, at cost (880,083 and 1,012,203 shares, respectively)	(6,215)	(6,110)

	704,778	414,716
Treasury stock, at cost (3,931,614 and 3,942,294 shares, respectively)	(24,965)	(25,040)

Total Stockholders' Equity	679,813	389,676

Total Liabilities and Stockholders' Equity	$1,702,501	$1,265,892

        The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Operating Revenues:
Oil and gas sales	$443,412	$284,929	$240,964
Gas gathering, marketing and processing	41,900	35,317	20,809
Oil field services	8,414	4,768	4,096

Total Operating Revenues	493,726	325,014	265,869

Operating Costs and Expenses:
Oil and gas production lifting costs	60,945	56,262	51,559
Production taxes and other costs	43,704	32,772	28,167
Gas gathering, marketing and processing	29,112	25,373	15,100
Oil field services	5,016	3,119	2,474
Depreciation, depletion, amortization and accretion	127,179	99,614	86,468
Gain on sale of assets	(288)	(171)	(61)
General and administrative	22,125	15,347	13,293

Total Operating Costs and Expenses	287,793	232,316	197,000

Operating Profit	205,933	92,698	68,869
Equity in (loss) earnings of affiliate	--	(162)	792
Other income	2,584	889	452
Provision for impairment of investments	--	--	(621)
Costs associated with early retirement of debt	(12,250)	(6,716)	(1,000)
Non-cash hedging adjustments	1,124	1,482	(6,626)
Interest expense	(38,059)	(47,260)	(47,935)

Income Before Income Tax	159,332	40,931	13,931
Provision for income tax (expense) benefit
Current	(1,977)	250	--
Deferred	(53,782)	(15,463)	1,591

Total Provision for Income Tax (Expense) Benefit	(55,759)	(15,213)	1,591

Income Before Cumulative Effect of a Change in Accounting
Principle	103,573	25,718	15,522
Cumulative effect of a change in accounting principle, net
of income tax expense of $244	--	399	--

Net Income	$103,573	$26,117	$15,522

Income per Common Share – Basic
Income before cumulative effect of a change in
accounting principle	$1.35	$0.38	$0.25
Cumulative effect of a change in accounting principle .	--	0.01	--

Income per Common Share – Basic	$1.35	$0.39	$0.25

Income per Common Share – Diluted
Income before cumulative effect of a change in
accounting principle	$1.31	$0.38	$0.25
Cumulative effect of a change in accounting principle .	--	0.01	--

Income per Common Share – Diluted	$1.31	$0.39	$0.25

Common Shares Used in Per Share Calculation
Basic	76,952,204	66,191,816	61,493,428

Diluted	78,958,618	67,501,811	62,513,548

        The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2002
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

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2003
(thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2003	$1	$143	$(20,408)	$423,364	$(21,114)	$--	$(4,888)	$(26,902)	$350,196
Issuance of 270 shares of common stock
pursuant to employee stock option plan		1		1,244					1,245
Issuance of 548 treasury shares upon
exercise of warrants			2,728	720					3,448
Deferred tax benefit on exercise of
employee stock options				613					613
Purchase of 1,340 shares of treasury
stock			(7,413)						(7,413)
Loan to KSOP to purchase 486 shares							(2,711)		(2,711)
Employee deferrals to KSOP to purchase
59 shares				105			380		485
Purchase 53 shares for deferred
compensation plan						(295)			(295)
Employer contribution of 172 shares to
KSOP				336			1,109		1,445
Stock compensation				3,017					3,017
Purchase of 18 treasury shares by
deferred compensation plan			53	47		(100)			--
Release of 36 shares from deferred
compensation plan						203			203
Net Income, net of income tax expense
of $15,213					26,117				26,117	26,117
Reclassification adjustments related to
derivative contracts, net of deferred
income tax expense of $28,330								46,469	46,469	46,469
Change in fair value of outstanding
hedge positions, net of deferred income
tax benefit of $19,715								(32,338)	(32,338)	(32,338)
Amortization of purchased hedge
positions, net of deferred income tax
benefit of $491								(805)	(805)	(805)

Balance at December 31, 2003	$1	$144	$(25,040)	$429,446	$5,003	$(192)	$(6,110)	$(13,576)	$389,676	$39,443

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2004
(thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Deferred Compensation	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2004	$1	$144	$(25,040)	$429,446	$5,003	$(192)	$(6,110)	$(13,576)	$389,676
Issuance of 2,128 shares of common
stock pursuant to employee stock option
plan		4		10,427					10,431
Issuance of 17,250 shares through
secondary offering, net of offering
costs		35		169,279					169,314
Stock compensation				768					768
Deferred tax benefit on exercise of
employee stock options				2,765					2,765
Loan to KSOP to purchase 225 shares							(2,259)		(2,259)
Employer contribution of 223 shares to
KSOP				1,515			1,347		2,862
Employee salary deferrals to KSOP,
representing 134 shares				776			807		1,583
Issuance of 11 shares for Directors'
compensation			75	70					145
Net Income, net of income tax expense
of $55,759					103,573				103,573	103,573
Reclassification adjustments related to
derivative contracts, net of deferred
income tax expense of $15,859								27,950	27,950	27,950
Change in fair value of outstanding
hedge positions, net of deferred income
tax benefit of $15,038								(26,503)	(26,503)	(26,503)
Amortization of purchased hedge
positions, net of deferred income tax
benefit of $279								(492)	(492)	(492)

Balance at December 31, 2004	$1	$183	$(24,965)	$615,046	$108,576	$(192)	$(6,215)	$(12,621)	$679,813	$104,528

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$103,573	$26,117	$15,522
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of a change in accounting principle	--	(399)	--
Depreciation, depletion, amortization and accretion	127,179	99,614	86,468
Impairment of investments	--	--	621
Amortization of financing fees	2,647	2,377	2,037
Imputed interest on debt due to merger	--	--	108
Increase in allowance for doubtful accounts	841	231	206
Deferred income taxes (benefits)	53,782	15,463	(1,591)
Equity in (income) loss of unconsolidated affiliate	--	162	(792)
Costs associated with early extinguishment of debt	12,250	6,716	1,000
Cost of shares released from KSOP suspense	1,347	1,109	867
Minority interest in consolidated subsidiary	(64)	89	--
Stock compensation	768	3,017	--
Non-cash directors' compensation	145	--	--
Excess of fair value over cost of shares released from KSOP suspense	2,291	441	110
Gain on sale of assets	(288)	(171)	(61)
Other non-cash hedging adjustments	(1,124)	(1,482)	6,626
Changes in certain assets and liabilities, net of the effect of acquisitions
Accounts and notes receivable	(40,357)	6,565	(17,429)
Derivative assets	--	--	3,600
Deposits and other current assets	(2,872)	(4,264)	(9,314)
Accounts payable and accrued liabilities	42,931	(1,081)	(7,449)
(Payment) refund of income taxes	(2,439)	8,134	2,874

Net Cash Provided by Operating Activities	300,610	162,638	83,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	22,902	17,123	95,988
Proceeds from sale of unconsolidated affiliate	--	5,160	--
Purchase of land to be held for sale	--	(7,563)	--
Purchase of controlling interest in Metrix Networks, Inc., net of cash acquired	--	(253)	--
Additions to property and equipment	(303,125)	(175,535)	(141,046)
Cash paid for New Mexico property acquisition	(234,180)	--	--
Cash paid in Prize merger net of cash acquired	--	--	(41,095)
(Increase) decrease in other assets	(136)	(17)	238
Loan made for promissory note receivable	--	--	(2,596)
Payments received on promissory note receivable	600	500	--
Distribution from unconsolidated affiliate	--	1,510	256
Investment in unconsolidated affiliate	--	(600)	(1,165)

Net Cash Used In Investing Activities	(513,939)	(159,675)	(89,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	466,000	517,375	627,850
Fees paid related to financing activities	(1,011)	(4,428)	(11,961)
Payments of principal on long-term debt and production payment liability	(313,012)	(486,348)	(591,451)
Redemption of notes payable	(115,080)	(134,374)	--
Proceeds from issuance of convertible notes	--	125,000	--
Loan repaid by stockholder	--	--	742
Loan to KSOP	(2,259)	(2,711)	(3,652)
Loan repaid from KSOP	807	380	473
Proceeds from issuance of common stock	10,431	1,245	3,634
Proceeds from issuance of secondary offering of common stock	169,314	--	--
Proceeds from issuance of treasury stock	--	3,448	--
Purchase of warrants	--	--	(128)
Purchase of treasury stock	--	(7,413)	(18,494)
(Increase) decrease in restricted cash for payment of notes payable	(212)	682	(682)
Net decrease in note receivable from affiliate	--	100	--
Purchase common stock for deferred compensation plan	--	(295)	--

Net Cash Provided by Financing Activities	214,978	12,661	6,331

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,649	15,624	314
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,693	3,069	2,755

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,342	$18,693	$3,069

The accompanying notes are an integral part of these consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Magnum Hunter Resources, Inc. (“Magnum Hunter”), is incorporated under the laws of the state of Nevada. The company and our subsidiaries are engaged in the acquisition, operation and development of oil and gas properties, the gathering, processing, transmission, and marketing of natural gas and natural gas liquids and providing management, advisory consulting and measurement services on oil and gas properties for third parties. In conjunction with the above activities, we own and operate oil and gas properties in twelve states, predominantly in the Southwest region of the United States. In addition, we own and operate five gathering systems located in Texas, Oklahoma and New Mexico and own an interest in four natural gas processing plants located in Texas, Oklahoma and Arkansas.

Consolidation

The accompanying consolidated financial statements include the accounts of Magnum Hunter and our existing wholly-owned subsidiaries, Gruy Petroleum Management Co., Magnum Hunter Production, Inc., ConMag Energy Corporation, Trapmar Properties, Inc., Hunter Gas Gathering, Inc. (“Hunter”), Canvasback Energy, Inc., Pintail Energy, Inc., Redhead Energy, Inc. (“Redhead”), Prize Operating Co., PEC (Delaware), Inc., Oklahoma Gas Processing, Inc., and Prize Energy Resources, LP. We consolidate on a pro rata basis our approximately 29% ownership of TEL Offshore Trust, our 1% interest in Mallard Hunter, LP, our 5% interest in Teal Hunter, LP and our 40% interest in Appletree Holdings LLC. Prior to December 2003, we accounted for our approximately 32% interest in Metrix Networks, Inc. (“Metrix”) under the equity method. We acquired an 80% controlling interest in Metrix during December 2003, and thus fully consolidate them with a minority interest for the outside owners’ 20%. Prior to its sale in September 2003, we also accounted for our investment in NGTS, LLC (“NGTS”) under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior years to conform to the current presentation.

Magnum Hunter is a holding company with no significant assets or operations other than our investments in our subsidiaries. Our wholly-owned subsidiaries, except for Canvasback Energy, Inc., Redhead and Metrix, collectively referred to as Canvasback, are direct guarantors of our 9.6% Senior Notes and our Convertible Notes, and have fully and unconditionally guaranteed these notes on a joint and several basis. The guarantors comprise all of our direct and indirect subsidiaries (other than Canvasback), and we have presented separate condensed consolidating financial statements and other disclosures concerning each guarantor and Canvasback (See Note 16). Except for Canvasback, there is no restriction on the ability of consolidated or unconsolidated subsidiaries to transfer funds to Magnum Hunter in the form of cash dividends, loans, or advances.

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

We recorded an impairment on an investment in the common stock of another entity whose stock was held by us for resale for its full carrying value of $621 thousand during 2002. At December 31, 2003 and 2004, we carried no value for our available-for-sale securities.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Oil and Gas Properties

We use the full-cost method of accounting for our investments in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized into a “full-cost pool” on a country-by-country basis as incurred. Internal costs that directly relate to acquisition, exploration and development activities that were capitalized totaled $1.3 million for the years ended December 31, 2004 and 2003. The balance of capitalized costs included in oil and gas properties for the years ended December 31, 2004 and 2003 were $6.5 million and $5.2 million, respectively. Management believes that the basis we use to determine the amount of internal costs capitalized is appropriate.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated dismantlement and abandonment costs, net of salvage values, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed for impairment quarterly and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties, including consideration received from sales or transfers of properties in connection with partnerships, joint venture operations or drilling arrangements, are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonment of properties is accounted for as an adjustment to capitalized costs with no loss recognized.

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

A summary of the unproved properties excluded from proved oil and gas properties being amortized at December 31, 2004 and 2003, respectively, and the year in which they were incurred follows:

	December 31, 2004 (in thousands)
	Prior	2002	2003	2004	Total
Property Acquisition Costs	$3,585	$54,648	$9,279	$19,582	$87,094
Exploration Costs	--	--	896	6,482	7,378

Total	$3,585	$54,648	$10,175	$26,064	$94,472

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2003 (in thousands)
	Prior	2001	2002	2003	Total
Property Acquisition Costs	$304	$4,900	$83,836	$12,207	$101,247
Exploration Costs	--	--	--	9,220	9,220

Total	$304	$4,900	$83,836	$21,427	$110,467

Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves are established or impairment determined. Pending determination of proved reserves attributable to the above costs, we cannot assess the future impact on the amortization rate.

The capitalized costs are subject to a “ceiling test”, which generally limits such costs less accumulated amortization and related deferred income taxes to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions less income tax effects related to the differences between the book and tax basis of the oil and gas properties. The ceiling test is performed on a quarterly basis. We experienced no impairment in 2004, 2003, or 2002.

For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under SFAS 143. For purposes of our depletion calculation, we include in future development costs the estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed proportions for which we have booked an obligation under SFAS 143.

All costs relating to production activities are charged to expense as incurred.

Amortization expense per thousand cubic feet equivalent was $1.50, $1.28 and $1.17 for the years ended December 31, 2004, 2003 and 2002, respectively.

Derivative Instruments

Our product price and interest hedging activities are described in Note 12 to the consolidated financial statements. Periodically we enter into derivative instruments such as futures, swaps and options contracts to reduce the adverse effects of fluctuations in natural gas and crude oil prices. Under our risk management policy, at inception, commodity hedge positions may not exceed 75% of natural gas and 90% of crude oil current forecasted (18 months) commodity production. For forecasted non-current (greater than 18 months) commodity production, at inception, commodity hedge positions for both natural gas and crude oil may not exceed 75% of forecasted production for each product. We also may utilize, from time to time, financial derivative instruments to hedge the risk associated with interest on our outstanding variable-rate debt. Generally, the cash settlement of all derivative instruments is recognized as income or expense in the period in which the hedged transaction affects earnings.

All freestanding financial derivative instruments, including certain derivative instruments embedded in other contracts if certain criteria are met, are recognized at estimated fair value on our balance sheet. We determine our fair values based on market values obtained from our counterparties. Derivative instruments that are not designated as hedges must be adjusted to fair value through net income. Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged items, and are recognized in net income. Changes in the fair value of derivative instruments that are cash-flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in net income.

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

Other Property

Other property and equipment are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to 39 years. Gain or loss on retirement or sale or other disposition of assets is included in results of operations in the period of disposition.

Other Oil and Gas Related Services

Other oil and gas related services consist largely of fees earned from our operation and monitoring services of oil and gas properties for third parties. Such fees are recognized in the month the service is provided.

Magnum Hunter does not recognize income in connection with drilling, well service or other services provided in connection with oil and gas properties in which we hold an ownership or other economic interest to the extent of our interest. Any proceeds received for services performed that are not recognized as income are credited to the full cost pool.

Stock Compensation

At December 31, 2004, we had four stock-based employee compensation plans, which are described more fully in Note 13. We currently account for our employee stock option plans under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment to FASB Statement No. 123,” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. On June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and as allowed under the prospective method of SFAS No. 148. The fair value of each option granted after December 31, 2002, is estimated on the grant date, using the Black-Scholes option-pricing model. For the years ended December 31, 2003 and 2004, we recorded stock compensation expense of $3.0 million and $768 thousand, respectively, which is reflected in our general and administrative expenses. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date. Our future accounting for stock-based compensation will be impacted by the issuance of SFAS No. 123(R). Please see our Recently Issued Statements discussion below for additional information.

If we had recorded stock option expense under the fair value provisions of SFAS No. 123 for all prior and current grants, our net income and earnings per share (“EPS”) would have been as shown in the below pro forma tables (in thousands):

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$103,573	$26,117	$15,522
Total Stock-based employee compensation expense
included in reported net income, net of income
taxes of $278 and $1,144, respectively	490	1,873	--
Deduct: Total stock-based employee compensation
determined under fair value-based method for all
awards, net of income taxes of $1,871, $2,896, and
$1,962 respectively	(3,298)	(4,751)	(3,219)

Pro forma net income	$100,765	$23,239	$12,303

Earnings per share:
Basic - as reported	$1.35	$0.39	$0.25

Basic - pro forma	$1.31	$0.35	$0.20

Diluted - as reported	$1.31	$0.39	$0.25

Diluted - pro forma	$1.28	$0.34	$0.20

The company estimated the fair value of each stock based grant (options and warrants) using the Black-Scholes option pricing method while using the following weighted average assumptions:

	2004(a)	2003(b)	2002
Risk-free interest rate	3.38%	1.58%	3.68%
Expected life	4.1 years	2.1 years	7.4 years
Expected volatility	40.7%	46.3%	49.5%
Dividend yield	--	--	--
Weighted average fair value of options granted	$ 3.81	$ 3.03	$ 3.17

(a)	We granted 1,403,000 options during 2004, which had a reduced term of four years. Prior grants have ten-year terms.

(b)	We granted 999,260 options during 2003, which had a reduced term of three years. Prior grants have ten-year terms.

Insurance Proceeds

As a result of damages incurred during Hurricane Lili, we received proceeds of $904 thousand and $1 million, during the years ended 2004 and 2003 respectively. We credited $608 thousand in each of the years 2004 and 2003 against proved property to represent damages paid for equipment losses. In 2004 and 2003, we included $296 thousand and $399 thousand, respectively, of these proceeds in oil and gas sales, which represented business interruption proceeds.

Income Taxes

We file a consolidated federal income tax return. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized. We recorded a valuation allowance of $2.0 million on deferred tax assets representing state operating loss carryforwards during 2004 due to management’s estimate that these operating loss carryforwards would not be realized before their expiration.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill

As a result of our merger with Prize, we currently have recorded $56.5 million of goodwill. Under SFAS No. 142, we will not amortize any of the goodwill acquired in the merger. All goodwill has been allocated to the Exploration and Production reporting unit. We test our goodwill for impairment on an annual basis or whenever indicators of impairment exist. We performed our annual impairment test at December 31, 2004, and determined that no impairment existed. The annual impairment test requires management to make significant estimates and judgments. If impairment is determined to exist, we will measure our impairment based on a comparison of the carrying value of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the Exploration and Production reporting unit to all of the assets and liabilities of that unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, impairment will be recognized in the income statement.

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

Recently Issued Statements

The Financial Accounting Standards Board (“FASB”) has issued FASB Staff Position (“FSP”) No. 142-2, “Application of FASB Statement 142, Goodwill and Other Intangible Assets, to Oil-and-Gas Producing Entities after evaluating an issue involving the classification of mineral rights. In June 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. We did not change or reclassify contractual mineral rights included in proved and unproved oil and gas properties on our balance sheet upon adoption of SFAS No. 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. An issue was raised regarding whether these mineral rights should be classified as tangible or intangible assets. FSP No. 142-2 addressed this issue and supports our current accounting treatment of mineral rights and will not impact our financial statements. This FSP is effective for reporting periods beginning after September 2, 2004.

FASB issued FSP FAS 129-1, “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure,” in April 2004. This FSP provides additional guidance on the disclosure requirements of contingently convertible securities. We have made the required disclosures related to the terms of our Convertible Notes and have provided explanations in Note 5 about the dilutive effects of these notes on our earnings per share.

FASB’s Emerging Issues Task Force (“EITF”) has issued an EITF Abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addresses the issue of when the dilutive effects of contingently convertible debt instruments should be included in diluted earnings per share. This guidance would require companies to include the dilutive effect of convertible debt securities in diluted earnings per share regardless of whether or not the contingent conversion features have been triggered. This EITF is effective for periods ending after December 15, 2004. We have accordingly included approximately 94 thousand potential shares to be issued for our Convertible Notes in our earnings per share computations for the year ending 2004 based on the spread between our average market price during the year and the conversion price on these notes. We did not include any potential dilution for the 2003 period because the conversion price did not exceed our average market price during that period.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The SEC Staff Accounting Bulletin (“SAB”) 106 was released in September 2004. SAB 106 expresses the SEC staff’s views on the interaction of SFAS No. 143 and the full cost method and provides guidance on computing the full cost ceiling as well as depreciation, depletion, and amortization. The SAB also requires additional disclosures regarding how the application of SFAS No. 143 has affected the ceiling test and depreciation, depletion and amortization. This guidance is effective for the first fiscal quarter beginning after its publication. We implemented this guidance for our ceiling test and depletion calculations during the fourth quarter of 2004 and experienced no significant impact.

FASB issued SFAS No. 123(R), “Share-Based Payment”, during December 2004. Under this revised guidance, all share-based equity and liability instruments will be recorded as compensation expense based on their fair values, and all liability instruments will be remeasured each reporting period. This guidance will be effective as of the beginning of the first annual or interim reporting period that begins after June 15, 2005, which would cause us to adopt this statement July 1, 2005. We currently account for our stock-based compensation under the prospective method, under which we only record compensation expense on awards granted after 2003. Upon adoption of this statement, we will apply the modified prospective method to our equity instruments under which compensation expense will also be recorded on the unvested portions of awards granted prior to 2003. At this time, we estimate the pre-tax impact of these prior years’ grants on 2005 earnings to be an additional pre-tax expense of $1.2 million.

FASB also issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", during December 2004. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception from fair value measurement prescribed in that statement and replaces it with an exception for exchanges that have no significant impact on future cash flows. This statement is effective for exchanges that take place in fiscal periods beginning after June 15, 2005. We do not expect this statement to have an impact on our future financial results.

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

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except for per share amounts):

	For the Year Ended
	December 31, 2004			December 31, 2003			December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before Cumulative Effect	$103,573	76,952	$1.35	$25,718	66,192	$0.38	$15,522	61,493	$0.25
Add: Cumulative Effect	--	--		399		0.01	--		--

Basic EPS
Income available to common
stockholders	$103,573	76,952	$1.35	$26,117	66,192	$0.39	$15,522	61,493	$0.25
Effect of dilutive securities
Warrants		--			57			35
Convertible Notes		94			--			--
Options		1,913			1,253			986

Diluted EPS
Income available to common
stockholders and assumed
conversions	$103,573	78,959	$1.31	$26,117	67,502	$0.39	$15,522	62,514	$0.25
Less: Cumulative Effect	--		--	(399)		(0.01)	--		--

Income before Cumulative Effect	$103,573		$1.31	$25,718		$0.38	$15,522		$0.25

At December 31, 2004, we had 7,228,457 warrants outstanding at a weighted average exercise price of $15.00 per share, 5,938,102 options outstanding at a weighted average price of $7.88 per share, and no outstanding convertible preferred stock. Warrants totaling 7,228,457 shares and options totaling 376,125 shares were excluded from the diluted net income per share computation in 2004 because their exercise price exceeded the average market price of our stock. There was a 93,750 share dilutive effect from our Convertible Notes for the year ending December 31, 2004. Please see Note 5 for a discussion of the conversion features of these Notes.

At December 31, 2003, we had 7,228,457 warrants outstanding at a weighted average exercise price of $15.00 per share, 6,740,764 options outstanding at a weighted average exercise price of $6.36 per share, and no outstanding convertible preferred stock. Warrants totaling 7,550,832 shares and options totaling 2,299,300 shares were excluded from the diluted net income per share computation in 2003 as the exercise price exceeded the average market price of our common stock. There was no dilutive effect from our Convertible Notes because their conversion price exceeded the average market price during the period, and only the conversion spread is issuable in shares.

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

Revenue Recognition

Revenues are recognized when title to the product transfers to purchasers. We follow the “sales method” of accounting for revenue for oil and natural gas production, so that sales revenue is recognized on all production sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. In these instances when our sales are not proportionate to our interest, a receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. Current revenues are accrued based on expectations of actual deliveries and actual prices received. Plant revenues are recognized as product is sold, and our gathering fees are recognized as the gathering services are performed. Revenues for our oilfield management services segment are recognized as services are performed and equipment is delivered.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On August 30, 2004, we entered into an agreement to purchase approximately 170 producing wells located in the Permian Basin of West Texas for $40 million, net of certain purchase price adjustments. Closing occurred on October 29, 2004 and had an effective date of September 1, 2004. Pro forma information related to this acquisition has not been presented, as the effect was not material to our historical results of operations.

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

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the third and fourth quarters of 2003, we divested of a number of oil and gas properties. In accordance with SFAS No. 142, we attached $93 thousand of goodwill to the divested properties. Proceeds (net of goodwill) of approximately $17 million were applied against the full cost pool. The remaining goodwill balance at December 31, 2004 was $56.5 million. Also in accordance with SFAS No. 142, we performed a goodwill impairment test at December 31, 2004. Test results showed no impairment of goodwill. The goodwill acquired is not deductible for tax purposes.

Historical net assets acquired in the merger were as follows (in thousands):

Current assets	$78,440
Properties, plant and equipment, net	398,409
Other assets	3,093
Current liabilities	(42,626)
Long-term debt	(245,819)
Deferred income taxes	(40,677)
Other non-current liabilities	(2,548)

Historical net assets acquired	$148,272

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes to the carrying value of goodwill during the twelve months ended December 31, 2003 and 2004, are as follows (in thousands):

Balance at December 31, 2002	$50,710
Goodwill acquired	--
Purchase price adjustments	5,850
Adjustment for divested properties	(93)

Balance at December 31, 2003	56,467
Goodwill acquired	--
Purchase price adjustments	--
Adjustment for divested properties	--

Balance at December 31, 2004	$56,467

The following summary, prepared on a pro forma basis, presents the results of operations for the year ended December 31, 2002, as if the acquisition of Prize occurred as of the beginning of the respective periods. The pro forma information includes the effects of adjustments for interest expense, depreciation, depletion and amortization, and income taxes. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results. Prize was included in our consolidated results of operations beginning March 1, 2002.

Pro Forma Results of Operations
(Unaudited)
(in thousands of dollars, except for per share amounts)

Year Ended December 31, 2002
Revenue	$292,872
Total Operating Costs and Expenses	(219,575)

Operating Profit	73,297
Interest Expense and Other	(60,202)

Income before Tax	13,095
Benefit for Income Tax	892

Net Income	$13,987
Net Income Per Common Share
Basic	$0.20
Diluted	$0.20

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

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

Our long-lived assets captured under SFAS No. 143 are developed oil and gas properties, production and distribution facilities, and natural gas processing plants. Our asset retirement obligations include plugging, abandonment, decommission, and remediation costs. We have included $1.2 million of our asset retirement obligations in other current liabilities at December 31, 2004.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the asset retirement obligation liability at December 31, 2004 (in thousands):

Beginning balance at January 1, 2004	$32,489
Liabilities incurred	7,260
Liabilities settled	(761)
Liabilities sold/disposed	(1,120)
Accretion expense	2,941
Change in retirement cost estimates	468

Ending balance at December 31, 2004	$41,277

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

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$103,573	$26,117	15,522
Pro forma adjustment to reflect retroactive
adoption of SFAS No. 143, net of related tax effects	--	(399)	1

Pro forma net income	$103,573	$25,718	15,523

Earnings per share:
Basic - as reported	$1.35	$0.39	$0.25

Basic - pro forma	$1.35	$0.38	$0.25

Diluted - as reported	$1.31	$0.39	$0.25

Diluted - pro forma	$1.31	$0.38	$0.25

NOTE 4 — RELATED PARTY TRANSACTIONS

At December 31, 2004 and 2003, our note receivable from the Magnum Hunter 401(k) Employee Stock Ownership Plan (KSOP) was $6.2 million and $6.1 million, respectively. The purpose of the loan is to allow the KSOP to purchase Magnum Hunter common stock on the open market. The loan is interest free, due December 31, 2005, and is secured by shares of the company’s common stock which have not been earned by participants in the KSOP. At December 31, 2004 and 2003, the number of unearned shares in the KSOP were 880,083 and 1,012,203, respectively. The unearned shares and their corresponding costs were reflected on our consolidated balance sheets as reductions to stockholders’ equity.

There are no loans or extensions of credit to directors and executive officers of Magnum Hunter as of December 31, 2003 or 2004.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 — DEBT

Notes payable and long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Long-Term Debt:
Bank debt under revolving credit agreements due May 2, 2007,
3.92% at December 31, 2004	$320,000	$165,000
Capital lease obligations, 5.58% at December 31, 2004	5,500	7,500
Senior unsecured notes, due March 15, 2012, 9.6%	195,000	300,000
Floating rate convertible senior notes, due December 15, 2023
2.49% at December 31, 2004	125,000	125,000
Production payment liability, non-recourse	--	12

	645,500	597,512
Less current portion	2,458	2,009

Total Long-Term Debt	$643,042	$595,503

The following table presents the approximate annual maturities of debt:

(in thousands)
2005	$2,458
2006	807
2007	322,235
Thereafter	320,000

Total	$645,500

We have a Senior Bank Credit Facility (“Facility”), which provides for total borrowings of $750 million, on which our borrowing base was limited to $525 million at December 31, 2004. The level of the borrowing base is dependent on the valuation by the lenders of the assets pledged, which are primarily oil and gas reserves.

During 2004, we amended our Facility in April, July, and October to ultimately increase the borrowing base to $525 million, up $270 million from our previous $255 million borrowing base. We also extended the expiration date of the Facility to May 2, 2007. The amended facility allowed us to use proceeds from our secondary common stock offering to redeem and retire $105 million in principal of our 9.6% Senior Notes outstanding. We used the increased borrowing base to fund the costs of issuing our Convertible Notes and to fund the acquisitions of oil and gas properties in New Mexico and West Texas. The Facility provides for both a LIBOR and “Base rate” (Prime) interest rate option. At December 31, 2004, we had no borrowings under the Base rate option and $320 million outstanding at LIBOR + 1.50%. We also have a letter of credit posted against our borrowing base of $2.5 million. While we have no actual borrowings against this letter of credit, it reduces our funds available under the borrowing base. The letter of credit was posted to cover any plugging and abandonment costs, as well as potential environmental remediation costs after the property is plugged, of a property previously owned by Prize. We have entered non-binding arbitration to attempt to eliminate the need for this letter of credit. At December 31, 2004, we had available credit under this Facility of $202.5 million.

Our Facility includes covenants, the most restrictive of which requires maintenance of a funded debt to EBITDA ratio and an interest coverage ratio, as defined in the loan agreement. We were in compliance with the covenants in 2003 and 2004. We expect to be able to comply with these covenants in the future. The lenders to the Facility must approve all dividends paid on common stock, other than those paid in common stock, and have approved both the redemption of our 10% Senior Notes, the partial redemption of our 9.6% Senior Notes and the issuance of our Convertible Notes.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our pledged proved oil and gas reserves and other assets. If the outstanding balance on the Facility exceeds the redetermined borrowing base, we must repay the excess over the next six months. The last redetermination date had an effective date of June 30, 2004, and was completed on October 15, 2004. This redetermination increased our borrowing base by $45 million. Our next redetermination date will have an effective date of December 31, 2004, and has an estimated completion date of no later than May 9, 2005.

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

On January 15, 2002, we entered into a sale-leaseback transaction on three newly-constructed production platforms and associated pipelines located in the Gulf of Mexico that had already been placed into service. We received total proceeds of $11.2 million in new funding, which we used for general corporate purposes. The production platforms are being leased from a syndicate group of lenders over terms from three to five years at a cost of funds based on LIBOR, yielding a weighted average rate of 5.58% at December 31, 2004.

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

During December 2003, we issued $125 million in face value of Convertible Notes. These Convertible Notes bear interest equal to the three-month LIBOR, to be adjusted quarterly. The rate on the Convertible Notes was 2.49% at December 31, 2004. They are convertible into a combination of cash and Magnum Hunter common stock upon certain events. The initial conversion price is $12.19, subject to adjustment under certain conditions. The Convertible Notes are due December 2023, but holders of these notes have the right to require us to repurchase all or a portion of the notes on December 15, 2008, 2013, and 2018. If repurchase is elected, we will repurchase these notes for an amount of cash equal to 100% of the principal plus accrued but unpaid interest up to but not including the date of repurchase. The repurchase notice given by each holder electing repurchase may be withdrawn by the holder by written notice of withdrawal delivered prior to the close of business on the date of repurchase. The proceeds from these Convertible Notes were used to reduce borrowings under the Facility by approximately $25 million.

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

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon the occurrence of the circumstances described above, holders may convert any outstanding notes into cash and shares of our common stock at an initial conversion price per share of $12.19. Subject to certain exceptions, at the time notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the ten-day average closing stock price of our common stock. We will deliver the Conversion Value to holders as follows: i) an amount in cash (the “Principal Return”) equal to the lesser of (a) the Conversion Value and (b) the principal amount of the notes to be converted and, if the Conversion Value is greater than the Principal Return, ii) an amount in shares equal to the Conversion Value less the Principal Return (“the Net Share Amount”). The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the ten day average closing stock price of our common stock.

Metrix has a $500 thousand revolving credit facility with a lender. This facility matures on December 16, 2005 and is governed by a borrowing base. Magnum Hunter is a guarantor to this facility. As of December 31, 2004, there were no borrowings outstanding under this facility.

In November 1996, we entered into a production payment conveyance. We received a production payment amount of $750 thousand and agreed to make payments of up to 50% of the monthly net revenue proceeds received from certain oil and gas properties. The balance owed under the conveyance was $12 thousand at December 31, 2003 and was paid in full in 2004.

NOTE 6 — INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of a liability or asset, net of a valuation allowance, for the deferred tax consequences of all temporary differences between the tax bases and the reported amounts of assets and liabilities, and for the future benefit of operating loss carryforwards. The following is a reconciliation of income tax expense reported in the statement of operations (in thousands):

	2004	2003	2002
Income tax expense at statutory rates
Federal tax expense	$55,766	$14,550	$4,847
State tax expense	1,912	229	403
Adjustment of deferred state tax rate	(4,811)	--	--
Change in valuation allowance	2,042	--	(7,100)
Other	850	434	259

Tax expense (benefit)	$55,759	$15,213	$(1,591)

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences and carryforwards are as follows (in thousands):

	December 31,
	2004	2003
Property and equipment, including intangible drilling costs	$(236,580)	$(184,713)
Plugging costs and other	(1,730)	--

Total deferred tax liability	$(238,310)	$(184,713)

Allowance for doubtful accounts	$1,294	$1,105
Depletion carryforwards	1,147	1,200
Derivative instruments	7,175	9,570
Alternative minimum tax credit	278	--
Employee stock options	877	--
Operating loss and other carryforwards	45,849	40,073
Other	376	28

Total deferred tax assets	$56,996	$51,976

Valuation allowance on state NOL carryforwards	(2,042)	--

Net Deferred Tax Liability	$(183,356)	$(132,737)

During 2004, an adjustment was made to lower deferred state income taxes payable by $4.8 million to reflect a change in our deferred state income tax rate from 2.875% to 1.2%, due to an increase in income not subject to state income taxes. In addition, during 2004, a valuation allowance of $2 million was established for state NOL carryforwards, due primarily to a five-year state carryforward limitation, and the likelihood that these NOL’s would not be realized before expiration.

Magnum Hunter and our subsidiaries have net operating loss carryforwards of approximately $113.8 million that expire, if unused, in years 2012 through 2023. Current tax laws and regulations relating to specified changes in ownership limit the utilization of our net operating loss and tax credit carryforwards. A change in ownership of greater than 50% of a corporation within a three-year period causes the annual limitations to be placed in effect. Such a change is deemed to have occurred February 3, 1999 in connection with the purchase of preferred stock by ONEOK Resources Company, which has subsequently been either redeemed or converted to common stock. Approximately $51.4 million of the net operating losses are subject to a limitation of $7.8 million per year. We also have $9.5 million of net operating losses subject to a limitation of $3.7 million per year as a result of the merger with Prize Energy Corp. on March 15, 2002. In addition, we have depletion carryforwards of $3.2 million with no expiration period.

NOTE 7 — STOCKHOLDERS’ EQUITY

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

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 23, 1996, we issued 1,000,000 shares of new Series A Preferred Stock, known as the 1996 Series A convertible preferred stock, in a private placement, resulting in net proceeds after offering costs of $9.3 million. Dividends of $438 thousand and $875 thousand were declared in 2000 and 1999, respectively. On June 30, 2000 the holders of the 1996 Series A convertible preferred stock agreed to exchange the convertible preferred securities for 900 thousand warrants to purchase restricted common shares of our stock at an exercise price of $5.25 per share with an expiration date of June 3, 2003 and payment of $10 million. The convertible preferred shares are currently listed as issued but held by Canvasback as of December 31, 2004.

Warrants

The following is a summary of warrant activity for the periods ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding - Beginning of Year	7,228,457	$15.00	7,873,206	$14.32	644,749	$6.75
Issued	--	--	--	--	11,500,270	12.80
Exercised	--	--	(644,749)	6.75	(578)	9.12
Redeemed	--	--	--	--	--	--
Expired	--	--	--	--	(4,271,235)	9.09

Outstanding - End of Year	7,228,457	$15.00	7,228,457	$15.00	7,873,206	$14.32

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

We also converted outstanding Prize warrants into Magnum Hunter stock warrants pursuant to the merger (see Note 2). We distributed 4,271,813 of these warrants on March 15, 2002, at a weighted average exercise price of $9.09. These warrants expired in June and November 2002.

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

On May 1, 2002, our Board of Directors announced an expansion of our existing stock repurchase program established in June 2001. Under this program, we and our affiliates are authorized to repurchase up to two million shares of our common stock. On October 17, 2002, our Board of Directors approved a new three million share repurchase program in addition to our June 2001 program. At December 31, 2004, approximately 4.2 million shares had been repurchased under these two programs, and approximately 818 thousand shares remained available for repurchase.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 15, 2002, we issued 34.1 million shares at a value of $257.2 million pursuant to our merger with Prize. See Note 2 for further discussion on the Prize merger.

On June 30, 2004, we sold 15 million shares of Magnum Hunter common stock at $10.25 per share under a previously filed universal shelf registration statement. The proceeds from this issuance were $147.2 million, net of offering costs. We also granted the underwriters an option to purchase an additional 2.25 million shares to cover over-allotments, which they exercised on July 2, 2004. The net proceeds from this sale were approximately $22.1 million. We used proceeds from these issuances to finance a portion of our acquisition of oil and gas properties in the state of New Mexico (see Note 2) and to redeem a portion of our 9.6% Senior Notes (see Note 5).

We issued 2.1 million, 270 thousand and 985 thousand shares pursuant to employee stock option exercises for proceeds of $10.4 million, $1.2 million and $3.6 million during 2004, 2003 and 2002, respectively. Upon the exercise of warrants, we issued 548 thousand treasury shares for proceeds of $3.4 million during 2003. Of the treasury shares issued for warrants in 2003, 37 thousand shares were issued in a cashless exercise of 134 thousand warrants. No warrants were exercised in 2004.

Our KSOP purchased 225 thousand, 486 thousand and 532 thousand shares at costs of $2.3 million, $2.7 million and $3.7 million during 2004, 2003 and 2002, respectively. During the same periods, the KSOP released shares totaling 357 thousand, 231 thousand and 244 thousand to participants. During 2004, 2003 and 2002, we made new loans to the KSOP of $2.3 million, $2.7 million and $3.7 million and the KSOP repaid loan amounts of $2.2 million, $1.5 million, and $1.3 million, respectively. Of the 2004 repayments, $1.3 million represented our contribution of 223 thousand shares to the plan. Of the 2003 repayments, $1.1 million represented our contribution of 172 thousand shares to the KSOP plan. Additionally, in 2002, we contributed 158 thousand shares to our 401(K) plan.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

During 2004, we contributed 223 thousand shares of our common stock valued at a cost of $1.3 million to our KSOP plan. Interest paid on our outstanding indebtedness was $49.7 million. Tax payments in 2004 were $2.6 million.

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

Year Ended December 31:
2005	$2,381
2006	1,129
2007	950
2008	751
2009	559
Thereafter	762

Total Minimum Payments Required	$6,532

Rental expense was $2.3 million, $2.3 million, and $2.2 million for 2004, 2003 and 2002, respectively.

In the past we have provided trade guarantees on behalf of an unconsolidated affiliate which has since been sold. The last of these guarantees expired in July 2003. On February 18, 2005 our 40% owned subsidiary, Apple Tree Holdings, LLC entered into a $20.6 million construction loan agreement (“Construction Loan”). The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado. The Construction loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25% and will mature no later than July 31, 2006. We have provided a guaranty to the lender for this Construction Loan. In return for our guaranty, we received an up-front cash payment as well as 55% distribution of cash flows from the entity until certain financial tests are met. In the event that the Construction Loan goes into default and Magnum Hunter has to pay on the guaranty, we will have recourse against the project and related subsidiaries.

NOTE 11 — FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject Magnum Hunter to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. During the year ended December 31, 2004, we recorded $841 thousand in additional allowances for doubtful accounts. During the year ended December 31, 2003 we recorded $231 thousand in additional allowances for doubtful accounts. We do not ordinarily require collateral, but in the case of receivables for joint operations, we often have the ability to offset amounts due against the participant’s share of production from the related property. We believe the allowance for doubtful accounts at December 31, 2004 is adequate.

Under our hedging programs, to the extent we receive the spread between the contract floor and the index price applied to related contract volumes, we have a credit risk in the event of nonperformance of the counterparty to the agreement. We do not anticipate any material impact to our results of operations as a result of nonperformance by such parties.

Management estimates the market values of notes receivable and payable based on expected cash flows. At December 31, 2004 and 2003, we provided a reserve for the carrying value of a note receivable of $1.2 million. After establishing this reserve, management believes those market values approximate carrying values at December 31, 2004 and 2003. The market values of equity investments are based upon quoted market prices (see Note 1). At December 31, 2004, the fair value of our debt was equal to its carrying value, except for the 9.6% Senior Notes and Convertible Notes. The fair value of the 9.6% Senior Notes was $221.3 million and the fair value of the Convertible Notes was $151.7 million.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 — COMMODITY DERIVATIVES AND HEDGING ACTIVITIES

Crude Oil and Natural Gas Hedges

Periodically, we enter into futures, options, and swap contracts to mitigate the effects of significant fluctuations in crude oil and natural gas prices. At December 31, 2004, we had open contracts with the following terms:

Commodity	Type	Volume/Day	Duration	Wtd. Avg. Price
Natural Gas	Collar	60,000 MMBTU	Jan 05 - Dec 05	$4.21 - $6.85
Natural Gas	Swap	20,000 MMBTU	Jan 05 - Dec 05	$ 6.25
Natural Gas	Collar	20,000 MMBTU	Jan 06 - Dec 06	$5.25 - $6.30
Crude Oil	Swap	1,000 BBL	Jan 05 - Dec 05	$ 34.90
Crude Oil	Collar	1,000 BBL	Jan 05 - Dec 05	$35.00 - $55.00
Crude Oil	Collar	1,000 BBL	Jan 06 - Dec 06	$30.00 - $35.85

At December 31, 2004, based on future market prices, the fair value of our open commodity derivative contracts were as follows (in thousands):

Derivative Assets

Natural gas collars	$207

Total derivative assets	$207

Derivative Liabilities

Natural gas collars	$(13,847)
Natural gas swaps	(528)
Crude oil collars	(2,343)
Crude oil swaps	(3,310)

Total derivative liabilities	$(20,028)

Net derivative liabilities	$(19,821)

In conjunction with the Prize merger in March 2002, we acquired ten natural gas derivative contracts for the periods April 2002 through December 2004. We also acquired seven crude oil derivative contracts for the periods March 2002 through December 2003. We recorded a derivative asset of $7.6 million to reflect the fair value of these contracts at the merger date. In June 2002, we closed one of the derivative contracts procured in the Prize merger, realizing proceeds of $3.6 million, which were charged against derivative assets. The net derivative balance of $4.0 million was amortized as a charge to other non-cash hedging adjustments over the remaining life of the derivative contracts.

At December 31, 2004, we had five crude oil derivatives and seven natural gas derivatives, which are categorized in the tables above. The net fair value of these derivatives was $19.8 million, recognized as a $207 thousand derivative asset and a $20.0 million derivative liability. For the year ended December 31, 2004, the consolidated statement of operations includes a loss of $21.8 million related to crude oil derivatives and a loss of $23.2 million related to natural gas derivatives, including amounts reclassified out of other comprehensive income. The consolidated statement of operations also included a non-cash hedging ineffectiveness gain of $332 thousand related to crude oil and natural gas derivatives and a non-cash gain of $792 million related to the amortization of hedge contracts acquired in the Prize merger. It is estimated at this time that $8.8 million of other comprehensive loss will be reclassified to the consolidated statement of operations during the next 12 months.

Net losses related to crude oil and natural gas derivative transactions for the years ended December 31, 2004, 2003 and 2002 were $43.9 million, $72.4 million and $9.9 million, respectively.

NOTE 13 — STOCK COMPENSATION PLANS

We have four stock compensation plans for our employees and directors, (i) the Magnum Hunter Resources 401(k) Employee Stock Ownership Plan, (the “KSOP”), (ii) the Magnum Hunter Resources, Inc. 1996 Incentive Stock Option Plan (the “1996 Option Plan”), and (iii) the Magnum Hunter Resources, Inc. 2002 Incentive Stock Option Plan (the “2002 Option Plan”). In addition, we made non-incentive stock option grants in 2004, 2003 and 2002.

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

During 2004, we loaned the KSOP $2.3 million to purchase 224,600 shares of our common stock on the open market at an average price of $10.06 per share. During 2004, employees purchased 133,638 shares of the KSOP’s unreleased shares at an average price of $6.04 per share through salary deferrals. Employee purchases totaled $807 thousand, which the KSOP used to repay that portion of its outstanding loan, and 133,638 shares were allocated among the Plan participants. We contributed $1.3 million to the KSOP in December 2004 as a discretionary contribution under the Plan. The KSOP then repaid that portion of its outstanding loan and 223,081 shares were allocated among participants.

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

During 2002, we loaned the KSOP $3.7 million to purchase 532,400 shares of our common stock on the open market at an average price of $6.86 per share. During 2002, employees purchased 86,147 shares of the KSOP’s unreleased shares at an average price of $5.50 per share through salary deferrals. Employee purchases totaled $473 thousand, which the KSOP used to repay that portion of its outstanding loan, and 86,147 shares were allocated among the Plan participants. We contributed $867 thousand to the KSOP in December 2002, as a discretionary contribution under the Plan. The KSOP then repaid that portion of its outstanding loan and 157,659 shares were allocated among participants.

The KSOP loan is interest-free and due December 31, 2005. The loan was secured by 880,083 shares and 1,012,203 shares of our common stock at December 31, 2004 and 2003, respectively.

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

The KSOP shares are summarized as follows:

	December 31,
	2004	2003
Allocated shares	1,289,981	1,072,128
Unreleased shares	880,083	1,012,203

Total KSOP shares	2,170,064	2,084,331
Fair value of unreleased shares at December 31, 2004
and 2003, respectively	$11,353,071	$9,626,051

The KSOP expense for the years ending December 31, 2004, 2003 and 2002, was $3.6 million, $1.6 million, and $997 thousand, respectively.

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

On July 1, 2004, the Board granted 1,336,500 new stock options to employees as part of the 2004 compensation package. These options carry an exercise price of $10.48 and were unvested on December 31, 2004. They will expire July 1, 2009. During 2004, we also issued 116,500 options to certain employees and board members. These options carry a weighted average exercise price of $9.70 and have a weighted average remaining life of 6.39 years.

The following is a summary of stock option activity under the Option Plans:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - Beginning of Year	6,740,764	$6.36	6,044,800	$6.37	5,217,584	$6.22
Granted	1,453,000	10.41	1,112,260	5.90	2,059,750	5.61
Exercised	(2,128,412)	4.90	(269,862)	4.46	(983,834)	3.71
Cancelled	(127,250)	6.28	(146,434)	6.58	(248,700)	7.47

Outstanding - End of Year	5,938,102	$7.88	6,740,764	$6.36	6,044,800	$6.37

Exercisable - End of Year	3,483,419	$7.29	4,624,614	$6.21	2,775,770	$6.04

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of stock options outstanding at December 31, 2004:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
5.01	46,000	7.74	26,000
5.20	9,000	7.58	3,000
5.23	2,600	7.75	--
5.38	1,190,084	7.69	555,851
5.45	100,000	7.72	80,000
5.46	3,000	8.15	--
5.61	1,800	8.22	--
5.82	3,000	7.66	1,800
5.92	547,128	1.47	547,128
6.625	8,000	0.56	8,000
7.20	3,000	8.42	--
7.51	12,000	7.30	4,000
7.55	88,700	7.21	46,500
7.57	15,000	7.42	9,000
7.75	5,000	7.22	3,000
7.90	6,000	8.48	--
7.9375	1,169,540	5.94	1,169,540
7.95	10,000	8.74	4,000
8.44	1,254,500	6.95	979,600
8.50	8,000	6.67	4,000
9.19	30,000	9.17	6,000
9.3125	20,000	0.97	20,000
10.48	1,378,250	4.50	--
11.08	20,000	6.25	16,000
12.00	1,000	1.05	--
12.89	6,500	4.88	--

	5,938,102	5.84	3,483,419

Effective January 1, 2003, we adopted the prospective method for expensing stock option grants under SFAS No. 148 and SFAS No. 123. For the year ended December 31, 2004, we recorded expense of $768 thousand for our current year’s grants. For grants made prior to January 1, 2003, we continue to follow the disclosures only portion of SFAS No. 123 and continue to apply the provisions of APB No. 25, which applies the intrinsic value method of accounting for stock-based compensation. See Note 1 for disclosure of pro forma earnings assuming adoption of SFAS No. 123.

Deferred Compensation Plan

In March 2003, the company implemented and adopted the 2003 Bonus Deferral Plan. This plan allows eligible participants to defer all or a portion of their annual bonuses until a later date. The Compensation Committee of the Board of Directors determines the participants who are eligible to make deferral elections under the plan. The bonuses that are subject to the plan are those bonuses determined by or under the authority of the Board of Directors and are based upon the performance of the company during a fiscal year. The amount to be deferred, as specified by any participant, shall be invested solely in common stock of the company. Participants may designate the date on which shares of common stock covered by a deferral election shall be distributed, provided that such distribution date is at least twelve months after the date such deferral election was made. During 2003, we purchased approximately 53 thousand shares at a cost of $295 thousand, contributed approximately 18 thousand treasury shares with a market value of $100 thousand, and released approximately 36 thousand shares of participants who elected not to defer under the plan. We were holding approximately 34 thousand shares in the plan at December 31, 2003. During 2004, no activity occurred in the plan; therefore, we were holding approximately 34 thousand shares in the plan at December 31, 2004.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 - EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr.     Gary C. Evans, Mr. Richard R. Frazier, Mr. M. Bradley Davis, Mr. R. Douglas Cronk, Mr. Charles R. Erwin and Mr. Morgan F. Johnston each have employment agreements with the company. Mr. Evans’ agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $300,000 per annum, unless increased by the Board. Mr. Evans’ salary for the year 2005 is $475,000. Mr. Frazier’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier’s salary for the year 2005 is $300,000. Mr. Davis’ agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $190,000 per annum, unless increased by the Board. Mr. Davis’ salary for the year 2005 is $200,000. Mr. Cronk’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $167,500 per annum, unless increased by the Board. Mr. Cronk’s salary for the year 2005 is $200,000. Mr. Erwin’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $185,000 per annum unless increased by the Board. Mr. Erwin’s salary for the year 2005 is $225,000. Mr. Johnston’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $180,000 per annum unless increased by the Board. Mr. Johnston’s salary for the year 2005 is $195,000. All of the agreements provide that the same benefits supplied to other company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the company in certain geographical areas or hire any of our employees for a period of two years after cessation of employment.

In addition, all of the agreements contain a provision that upon a change in control, the employee’s position is terminated, or the employee leaves for “good cause”, the employee is entitled to receive immediately, in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee’s current base salary and bonus, plus any other compensation received by him in the last fiscal year. In the case of Mr. Davis, Mr. Cronk, Mr. Erwin and Mr. Johnston, the employee shall receive two times the employee’s base salary and bonus, plus any other compensation received by him in the last fiscal year. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change in control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. We also have key man life insurance on Mr. Evans in the amount of $12,000,000.

NOTE 15 — SEGMENT DATA

We have three reportable segments. The Exploration and Production segment is engaged in exploratory drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas, which it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing, operation, and monitoring of producing oil and gas properties for interest owners.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing and Processing segment includes the activities of the five gathering systems and four natural gas liquids processing plants in two geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, was due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. We evaluate performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties, that is, at current market prices. Segment data for the three years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2004:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$443,412	$41,900	$8,414	$--	$--	$493,726
Intersegment revenues	1,972	26,275	14,700	--	(42,947)	--
Depreciation, depletion, amortization and
accretion	123,567	2,363	1,136	113		127,179
Segment profit (loss)	215,196	10,425	2,262	(21,950)		205,933
Equity losses of affiliates				--		--
Interest expense				(38,059)		(38,059)
Costs associated with early retirement of debt				(12,250)		(12,250)
Other income				3,708		3,708

Income before income taxes						159,332
Current income tax expense				(1,977)		(1,977)
Deferred income tax expense				(53,782)		(53,782)

Net income						103,573

Capital expenditures (net of asset sales)	$513,844	$2,458	$810			$517,112

2003:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$284,929	$35,317	$4,768	$--	$--	$325,014
Intersegment revenues	1,738	23,111	13,649		(38,498)	--
Depreciation, depletion, amortization and
accretion	96,086	2,320	604	604		99,614
Segment profit (loss)	99,809	7,624	1,045	(15,780)		92,698
Equity losses of affiliates				(162)		(162)
Interest expense				(47,260)		(47,260)
Costs associated with early retirement
of debt				(6,716)		(6,716)
Other income				2,371		2,371

Income before income taxes						$40,931
Current income tax benefit				250		250
Deferred income tax expense				(15,463)		(15,463)
Cumulative effect of a change in
accounting principle				399		399

Net income						$26,117

Capital expenditures (net of asset sales)	$157,481	$199	$566	$166		$158,412

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2002:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$240,964	$20,809	$4,096	$--	$--	$265,869
Intersegment revenues	1,647	14,052	14,128		(29,827)	--
Depreciation, depletion, amortization and
accretion	82,950	2,066	507	945	--	86,468
Segment profit (loss)	78,288	3,643	1,115	(14,177)		68,869
Equity earnings of affiliates				792		792
Interest expense				(47,935)		(47,935)
Costs associated with early retirement
of debt				(1,000)		(1,000)
Provision for non-cash impairment of
investments				(621)		(621)
Other income (loss)				(6,174)		(6,174)

Income before income taxes						13,931
Deferred income tax benefit				1,591		1,591

Net income						$15,522

Capital expenditures (net of asset sales)	$643,683	$21,309	$843	$2,153		$667,988

	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
As of December 31, 2004

Segment assets	$1,616,712	$32,346	$18,855	$34,588		$1,702,501
As of December 31, 2003

Segment assets	$1,142,621	$30,710	$14,917	$77,644		$1,265,892

NOTE 16 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The company and its subsidiaries, except Canvasback and certain inconsequential subsidiaries, are direct guarantors of our 9.6% Senior Notes and our Convertible Notes, and have fully and unconditionally guaranteed these notes on a joint and several basis. In addition to not being a guarantor of these notes, Canvasback cannot be included in determining compliance with certain financial covenants under our credit agreements. Management has determined that separate financial statements relating to the Guarantors are not material to investors. Condensed consolidating balance sheets for Magnum Hunter Resources, Inc. and subsidiaries as of December 31, 2004 and 2003 and condensed consolidating statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002 are as follows:

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Balance Sheets

December 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$146,219	$5,310	$(12,015)	$139,514
Property and equipment
(using full-cost accounting)	1,490,881	6,031	--	1,496,912
Investment in subsidiaries
(equity method)	19,065	--	(19,065)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	65,924	151	--	66,075

Total Assets	$1,722,089	$45,619	$(65,207)	$1,702,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$144,451	12,318	(12,015)	144,754
Long-term liabilities	863,698	14,236	--	877,934
Shareholders' equity	713,940	19,065	(53,192)	679,813

Total Liabilities and Stockholders' Equity	$1,722,089	$45,619	$(65,207)	$1,702,501

December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$108,801	$18,163	$(26,627)	$100,337
Property and equipment
(using full-cost accounting)	1,089,366	6,517	--	1,095,883
Investment in subsidiaries
(equity method)	17,875	--	(17,875)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	69,672	--	--	69,672

Total Assets	$1,285,714	$58,807	$(78,629)	$1,265,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$104,806	$27,324	$(26,627)	$105,503
Long-term liabilities	757,105	13,608	--	770,713
Shareholders' equity	423,803	17,875	(52,002)	389,676

Total Liabilities and Stockholders' Equity	$1,285,714	$58,807	$(78,629)	$1,265,892

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Magnum Hunter Resources, Inc. And Subsidiaries Condensed Consolidating Statement of Operations

Year Ended December 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$486,737	$8,002	$(1,013)	$493,726
Expenses	329,060	6,187	(853)	334,394

Income before	157,677	1,815	(160)	159,332
Equity in net earnings of subsidiaries	1,058	--	(1,058)	--

Income (loss) before income taxes	158,735	1,815	(1,218)	159,332
Income tax provision	(55,162)	(657)	60	(55,759)

Net Income	$103,573	$1,158	$(1,158)	$103,573

Year Ended December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$320,335	$4,846	$(167)	$325,014
Expenses	282,945	1,264	(126)	284,083

Income before	37,390	3,582	(41)	40,931
Equity in net earnings of subsidiaries	2,184	--	(2,184)	--

Income before income taxes	39,574	3,582	(2,225)	40,931
Income tax provision	(13,856)	(1,357)	--	(15,213)

Income before extraordinary loss	25,718	2,225	(2,225)	25,718
Cumulative effect of a change in
accounting principle	399	--	--	399

Net Income	$26,117	$2,225	$(2,225)	$26,117

Year Ended December 31, 2002
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$264,152	$1,717	$--	$265,869
Expenses	250,974	964	--	251,938

Income before	13,178	753	--	13,931
Equity in net earnings of subsidiaries	468	--	(468)	--

Income before income taxes	13,646	753	(468)	13,931
Income tax (provision) benefit	1,876	(285)	--	1,591

Net Income	$15,522	$468	$(468)	$15,522

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$312,881	$(12,271)	$--	$300,610
Cash flow used by investing activities	(513,692)	(247)	--	(513,939)
Cash flow (used) provided by financing activities	214,978	--	--	214,978

Net increase (decrease) in cash	14,167	(12,518)	--	1,649
Cash at beginning of period	3,482	15,211	--	18,693

Cash at end of period	$17,649	$2,693	$--	$20,342

Year Ended December 31, 2003
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$148,019	$14,892	$(273)	$162,638
Cash flow (used) provided by investing
activities	(160,261)	6,008	(5,422)	(159,675)
Cash flow (used) provided by financing activities	13,184	(6,218)	5,695	12,661

Net increase in cash	942	14,682	--	15,624
Cash at beginning of period	2,540	529	--	3,069

Cash at end of period	$3,482	$15,211	$--	$18,693

Year Ended December 31, 2002
Amounts in Thousands	Magnum Hunter Resources, Inc. And Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$63,522	$19,881	$--	$83,403
Cash flow used by investing activities	(85,398)	(4,022)	--	(89,420)
Cash flow (used) provided by financing activities	23,686	(17,355)	--	6,331

Net increase (decrease) in cash	1,810	(1,496)	--	314
Cash at beginning of period	730	2,025	--	2,755

Cash at end of period	$2,540	$529	$--	$3,069

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17 – SUMMARY OF QUARTERLY DATA (Unaudited)

The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

4
	2004
	First	Second	Third	Fourth
Revenues	$100,378	$110,036	$128,460	$154,852
Depreciation, depletion, amortization and
accretion	25,480	27,645	35,226	38,828
Operating Profit	40,608	44,963	52,255	68,107
Cost of early debt retirement	--	--	(12,250)	--
Net Income	19,262	23,230	18,964	42,117
Income per common share, basic	0.28	0.34	0.22	0.49
Income per common share, diluted	$0.28	$0.33	$0.22	$0.47
	2003
	First	Second	Third	Fourth
Revenues	$80,054	$78,438	$82,575	$83,947
Depreciation, depletion, amortization and
accretion	21,524	24,978	26,682	26,430
Operating Profit	25,914	21,444	21,153	24,187
Cost of early debt retirement	(1,855)	(2,211)	(19)	(2,631)
Cumulative effect of change in accounting
principle	399	--	--	--
Net Income	7,990	4,170	6,669	7,288
Income per common share, basic	0.12	0.06	0.10	0.11
Income per common share, diluted	$0.12	$0.06	$0.10	$0.11

NOTE 18 – RECENT ANNOUNCEMENT TO BE ACQUIRED BY CIMAREX ENERGY

On January 26, 2005, Magnum Hunter and Cimarex Energy, Inc. announced that their respective boards of directors had approved an agreement and plan of merger that provides for the acquisition of Magnum Hunter by Cimarex. Closing is anticipated before the end of the second quarter in 2005, subject to customary regulatory approvals.

Under the terms of the proposed agreement, Magnum Hunter shareholders will receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock that they own. The merger is expected to be non-taxable to the shareholders of both companies. In addition to the merger consideration and prior to closing, Magnum Hunter intends to distribute its ownership interest in TEL Offshore Trust to its common stockholders as a special dividend.

Cimarex Energy Co., headquartered in Denver, CO, is an independent oil and gas exploration and production company with operations focused in the Mid-Continent and Gulf Coast areas of the U.S. Its principal operations offices are located in Tulsa, New Orleans and Houston.

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

Estimates of petroleum reserves have been made by independent engineers and company employees. These estimates include reserves in which we hold an economic interest under production-sharing and other types of operating agreements. These estimates do not include probable or possible reserves. The estimated net interests in Proved Reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods. The revisions of previous estimates of our proved oil and gas reserves were primarily due to changes in commodity prices at December 31, 2002, 2003 and 2004 that impacted whether such reserves were economically recoverable. The impact of price changes disproportionately affects our long life reserves because of the more gradual decline curve of the applicable production.

We adopted FASB Statement 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) January 1, 2003. Among other things, FAS 143 requires the recognition of a liability for legal obligations associated with the retirement of long-lived assets. The initial recognition of a liability for an asset retirement obligation increases the carrying amount of the related long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, period-to-period changes in the liability are recognized for passage of time in the form of accretion expense as well as revisions to the original estimate. In accordance with FAS 143, we recorded a liability of $30.4 million, increased costs carried for our oil and gas properties by $25.4 million, and reduced our accumulated depletion by $5.6 million. During 2003, we incurred additional liabilities of $2.7 million, settled or sold liabilities of $1.2 million, and recorded accretion expense of $2.5 million. During 2004, we incurred additional liabilities of $7.3 million, settled or sold liabilities of $1.9 million, and recorded accretion expense of $2.9 million. We have included the initial costs recorded upon adoption of FAS 143 as well as the costs associated with the liabilities incurred during 2003 and 2004 in the carrying value of our oil and gas properties. Our accumulated depletion also reflects initial reduction as well as the depletion of these retirement costs during 2003 and 2004. We have included the cost associated with the liabilities incurred during 2003 and 2004 in our costs incurred analysis. Our results of operations include depletion on these retirement costs as well as the accretion expense related to the liability, and our discounted cash flows presented include our estimated futures costs of retiring our oil and gas properties.

Estimated quantities of proved oil and gas reserves were as follows:

	Oil (Mbbl)	Gas (MMcf)
December 31, 2002
Proved Reserves	63,082	458,644
Proved Developed Reserves	48,512	362,325
December 31, 2003
Proved Reserves	57,397	494,052
Proved Developed Reserves	42,989	368,530
December 31, 2004
Proved Reserves	66,081	610,118
Proved Developed Reserves	48,009	442,631

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

We included estimated quantities in the above table which we claim exclusively through our gas plant ownership. The amounts attributable to our ownership in gas plants are as follows:

	Oil (Mbbl)	Gas (MMcf)	NGL (Mbbl)
December 31, 2002
Proved Reserves	127	8,359	4,529
Proved Developed Reserves	122	8,031	4,180
December 31, 2003
Proved Reserves	197	9,513	4,090
Proved Developed Reserves	167	9,162	3,637
December 31, 2004
Proved Reserves	136	9,769	4,948
Proved Developed Reserves	127	9,419	4,398

The changes in proved reserves for the years ended December 31, 2002, 2003 and 2004 were as follows:

	Oil (Mbbl)	Gas (MMcf)
Reserves at December 31, 2001	21,601	248,480

Purchase of minerals-in-place	45,650	275,873
Sale of minerals-in-place	(4,621)	(75,034)
Extensions and discoveries	2,986	53,939
Production	(4,050)	(46,487)
Revisions of estimates	1,516	1,873

Reserves at December 31, 2002	63,082	458,644

Purchase of minerals-in-place	26	67
Sale of minerals-in-place	(1,243)	(13,303)
Extensions and discoveries	1,776	86,001
Production	(3,893)	(49,695)
Revisions of estimates	(2,351)	12,338

Reserves at December 31, 2003	57,397	494,052

Purchase of minerals-in-place	8,324	135,017
Sale of minerals-in-place	(196)	(2,263)
Extensions and discoveries	3,085	70,554
Production	(4,080)	(55,961)
Revisions of estimates	1,551	(31,281)

Reserves at December 31, 2004	66,081	610,118

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, amortization and impairment as of December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Unproved oil and gas properties	$94,472	$110,467	$165,676
Proved properties	1,828,839	1,292,388	1,053,426

Gross Capitalized Costs	1,923,311	1,402,855	1,219,102
Accumulated depreciation, depletion, amortization
and impairment	(458,731)	(338,109)	(250,515)

Net Capitalized Costs	$1,464,580	$1,064,746	$968,587

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

Capitalized costs incurred in oil and gas producing activities during the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Property acquisition costs
Proved properties	$297,957	$3,021	$460,908
Unproved properties	19,515	12,213	147,024
Exploration costs	52,743	36,788	34,310
Development costs	166,484	125,308	91,521

Total Costs Incurred	$536,699	$177,330	$733,763

Results of operations from oil and gas producing activities for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Oil and gas production revenue	$443,412	$284,929	$240,964
Production costs	(104,649)	(89,034)	(79,726)
Depreciation, depletion, amortization, impairment
and accretion	(123,567)	(96,087)	(83,028)
Income taxes	(75,319)	(34,933)	(27,374)

Results of Operations for Producing Activities	$139,877	$64,875	$50,836

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Future cash flows	$6,133,855	$4,341,980	$3,728,575
Future development costs	(401,540)	(295,273)	(178,961)
Future production costs	(1,805,299)	(1,318,811)	(1,159,303)

Future net cash flows, before income tax	3,927,016	2,727,896	2,390,311
Future income taxes	(1,050,979)	(712,167)	(619,850)

Future Net Cash Flows	2,876,037	2,015,729	1,770,461

10% annual discount	(1,312,440)	(948,041)	(800,652)

Standardized Measure of Discounted Future Net Cash Flows	$1,563,597	$1,067,688	$969,809

The primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Purchases of minerals-in-place	$356,883	$676	$737,736
Sales of minerals-in-place	(6,227)	(44,759)	(85,460)
Extensions, discoveries and improved recovery,
less related costs	82,750	262,022	167,334
Sales of oil and gas produced, net of production costs	(338,763)	(195,895)	(161,238)
Development costs incurred during the period	166,484	125,308	91,521
Revision of prior estimates:
Net change in prices and costs	353,969	(79,252)	154,738
Change in quantity estimates	(60,379)	(22,086)	18,007
Accretion of discount	106,769	96,981	30,569
Net change in income taxes	(165,577)	(45,115)	(289,091)

Net Change	$495,909	$97,880	$664,116

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be in this annual report is made known to them on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, was audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report beginning on page F-3 of the Financial Section of this report.

Changes in Internal Control over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth the directors, executive officers and other significant employees, their ages, and all offices and positions within the company. Our Bylaws divide the Board of Directors into three (3) classes of directors serving staggered three-year terms, with one class to be elected at each annual meeting.

Name	Age	Title
Jerry Box	66	Chairman of the Board
Gary C. Evans	47	President and Chief Executive Officer
Richard R. Frazier	58	Executive Vice President and Chief Operating Officer
M. Bradley Davis	45	Senior Vice President and Chief Financial Officer
R. Douglas Cronk	58	Senior Vice President of Operations of Magnum Hunter
		Production, Inc. and Gruy
Charles R. Erwin	58	Senior Vice President of Exploration of Magnum Hunter
		Production, Inc. and Gruy
Morgan F. Johnston	44	Senior Vice President, General Counsel and Secretary
David S. Krueger	55	Vice President and Chief Accounting Officer
Gregory L. Jessup	51	Vice President Land - Offshore of Magnum Hunter
		Production Inc. and Gruy
Richard S. Farrell	47	Vice President Land - Onshore of Magnum Hunter
		Production, Inc. and Gruy
David M. Keglovits	52	Vice President and Controller
Earl Krieg, Jr	51	Vice President of Engineering of Magnum Hunter
		Production, Inc. and Gruy
Howard M. Tate	37	Vice President - Capital Markets
Mark H. Wolf	42	Vice President of Finance
Donald H. Sabathier	58	Vice President Human Resources
Gerald W. Bolfing	76	Director
Donald A. Erickson	61	Director
Matthew C. Lutz	70	Director
Jody Powers	58	Director
John H. Trescot, Jr	80	Director
F. Walker Tucei, Jr	62	Director

Jerry Box has served as Chairman of Magnum Hunter Resources since October 2004, and as director since March 1999. From February 1998 to March 1999, he served in the position of president and chief operating officer and as a director of Oryx Energy Company, now owned by Kerr McGee Corporation. From December 1995 to February 1998, he was executive vice president and chief operating officer of Oryx. From December 1994 through November 1995, he served as executive vice president, exploration and production of Oryx. Previously, he served as senior vice president, exploration and production of Oryx. Mr. Box attended Louisiana Tech University, where he received B.S. and M.S. degrees in geology, and is also a graduate of the Program for Management Development at the Harvard University Graduate School of Business Administration. Mr. Box served as an officer in the U.S. Air Force from 1961 to 1966. Mr. Box is a former member of the Policy Committee of the U.S. Department of the Interior’s Outer Continental Shelf Advisory Board, past chairman and vice-chairman of the American Petroleum Institute’s Exploration Affairs subcommittee, a former president of the Dallas Petroleum Club and a member of the Independent Petroleum Association of America.

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

Officers

Richard R. Frazier has served as Executive Vice President and Chief Operating Officer of Magnum Hunter since January 1, 2003. He also has served as President and Chief Operating Officer of Magnum Hunter Production, Inc. and Gruy since January 1994. From 1977 to 1993, Mr. Frazier was employed by Edisto Resources Corporation in Dallas, serving as Executive Vice President Exploration and Production from 1983 to 1993, where he had overall responsibility for its property acquisition, exploration, drilling, production, gas marketing and engineering functions. From 1972 to 1976, Mr. Frazier served as District Production Superintendent and Petroleum Engineer with HNG Oil Company (now EOG Resources) in Midland, Texas. Mr. Frazier’s initial employment, from 1968 to 1971, was with Amerada Hess Corporation as a petroleum engineer involved in numerous projects in Oklahoma and Texas. Mr. Frazier graduated in 1970 from the University of Tulsa with a Bachelor of Science Degree in Petroleum Engineering. He is a registered Professional Engineer in Texas and a member of the Society of Petroleum Engineers and many other professional organizations.

M. Bradley Davis has been appointed Senior Vice President and Chief Financial Officer effective January 2005. He served as Senior Vice President — Capital Markets & Corporate Development since September 2002. Mr. Davis has 21 years of experience and direct involvement in all facets of the energy industry, including nine years as a Senior Equity Research Analyst, specializing in the small-to-mid capitalization independent exploration and production sector. Previously, Mr. Davis was Senior Vice President and Senior Energy Analyst for SWS Securities (formerly Southwest Securities), a Dallas, Texas based full-service investment banking firm. Mr. Davis also has been affiliated as a Senior Energy Analyst with CIBC World Markets, BT. Alex Brown, Williams MacKay Jordan and Fitch Investors Service. Mr. Davis’ professional background also includes ten years as an energy corporate finance specialist with The Bank of New York and Texas Commerce Bancshares. Mr. Davis began his career in the management training program of an internationally focused offshore drilling contractor. A native of Odessa, Texas, Mr. Davis received his Bachelor of Arts degree from Baylor University in 1981, majoring in Business Administration and Political Science (International Relations).

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

Charles R. Erwin has served as Senior Vice President of Exploration for Magnum Hunter Production, Inc. and Gruy Petroleum Management Co. since July 2000. He became Vice President of Exploration for Magnum Hunter Production, Inc. and Gruy Petroleum Management Co. in January 2000. Mr. Erwin initially served as Manager of Exploration for Gruy Petroleum Management Co. beginning May of 1999. Mr. Erwin received a Masters in Geology from the University of Wisconsin — Milwaukee. He has 27 years experience in the oil and gas industry. Prior to Gruy Petroleum Management Co., Mr. Erwin worked for Enserch Exploration for 22 years, holding various positions including Exploration Manager — East Texas, Exploration Manager — Texas and Louisiana Gulf Coast and Director Exploration Offshore and International.

Morgan F. Johnston has served as Senior Vice President, General Counsel and Secretary since January 1, 2003. He previously served as the Company’s Vice President and General Counsel since April 1997. He also served as the Company’s Secretary since May 1, 1996. Mr. Johnston was in private practice as a sole practitioner from May 1, 1996 to April 1, 1997, specializing in corporate and securities law. From February 1994 to May 1996, Mr. Johnston served as general counsel for Millennia, Inc. and Digital Communications Technology Corporation, two American Stock Exchange listed companies. He also previously served as securities counsel for Motel 6 L.P., a New York Stock Exchange listed company. Mr. Johnston graduated cum laude from Texas Tech Law School in May 1986 and was also a member of the Texas Tech Law Review. He is licensed to practice law in the State of Texas. He is a member of the American Society of Corporate Secretaries and a member of the Texas General Counsel Forum.

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

Gregory L. Jessup has been Vice President Land — Offshore for Magnum Hunter Production, Inc., a wholly-owned subsidiary of the Company and Gruy since April 17, 1998. Mr. Jessup joined the Company as Land Manager on May 1, 1997. From 1982 until joining the company, Mr. Jessup served as Land Manager of Ken Petroleum Corporation of Dallas, managing its Land and Regulatory Department as well as managing its crude oil marketing business. During his tenure as Land Manager, Mr. Jessup has been actively involved in all phases of land operations, including negotiations, acquisitions, and administration. Mr. Jessup holds a Bachelor of Business Administration degree in Management from Texas Tech University and is a Certified Professional Landman.

Richard S. Farrell serves as Vice President Land — Onshore for Magnum Hunter Production, Inc., a wholly-owned subsidiary of the company, and Gruy since March 2002. Mr. Farrell oversees a staff responsible for all of the corporation’s onshore land, A & D, administrative and some litigation functions. Prior to Magnum Hunter, Mr. Farrell served as Land Manager, then Vice President — Land for Prize Energy Corp. from July 1999 until March 2002. From 1996 until joining Prize Energy Corp., he was the Sr. Division Landman and Team Leader for the South Texas Business Unit of Pioneer Natural Resources USA, Inc. Prior to that time, he held various land related positions in both large and small oil companies, including Vice President — Land for Rancho Resources Corporation (an independent oil and gas exploration company) and as Executive Vice President for its parent company, Solaris Energy Corporation. Mr. Farrell earned his Bachelor’s Degree in marketing from the University of Richmond.

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

Earl Krieg, Jr. has served as Manager of Engineering for Gruy Petroleum Management Co. since May of 1999. Mr. Krieg became Vice President of Engineering for Magnum Hunter Production, Inc. and Gruy in January 2000. Mr. Krieg was employed by The Wiser Oil Company for the five years prior to joining the Company in various capacities, including Manager of Operations and Manager of Secondary Recovery. Mr. Krieg has 30 years experience in various reservoir engineering, operations, acquisitions and management roles with Chevron, General Crude, Edisto and, most recently, The Wiser Oil Company. Mr. Krieg is a Registered Professional Engineer in Texas and was an officer in the Society of Petroleum Evaluation Engineers in 1989. Mr. Krieg graduated from Texas A&M University in 1975 with a B.S. degree in petroleum engineering.

Howard M. Tate has been appointed Vice President of Capital Markets effective January 2005. He has served as Vice President of Finance for the company since April 2002. From 1999 until joining Magnum Hunter, Mr. Tate had been at Marine Drilling Companies, Inc., and its successor Pride International, Inc., located in Houston, Texas, where Mr. Tate last served as Treasurer. During the period from September 1995 until August 1999, Mr. Tate served as Director — Corporate Finance and other various treasury department positions with Tejas Energy, LLC (formerly Tejas Gas Corporation) and from January 1991 through September 1995, he worked as a Senior Project Finance Analyst with Tenneco Gas. Mr. Tate holds a Bachelor of Science degree in Accounting and Finance from Oklahoma State University and a Master of Business Administration from the University of Houston.

Mark H. Wolf was appointed Vice President of Finance November 2004. Mr. Wolf served as a financial consultant to the Company since August 2004. From May 1990 until December 2003, Mr. Wolf was employed by CIBC World Markets and predecessor entities, most recently as an Executive Director in the Leveraged Finance Group specializing in the exploration and production sector of the energy industry. Mr. Wolf was employed as a corporate finance specialist in the Real Estate Group of MBank in Houston, Texas from August 1987 to May 1990. He holds a Bachelor of Arts degree in Economics and a Master of Business Administration from the University of Texas at Austin.

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

Directors

Gerald W. Bolfing has been a director of Magnum Hunter since December 1995. Mr. Bolfing was appointed a director of Hunter Resources, Inc. in August 1993. He is an investor in the oil and gas business and a past officer of one of Hunter’s former subsidiaries. From 1962 to 1980, Mr. Bolfing was a partner in Bolfing Food Stores in Waco, Texas. Mr. Bolfing was involved in American Service Company in Atlanta, Georgia from 1964 to 1965, and was active with Cable Advertising Systems, Inc. of Kerrville, Texas from 1978 to 1981. He joined a Hunter subsidiary in the well servicing business in 1981 where he remained active until its divestiture in 1992. Mr. Bolfing is on the board of directors of Capital Marketing Corporation of Hurst, Texas.

Donald A. Erickson has served as a Director of Magnum Hunter since February 3, 2004. Mr. Erickson spent nearly 20 years with Ernst & Young, LLC in their corporate finance group. During his career at Ernst & Young, he was the National Director of Valuation and the market leader for the Southwest Region Valuation Practice. Mr. Erickson’s responsibilities included the valuation of business interests and intangible assets. Prior to his tenure at Ernst & Young. Mr. Erickson was a Vice President for two national valuation firms and served as an officer in the United States Army. He retired from Ernst & Young in June 2003. Currently, Mr. Erickson is the President of Erickson Partners, LLC, a valuation consulting and financial advisory firm. A 1965 graduate of Santa Clara University, with a B.S.C. degree, Mr. Erickson holds an M.B.A. degree from the University of Oregon. He is a graduate of the Ernst & Young Kellog Executive Program at Northwestern University. Mr. Erickson is an Accredited Senior Appraiser (ASA) with the American Society of Appraisers and has served as the National Chairman of its Business Valuation Committee.

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

F. Walker Tucei, Jr. has been elected to the company’s Board of Directors effective November 2004. Mr. Tucei retired in 1999 after a distinguished 37-year career with Arthur Andersen, LLP. He was admitted to the firm’s partnership in 1972. During his career with Arthur Andersen, LLP, Mr. Tucei served as the New Orleans office Partner-in-Charge of the audit practice from 1975 to 1986. He also served as the New Orleans office Managing Partner from 1986 to 1999 and was responsible for the firm’s practice in Louisiana , Mississippi, southern Alabama, and western Florida. During his career with Arthur Andersen, LLP, Mr. Tucei served on various firm related task forces and committees. Mr. Tucei has been involved in numerous civic and non-profit organizations, including serving as President of the Southeast Louisiana Council of the Boy Scouts of America and the World Trade Center of New Orleans. A 1963 graduate of the University of Mississippi with a B.B.A. degree, Mr. Tucei is a Certified Public Accountant (Retired) in Louisiana and Mississippi. He is a member of both the American Institute and Louisiana Society of Certified Public Accountants. Mr. Tucei has served since 2003 as a member of the board, member of the governance and nominating committees and currently serves as chairman of the audit committee for Newpark Resources, Inc. (NYSE:NR). Since 2000 he has also been a member of the Audit Committee for the Archdiocese of New Orleans and currently serves as Chairman of that committee.

Audit Committee

The members of our Audit Committee include Gerald W. Bolfing, Donald A. Erickson and F. Walker Tucei, Jr. Each member possesses the required level of financial literacy and at least two members, Donald A. Erickson and F. Walker Tucei, Jr., have been determined by the Board to meet the current standards of the “audit committee financial expert” required by applicable rules and regulations. No member of the Audit Committee has any relationship to the company that may interfere with the exercise of their independence from management and the company.

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

Code of Business Conduct and Ethics for Directors and Employees

We have adopted a code of business ethics for directors and employees (Code of Ethics), and a separate code of financial responsibility for employees responsible for compiling our financial statements, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of both of these codes on the “Corporate Governance” section of our Internet website at www.magnumhunter.com. Any waivers of these codes must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from, these codes that apply to our executive officers and directors will be posted on the “Corporate Governance” section of our Internet website located at www.magnumhunter.com.

Item 11. Executive Compensation

The following table contains information with respect to all cash compensation we paid or accrued during the past three fiscal years to our Chief Executive Officer and each named person serving as an executive officer on December 31, 2004:

	Annual Compensation							Long-Term Compensation
								Awards	Payout
Name, Principal Position	Year	Salary		Bonus		Other Annual Compensation (a)		Restricted Stock	Number Options SARs		LTP Payouts	All Other Compensation
Jerry Box
Chairman of the Board	2004	$102,129

Gary C. Evans	2004	$438,000		$350,000	(f)	$7,500			250,000			$51,956	(b)
President and	2003	$405,000		$608,929	(e)	$7,500			128,000			$41,366	(b)
Chief Executive Officer	2002	$375,000		--	(d)	$7,500		--	250,000		--	$35,827	(b)

Richard R. Frazier	2004	$280,000		$148,000	(f)	$6,000			85,000			$30,517	(c)
Executive V.P. and	2003	$250,000		$193,750	(e)	$6,000			74,000			$21,109	(c)
Chief Operating Officer	2002	$205,000		--	(d)	$6,000		--	140,000		--	$16,570	(c)

M. Bradley Davis	2004	$165,000		$50,000	(f)	$6,000			45,000			$30,517	(c)
Senior V.P. and	2003	$150,000		$32,143	(e)	$6,000			20,000			$20,944	(c)
Chief Financial Officer	2002	$68,750	(g)	--	(g)	$1,750	(g)	--	150,000	(g)	--	$5,785	(c)

Charles R. Erwin	2004	$210,000		$116,000	(f)	$6,000			62,500			$30,517	(c)
Senior V.P. of Magnum	2003	$185,000		$149,464	(e)	$6,000			68,000			$21,109	(c)
Hunter Production, Inc.	2002	$155,000		--	(d)	$6,000		--	125,000		--	$16,570	(c)

R. Douglas Cronk	2004	$185,000		$85,000	(f)	$6,000			45,000			$30,517	(c)
Senior V.P. of Magnum	2003	$167,500		$83,036	(e)	$6,000			46,500			$21,109	(c)
Hunter Production, Inc.	2002	$150,000		--	(d)	$6,000		--	90,000		--	$16,570	(c)

Morgan F. Johnston	2004	$180,000		$85,000	(f)	$6,000			45,000			$30,517	(c)
Senior V.P., General	2003	$160,000		$110,714	(e)	$6,000			35,000			$21,109	(c)
Counsel & Secretary	2002	$138,000		--	(d)	$4,800		--	65,000		--	$14,423	(c)

(a)	Consists of a vehicle allowance paid to the employee.

(b)	Consists of compensation for acting as an individual Trustee for the TEL Offshore Trust and employer contributions to the KSOP Plan.

(c)	Consists of employer contributions to the KSOP Plan.

(d)	2002 bonuses were not earned or paid until March 2003.

(e)	2003 bonuses are not earned or paid until March 2004.

(f)	2004 bonuses are not earned or paid until March 2005.

(g)	Mr. Bradley Davis was employed on September 16, 2002.

Option/SAR Grants in Last Fiscal Year
	Individual Grants				Potential realizable value at assumed annual rates of stock price appreciation for option term		Alternative to (f) and (g): grant date value
Name	Number of securities underlying Options/SARs granted (#) (b)	Percent of total options SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)	5% ($) (f)	10% ($) (g)	Grant date present value* $ (f)*
Jerry Box	7,500	0.5%	10.48	7/1/09			$28,350
Gary C. Evans	250,000	17.4%	10.48	7/1/09			$945,000
Richard R. Frazier	85,000	5.9%	10.48	7/1/09			$321,300
Charles R. Erwin	62,500	4.3%	10.48	7/1/09			$236,250
R. Douglas Cronk	45,000	3.1%	10.48	7/1/09			$170,100
M. Bradley Davis	45,000	3.1%	10.48	7/1/09			$170,100
Morgan F. Johnston	45,000	3.1%	10.48	7/1/09			$170,100

*The Black-Scholes method was used to determine the value of the option grants.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
			Number of securities underlying unexercised options/SARs at fiscal year-end (#)	Value of unexercised in- the money options/SARs at fiscal year-end ($)
Name (a)	Shares acquired on exercise (#) (b)	Value Realized ($) (c)	Exercisable/ unexercisable (d)	Exercisable/ unexercisable (e)
Jerry Box	20,000	84,000	38,100 / 14,500	$ 210,896 / $ 63,090

Gary C. Evans	250,000	1,457,500	818,000 / 410,000	$4,580,590 / $1,634,600

Richard R. Frazier	125,000	833,250	358,000 / 166,000	$2,090,450 / $ 738,320

Charles R. Erwin	66,000	290,865	273,000 / 132,500	$1,643,565 / $ 616,450

R. Douglas Cronk	140,500	673,549	70,000 / 96,000	$ 317,225 / $ 446,520

M. Bradley Davis	50,000	211,000	100,000 / 65,000	$ 735,600 / $ 257,900

Morgan F. Johnston	35,000	301,350	137,000 / 78,000	$ 836,148 / $ 335,640

Compensation of Directors

We have nine individuals who serve as directors, eight of which have been determined by the Board to be independent. One director receives compensation with respect to his services and in his capacities as an executive officer of the company, and no additional compensation has historically been paid for his services as a director. The other eight directors were not employees at December 31, 2004, and receive no compensation for their services as directors other than as stated below. For fiscal year 2004, independent directors received a $26,000 retainer and $24,000 worth of restricted stock for being a board member and received $1,000 per regular and committee meeting attended. At December 1, 2004, the pay compensation for attending board and committee meetings was increased to $2,000 per meeting. In addition, for the fiscal year 2004 each independent director was granted stock options to acquire 7,500 shares of our common stock at an exercise price of $10.48 per share. Finally, all chairpersons of our board of directors’ committees received an annual retainer of $2,500 for acting as chairman of his respective committee. Upon becoming Chairman of the Board during October 2004, Jerry Box began receiving compensation of $20,000 per month. This will continue through 2005. For fiscal year 2005, independent directors will receive a $26,000 retainer and $24,000 worth of restricted stock for being a board member and, in addition, will receive $2,000 per meeting attended and $2,000 per committee meeting attended. All chairpersons of our board of directors’ committees will receive an annual retainer of $2,500 for acting as chairman of his respective committee. Other than the compensation stated herein, we have not entered into any arrangement, including consulting contracts, in consideration of the director’s service on the board.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr.     Gary C. Evans, Mr. Richard R. Frazier, Mr. M. Bradley Davis, Mr. R. Douglas Cronk, Mr. Charles R. Erwin and Mr. Morgan F. Johnston each have employment agreements with the company. Mr. Evans’ agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $300,000 per annum, unless increased by the Board. Mr. Evans’ salary for the year 2005 is $475,000. Mr. Frazier’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $175,000 per annum unless increased by the Board. Mr. Frazier’s salary for the year 2005 is $300,000. Mr. Davis’ agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $190,000 per annum, unless increased by the Board. Mr. Davis’ salary for the year 2005 is $200,000. Mr. Cronk’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $167,500 per annum, unless increased by the Board. Mr. Cronk’s salary for the year 2005 is $200,000. Mr. Erwin’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $185,000 per annum unless increased by the Board. Mr. Erwin’s salary for the year 2005 is $225,000. Mr. Johnston’s agreement terminates January 1, 2006 and continues thereafter on a year-to-year basis and provides for a salary of $180,000 per annum unless increased by the Board. Mr. Johnston’s salary for the year 2005 is $195,000. All of the agreements provide that the same benefits supplied to other company employees shall be available to the employee. The employment agreements also contain, among other things, covenants by the employee that in the event of termination, he will not compete with the company in certain geographical areas or hire any of our employees for a period of two years after cessation of employment.

In addition, all of the agreements contain a provision that upon a change in control, the employee’s position is terminated, or the employee leaves for “good cause”, the employee is entitled to receive immediately, in one lump sum, certain compensation. In the case of Mr. Evans and Mr. Frazier, the employee shall receive three times the employee’s current base salary and bonus, plus any other compensation received by him in the last fiscal year. In the case of Mr. Davis, Mr. Cronk, Mr. Erwin and Mr. Johnston, the employee shall receive two times the employee’s base salary and bonus, plus any other compensation received by him in the last fiscal year. Also, any medical, dental and group life insurance covering the employee and his dependents shall continue until the earlier of (i) 12 months after the change in control or (ii) the date the employee becomes a participant in the group insurance benefit program of a new employer. We also have key man life insurance on Mr. Evans in the amount of $12,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 1, 2004, regarding the share ownership of the company by (i) each person known to the company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the company, (ii) each director, (iii) the company’s Chief Executive Officer and the five other most highly compensated executive officers of the company, and (iv) all directors and executive officers of the company, as a group. None of the directors or executive officers named below, as of March 1, 2004, owned any shares of the company’s Series A Preferred Stock or its 1996 Series A convertible preferred stock. The business address of each officer and director listed below is: c/o Magnum Hunter Resources, Inc., 600 East Las Colinas Blvd., Suite 1100, Irving, Texas 75039.

	Common Stock Beneficially Owned
Name	Number of Shares		Percent of Class (m)
Directors and Executive Officers
Gary C. Evans	4,733,945	(a)	5.2%
Richard R. Frazier	539,454	(b)	*
Charles R. Erwin	348,336	(c)	*
R. Douglas Cronk	102,432	(d)	*
Morgan F. Johnston	165,134	(e)	*
Gerald W. Bolfing	439,856	(f)	*
Donald A. Erickson	37,000		*
Matthew C. Lutz	288,821	(g)	*
Jody Powers	11,710	(h)	*
John H. Trescot, Jr	137,759	(i)	*
F. Walker Tucei, Jr	2,000		*
Jerry Box	64,200	(j)
All directors and executive officers as a group
(13 persons)	6,870,647		7.8%

Beneficial owners of 5 percent or more
(excluding persons named above)

Dimensional Fund Advisors, Inc.	5,434,000	(k)	6.2%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Cimarex Energy Co.	4,733,945		5.2%
1700 Lincoln Street, Suite 1800
Denver, CO 80203-4518

Barclays Global Investors	5,374,858	(l)	6.2%
45 Fremont Street
San Francisco, CA 94105

        * Less than one percent.

(a)	Includes 768,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 790,151 common stock purchase warrants, which are currently exercisable. Also includes 36,185 equivalent shares held by the trustee for the benefit of employee participants in the Magnum Hunter Resources, Inc. 401(K) Employee Stock Ownership Plan. Participants in this plan instruct the trustee as to how the participants’ equivalent shares should be voted. Also includes 17,024 shared held in the name of Jacquelyn Evelyn Enterprises, Inc., a corporation whose sole shareholder is Mr. Evans’ wife. Mr. Evans disclaims any ownership in such securities other than those in which he has an economic interest.

(b)	Includes 358,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 29,217 equivalent shares held by the trustee for the benefit of employee participants in the Magnum Hunter Resources, Inc. 401(K) Employee Stock Ownership Plan. Participants in this plan instruct the trustee as to how the participants’ equivalent shares should be voted.

(c)	Includes 323,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 25,336 equivalent shares held by the trustee for the benefit of employee participants in the Magnum Hunter Resources, Inc. 401(K) Employee Stock Ownership Plan. Participants in this plan instruct the trustee as to how the participants’ equivalent shares should be voted.

(d)	Includes 70,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 29,072 equivalent shares held by the trustee for the benefit of employee participants in the Magnum Hunter Resources, Inc. 401(K) Employee Stock Ownership Plan. Participants in this plan instruct the trustee as to how the participants’ equivalent shares should be voted.

(e)	Includes 137,000 shares of common stock issuable upon the exercise of certain currently exercisable options. Also includes 23,654 equivalent shares held by the trustee for the benefit of employee participants in the Magnum Hunter Resources, Inc. 401(K) Employee Stock Ownership Plan. Participants in this plan instruct the trustee as to how the participants’ equivalent shares should be voted.

(f)	Includes 38,100 shares of common stock issuable upon the exercise of certain currently exercisable options.

(g)	Includes 223,100 shares of common stock issuable upon the exercise of certain currently exercisable options.

(h)	Includes 4,000 shares of common stock issuable upon the exercise of certain currently exercisable options.

(i)	Includes 38,100 shares of common stock issuable upon the exercise of certain currently exercisable options.

(j)	Includes 38,100 shares of common stock issuable upon the exercise of certain currently exercisable options.

(k)	Based on Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 9, 2005.

(l)	Based on Schedule 13G filed by Barclays Global Investors on February 14, 2005.

(m)	Percentage is calculated on the number of shares outstanding plus those deemed outstanding under Rule 13d-3(d)(1) under the Exchange Act.

Item 13. Certain Relationships and Related Transactions

There are no loans or extensions of credit to directors and executive officers of Magnum Hunter as of December 31, 2004.

Item 14. Principal Accountant Fees and Services

	For the Year Ended December 31,
	2004	2003
Audit (a)	$725,380	$135,000
Audit-Related Fees	86,930	94,339
Tax Fees	551	--
All Other Fees (b)	240,000	95,000

	$1,052,861	$324,339

(a)	Includes fees paid to Deloitte & Touche, LLP for final audits related to the Prize merger during 2002.

(b)	Consists of fees paid to Deloitte & Touche, LLP for annual audits of Teal Hunter, LP and Mallard Hunter, LP, of which Magnum Hunter is the 5% and 1% general partner, respectively. During 2004 this also contains audit fees on an aborted master limited partnership initial public offering.

The Audit Committee generally makes recommendations to the Board regarding the selection of the independent registered accounting firm, reviews the independence of such accountants, approves the scope of the annual audit, approves the rendering of any material non-audit services by the independent accountants, approves the fee payable to the independent accountants and reviews the audit results. The Audit Committee approves all fees paid to our principal accountants.

GLOSSARY
As used in this document:

          • “Mcf” means thousand cubic feet;

          • “MMcf” means million cubic feet;

          • “Bcf” means billion cubic feet;

          • “Bbl” means barrel;

          • “MBbls” means thousand barrels;

          • “MMBbls” means million barrels;

          • “BOE” means barrel of oil equivalent;

          • “MMBOE” means million barrels of oil equivalent;

          • “Btu” or “British Thermal Unit” means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit;

          • “MMBtu” means million British Thermal Units;

          • “Mcfe” means thousand cubic feet of natural gas equivalent;

          • “MMcfe” means million cubic feet of natural gas equivalent;

          • “Bcfe” means billion cubic feet of natural gas equivalent; and

          • “Tcfe” means trillion cubic feet of natural gas equivalent.

Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. All estimates of reserves, unless otherwise noted, are reported on a “net” basis. Information regarding production, acreage and numbers of wells is set forth on a gross basis, unless otherwise noted.

          • “Proved reserves” means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

               (ii)         Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

               (iii)        Estimates of proved reserves do not include the following:

                    (A)        oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

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

          • “Proved developed oil and gas reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

          • “Proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

          • “Reserve Life” is an estimate of the productive life of a proved reservoir and for purposes of this document is calculated by dividing the proved reserves (on an Mcfe basis) at the end of the period by historical production volumes for the prior 12 months.

          • “Standardized Measure of Discounted Future Net Cash Flows” means PV-10 after income taxes.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

1.	Financial Statements

	Management's Responsibility Over Financial Reporting	F - 1

	Report of Independent Registered Public Accounting Firm	F - 2

	Report of Independent Registered Public Accounting Firm	F - 3

Financial Statements:

	Consolidated Balance Sheets at December 31, 2004 and 2003	F - 4

Consolidated Statements of Operations
	For the Years Ended December 31, 2004, 2003 and 2002	F - 5

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
	For the Periods Ended December 31, 2004, 2003 and 2002	F - 6

Consolidated Statements of Cash Flows
	For the Years Ended December 31, 2004, 2003 and 2002	F - 9

	Notes to Consolidated Financial Statements	F-10

	Supplemental Information on Oil and Gas Producing Properties (Unaudited)	F- 40

2.	Financial Statement Schedule

We have included on Page 71 of this Annual Report on Form 10-K, Financial Statement Schedule II,
Valuation and Qualifying Accounts.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits

Number	Description of Exhibit
3.1 & 4.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
33-30298-D).
3.2 & 4.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990).
3.3 & 4.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
Statement on Form SB-2, File No. 33-66190).
3.4 & 4.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration
Statement on Form S-3, File No. 333-30453).
3.5 & 4.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
3.6 & 4.6	Amended and Restated By-Laws (Incorporated by reference to Form 10-Q for the period ended September
30, 2004).
3.7 & 4.7	Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated December 26, 1996, filed January 3, 1997).
3.8 & 4.8	Amendment to Certificate of Designation for 1996 Series A Convertible Preferred Stock (Incorporated by
reference to Registration Statement on Form S-3, File No. 333-30453).
4.9	Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock Transfer &
Trust Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File
No. 333-82552).
4.10	Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
4.11	Form of 9.6% Senior Note due 2007 (included in Exhibit 4.10).
4.12	Indenture dated December 15, 2003 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee.
4.13	Form of Floating Rate Convertible Senior Notes due 2023 (included in Exhibit 4.12).
4.14	Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources, Inc.
and Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated
January 7, 1998, filed January 9, 1998).
10.1	Fourth Amended and Restated Credit Agreement dated March 15, 2002, as amended, between Magnum Hunter
Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form10-K for the year ended December 31, 2001).
10.2	First Amendment to Fourth Amended and Restated Credit Agreement, dated April 19, 2002 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to
Form 10-K for the year ended December 31, 2003).
10.3	Second Amendment to Fourth Amended and Restated Credit Agreement, dated July 3, 2002 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to
Form 10-K for the year ended December 31, 2003).
10.4	Third Amendment to Fourth Amended and Restated Credit Agreement, dated August 28, 2002 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to
Forme10-K for the year ended December 31, 2003).
10.5	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated September 6, 2002 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.6	Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated November 20, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).

10.7	Waiver and Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated May 2, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al
(Incorporated by reference to Form 10-K for the year ended December 31, 2003).

10.8	Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated August 8, 2003 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.9	Waiver and Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated October 31, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated
by reference to Form 10-K for the year ended December 31, 2003).
10.10	Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated December 10, 2003 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.11	Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated April 30, 2004 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to
Form 10-Q for the period ended March 31, 2004).
10.12	Eleventh Amendment to Fourth Amended and Restated Credit Agreement, dated July 15, 2004 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by
reference to Form 10-Q for the period ended June 30, 2004).
10.13	Twelfth Amendment to Fourth Amended and Restated Credit Agreement, dated October 15, 2004, between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by
reference to Form 10-Q for the period ended September 30, 2004).
10.14†	Employment Agreement for Gary C. Evans (Incorporated by reference to Form 10-Q for the period ended
September 30, 2004).
10.15†	Employment Agreement for Richard R. Frazier (Incorporated by reference to Form 10-Q for the period ended September 30, 2004).
10.16†	Employment Agreement for M. Bradley Davis (Incorporated by reference to Form 10-K for the fiscal year- end December 31, 2002).
10.17†	Employment Agreement for R. Douglas Cronk (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.18†	Employment Agreement for Charles Erwin (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.19†	Employment Agreement for Morgan F. Johnston (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2003).
10.20	Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to Form
8-K, dated April 30, 1997, filed May 12, 1997).
10.21	Purchase and Sale Agreement dated November 25, 1998, between Magnum Hunter Production, Inc. and
Unocal Oil Company of California (Incorporated by reference to Form 10-K for the fiscal year-end
December 31, 1998, filed April 14, 1999).
10.22	Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000).
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K for the period ended December
31, 2001.
23.1*	Consent of Deloitte & Touche, LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Gary C. Evans.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by M. Bradley Davis.
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Gary C. Evans.
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by M. Bradley Davis.

* Filed herewith

(a)     Reports on Form 8-K

During the three months ended December 31, 2004, we furnished the following Current Reports on Form 8-K:

          • Current Report furnished October 12, 2004, reporting Items 1, 5, 7 and 9.

          • Current Report furnished November 9, 2004, reporting Item 2.

          •Current Report furnished November 16, 2004, reporting Item 5.

          • Current Report furnished December 3, 2004, reporting Items 5 and 7.

MAGNUM HUNTER RESOURCES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

(in thousands)

		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Year
Year Ended December 31, 2004
Allowance for Doubtful Accounts on Trade Accounts Receivable	$4,331	$772	$--	$(327)	$4,776
Reserve on Current Portion of Long-term Notes Receivable	1,170	--	--	$--	$1,170

Year Ended December 31, 2003
Allowance for Doubtful Accounts on Trade Accounts Receivable	$4,573	$231	$19	$(492)	$4,331
Reserve on Current Portion of Long-term Notes Receivable	1,620	--	--	(450)	1,170
Reserve on Investment in Unconsolidated Affiliate	$4,527	$--	$--	$(4,527)	$--

Year Ended December 31, 2002
Allowance for Doubtful Accounts on Trade Accounts Receivable	$3,264	$206	$1,103	$--	$4,573
Reserve on Current Portion of Long-term Notes Receivable	1,620	--	--	--	1,620
Reserve on Investment in Unconsolidated Affiliate	$4,527	$--	$--	$--	$4,527

(1) Allowances acquired in Prize merger during 2002 and Metrix acquisition during 2003.

(2) Write-offs

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC. By: /s/ Gary C. Evans Gary C. Evans, President and Chief Executive Officer	March 15, 2005

In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Box	Chairman of the Board	March 15, 2005
Jerry Box

/s/ Gary C. Evans	President and	March 15, 2005
Gary C. Evans	Chief Executive Officer

/s/ M. Bradley Davis	Senior Vice President and	March 15, 2005
M. Bradley Davis	Chief Financial Officer

/s/ Morgan F. Johnston	Sr. Vice President, General Counsel	March 15, 2005
Morgan F. Johnston	and Secretary

/s/ David S. Krueger	Vice President and	March 15, 2005
David S. Krueger	Chief Accounting Officer

/s/ Gerald W. Bolfing	Director	March 15, 2005
Gerald W. Bolfing

/s/ Donald Erickson	Director	March 15, 2005
Donald Erickson

/s/ Matthew C. Lutz	Director	March 15, 2005
Matthew C. Lutz

/s/ Jody Powers	Director	March 15, 2005
Jody Powers

/s/ John H. Trescot, Jr	Director	March 15, 2005
John H. Trescot, Jr

/s/ F. Walker Tucei, Jr	Director	March 15, 2005
F. Walker Tucei, Jr