Form 10-Q
period 2005-03-31
MAGNUM HUNTER RESOURCES INC
filed 2005-05-10
CIK 854271

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

(Mark one)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from .......... to ..........

Commission File Number .......... 1-12508

MAGNUM HUNTER RESOURCES, INC.
Exact name of registrant as specified in its charter

Nevada	87-0462881
State or other jurisdiction of incorporation or organization	IRS employer identification No.

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
Yes [ X ] No [     ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2005: 95,203,469.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$7,908	$20,342
Restricted cash	212	212
Accounts receivable - trade, net of allowance of $5,060 and $4,776
respectively	89,796	85,462
Notes receivable	1,396	1,396
Prepaid expenses	6,500	2,472
Deferred income taxes, current	16,136	5,010
Deposits	3,198	3,198
Available for sale investments	6,067	6,067
Prepaid drilling costs	5,931	9,480
Other current assets	6,644	5,875

Total Current Assets	143,788	139,514
Property, Plant, and Equipment
Oil and gas properties, full cost method
Unproved	112,043	94,472
Proved	1,904,890	1,828,839
Gas processing plants and pipelines	37,293	36,607
Other property	10,124	9,969

Total Property, Plant and Equipment	2,064,350	1,969,887
Accumulated depreciation, depletion, amortization and impairment	(510,407)	(472,975)

Net Property, Plant and Equipment	1,553,943	1,496,912

Other Assets
Deferred financing costs and other	9,061	9,608
Goodwill	56,467	56,467

Total Assets	$1,763,259	$1,702,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade payables	$58,166	$65,215
Accrued interest	1,137	5,764
Accrued liabilities	13,990	15,298
Other current liabilities	9,783	8,701
Revenues payable	12,326	10,871
Suspended revenue payable	18,786	22,401
Derivative liabilities, current	44,576	14,046
Current maturities of long-term debt	761	2,458

Total Current Liabilities	159,525	144,754
Long-Term Liabilities
Long-term debt, less current maturities	546,402	643,042
Asset retirement obligations	40,871	40,086
Derivative liabilities, non-current	14,406	5,981
Deferred income taxes payable	202,074	188,366
Other non-current liabilities	422	459
Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 216,000 designated as Series A; 80,000 issued and outstanding, liquidation
amount $0	1	1
Common Stock - $.002 par value; 200,000,000 shares authorized,
99,094,583 and 91,324,168 shares issued, respectively	198	183
Additional paid-in capital	726,568	615,046
Accumulated other comprehensive loss	(37,535)	(12,621)
Retained earnings	141,661	108,576
Common stock in deferred compensation plan, at cost (34,416 shares)	(192)	(192)
Unearned common stock in KSOP, at cost (880,083 shares)	(6,215)	(6,215)

	824,486	704,778
Treasury stock, at cost (3,926,034 and 3,931,614 shares, respectively) .	(24,927)	(24,965)

Total Stockholders' Equity	799,559	679,813

Total Liabilities and Stockholders' Equity	$1,763,259	$1,702,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	For the Three Months Ended March 31,
	2005	2004
Operating Revenues:
Oil and gas sales	$134,884	$88,817
Gas gathering, marketing and processing	10,611	9,526
Oil field services	1,753	2,035

Total Operating Revenues	147,248	100,378

Operating Costs and Expenses:
Oil and gas production lifting costs	18,698	13,028
Production taxes and other costs	13,934	8,365
Gas gathering, marketing and processing	7,348	6,580
Oil field services	1,239	1,440
Depreciation, depletion, amortization and accretion	38,336	25,480
Gain on sale of assets	(1,861)	(198)
General and administrative	7,662	5,075

Total Operating Costs and Expenses	85,356	59,770

Operating Profit	61,892	40,608
Other income	501	222
Non-cash hedging adjustments	(112)	94
Interest expense	(9,554)	(9,657)

Income Before Income Tax	52,727	31,267
Provision for income tax expense
Current	(588)	(377)
Deferred	(19,054)	(11,628)

Total Provision for Income Tax Expense	(19,642)	(12,005)

Net Income	$33,085	$19,262

Income per Common Share - Basic	$0.38	$0.28

Income per Common Share - Diluted	$0.36	$0.28

Common Shares Used in Per Share Calculation
Basic	88,182,784	67,681,577

Diluted	92,612,513	69,380,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Deferred Compensation	Unearned Shares in KSOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance at December 31, 2004	$1	$183	$(24,965)	$615,046	$108,576	$(192)	$(6,215)	$(12,621)	$679,813

Issuance of 916 shares of common stock pursuant to employee
stock option plan		2		6,373					6,375
Issuance of 6,820 shares on exercise of warrants		13		102,281					102,294
Deferred tax benefit on exercise of warrants and
employee stock options				2,514					2,514
Stock compensation				321					321
Issuance of 6 shares of treasury stock			38	33					71
Net Income					33,085				33,085	33,085
Reclassification adjustment related to derivative
contracts, net of income tax expense of $645								1,137	1,137	1,137
Change in fair value of outstanding hedge positions, net
of income tax benefit of $14,781								(26,051)	(26,051)	(26,051)

Balance at March 31, 2005	$1	$198	$(24,927)	$726,568	$141,661	$(192)	$(6,215)	$(37,535)	$799,559	$8,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$33,085	$19,262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	38,336	25,480
Amortization of deferred financing costs	627	638
Deferred income taxes	19,054	11,628
Gain on sale of assets	(1,861)	(198)
Minority interest in consolidated subsidiary	(37)	(75)
Non-cash directors' compensation	71	--
Non-cash hedging adjustments	112	(94)
Stock compensation	321	41
Changes in certain assets and liabilities:
Accounts receivable	(4,765)	(666)
Deposits and other current assets	(430)	(2,759)
Accounts payable and accrued liabilities	(14,371)	4,915
Payment of income taxes	(1,208)	(16)

Net Cash Provided by Operating Activities	68,934	58,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets, net of purchase price adjustments	1,339	528
Additions to property and equipment	(92,958)	(59,700)

Net Cash Used in Investing Activities	(91,619)	(59,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	24,542	26,500
Fees paid related to financing activities	(81)	(106)
Payments of principal on debt and production payment	(122,879)	(42,013)
Proceeds from issuance of common stock	108,669	4,497

Net Cash Provided by (Used in) Financing Activities	10,251	(11,122)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,434)	(12,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,342	18,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,908	$6,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,541	$16,333

Cash paid for income taxes	$1,208	$16

Non-cash accruals for employee incentives	$1,465	$1,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005

NOTE 1 — MANAGEMENT’S REPRESENTATION

In this quarterly report on Form 10-Q, the words “Magnum Hunter,” “company,” “we,” “our,” and “us” refer to Magnum Hunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, the condensed consolidated statement of stockholders’ equity and comprehensive income for the three months ended March 31, 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited. The December 31, 2004 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2005, and the results of operations for the three month period ended March 31, 2005 and 2004, changes in stockholders’ equity and comprehensive income for the three months ended March 31, 2005, and cash flows for the three month periods ended March 31, 2005 and 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2004 Form 10-K. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results that will occur for the full year.

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

NOTE 2 – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” during March 2005. This Interpretation clarifies certain areas of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and gives more specific guidance on conditional retirement obligations and the circumstances in which retirement obligations would not need to be recognized due to uncertain timing or settlement methods. This Interpretation is effective for fiscal years ending on or after December 31, 2005. The adoption of this guidance will have no impact on our financial statements because we currently recognize all retirement obligations related to our properties.

The SEC Staff Accounting Bulletin (“SAB”) 107 was released in March 2005 to provide additional implementation and disclosure guidance for FASB Statement No. 123(R), “Share-Based Payment.” This guidance will be effective for public

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2005

companies upon their adoption of this FASB Statement No. 123(R), which would require us to comply with this guidance beginning January 1, 2006.

NOTE 3 – STOCK-BASED COMPENSATION

Beginning June 1, 2003, and effective January 1, 2003, we began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123.” The fair value of each option granted after December 31, 2002 is estimated on the grant date, using the Black-Scholes option-pricing model. For the three months ended March 31, 2005 and 2004, we recorded pre-tax stock compensation expense of $321 thousand and $41 thousand, respectively, which is reflected in our general and administrative expenses. For options granted prior to January 1, 2003, we continue to use the intrinsic method under APB No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of our stock on the grant date.

FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” during December 2004. Under this revised guidance, all share-based equity and liability instruments will be recorded as compensation expense based on their fair values, and all liability instruments will be remeasured each reporting period. This guidance will be effective for us beginning January 1, 2006. Upon adoption of this statement, we will be required to change our method of accounting for our stock options under the modified prospective method under which compensation expense will also be recorded on the unvested portion of awards granted prior to 2003. At this time, we estimate the pre-tax impact of these prior years’ grants on 2006 earnings to be an additional pre-tax expense of $764 thousand.

If we had recorded stock option expense under the fair value provisions of SFAS No. 123 for all prior and current grants, our net income and EPS would have been as shown in the below pro forma tables (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$33,085	$19,262
Total stock-based employee compensation expense included
in reported net income, net of income taxes of $116 and
$16, respectively	205	25
Deduct: Total stock-based employee compensation
determined under fair value-based method for all awards,
net of income taxes of $306 and $438, respectively	(540)	(718)

Pro forma net income	$32,750	$18,569

Earnings per share:
Basic - as reported	$0.38	$0.28

Basic - pro forma	$0.37	$0.27

Diluted - as reported	$0.36	$0.28

Diluted - pro forma	$0.35	$0.27

NOTE 4 — GOODWILL

In June 2001, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued to be effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill is no longer amortized, but is subject to annual impairment tests. We completed our annual test as of December 31, 2004 and found no impairment. There were no changes to the carrying value of goodwill during the three months ended March 31, 2005.

Our goodwill results from our merger with Prize Energy Corp. (“Prize”), which was completed on March 15, 2002, and the purchase price allocation was finalized as of June 30, 2003. The goodwill has been fully allocated to our Exploration and Production segment.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2005

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include plugging, abandonment, decommission and remediation costs, which are included in developed oil and gas properties, production and distribution facilities and natural gas processing plants.

The following is a reconciliation of the asset retirement obligation liability at March 31, 2005 (in thousands):

Balance at January 1, 2005	$41,277
Liabilities incurred	916
Liabilities settled	(349)
Liabilities sold/disposed	--
Accretion expense	890
Change in retirement cost estimates	46

Balance at March 31, 2005	$42,780

Of the $42.8 million in asset retirement obligations, $1.9 million is included in other current liabilities on our condensed consolidated balance sheet at March 31, 2005.

NOTE 6 - EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands, except for per share amounts):

	Three Months Ended
	March 31, 2005			March 31, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common
stockholders	$33,085	88,183	$0.38	$19,262	67,682	$0.28

Effect of Dilutive Securities
Warrants		--			--
Options		2,555			1,698
Convertible Notes		1,875			--

Diluted EPS
Income available to common
stockholders and assumed
conversions	$33,085	92,613	$0.36	$19,262	69,380	$0.28

At March 31, 2005, options representing 4,908,131 shares of common stock were outstanding. At March 31, 2004, warrants representing 7,228,457 shares of common stock and options representing 5,615,287 shares of common stock were outstanding. For the three month period ended March 31, 2005, 7,228,457 shares of common stock representing warrants, and no common shares representing options, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of our common stock for these periods. For the three month period ended March 31, 2004, 7,228,457 shares of common stock representing warrants, and 45,000 shares of common stock representing options, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of our common stock for this period. There was a 1,875,000 share dilutive effect from our Convertible Notes at March 31, 2005, because the average market price of our common stock during the period exceeded the conversion price. There was no dilutive effect from our Convertible Notes at March 31, 2004 because the average market price of our common stock during that period did not exceed the conversion price.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2005

NOTE 7 — DEBT

Notes payable and long-term debt at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Long-Term Debt:
Bank debt under revolving credit agreements, due
May 2, 2007, 4.23% at March 31, 2005	$220,000	$320,000
Capital lease obligations	3,621	5,500
Construction loan, due July 31, 2006, 5.36% at March 31, 2005	3,542	--
9.6% Senior unsecured notes, due March 15, 2012	195,000	195,000
Floating rate convertible senior notes, due December 15,
2023, 3.01% at March 31, 2005	125,000	125,000

	547,163	645,500
Less: Current portion of capital lease obligations	761	2,458

Total Long-Term Debt	$546,402	$643,042

We have a Facility which provides for total borrowings of $750 million, on which our borrowing base was limited to $525 million at March 31, 2005. The level of the borrowing base is dependent on the valuation by the lenders of the assets pledged, which are primarily oil and gas reserves.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding senior bank debt exceeds the redetermined borrowing base, the company must repay the excess. We completed our last redetermination on April 12, 2005, which resulted in no changes to our borrowing base or maximum borrowings. The next redetermination date will have an effective date of June 30, 2005 and will have a completion date of no later than November 10, 2005.

On February 18, 2005, our 40% owned subsidiary, Apple Tree Holdings, LLC ("Apple Tree"), entered into a $20.6 million construction loan agreement ("Construction Loan"). The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado. The Construction Loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25% and will mature no later than July 31, 2006. Total borrowings under this loan at March 31, 2005 were $8.9 million, of which our share was $3.5 million. We have provided a guarantee to the lender for this Construction Loan. In return for our guarantee, we received an up-front fee as well as the right to receive 55% of distributable cash flows from the Apple Tree until certain financial tests are met. In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries. We have included $162 thousand in other current liabilities on our condensed consolidated balance sheet to represent the fair value of our guarantee issued for the Construction Loan.

NOTE 8 - HEDGING

We were obligated to five crude oil derivatives and seven natural gas derivatives on March 31, 2005. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset for the effective portion of the hedge to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2005

At March 31, 2005, the fair value of the company's derivatives were as follows (in thousands):

Derivative Liabilities
Natural gas collars	$(34,343)
Natural gas swaps	(9,757)
Crude oil collars	(8,109)
Crude oil swaps	(6,773)

Derivative Liability	$(58,982)

Of the $59.0 million of derivative liabilities, $44.6 million is included in other current liabilities and $14.4 million is included in long-term liabilities on our condensed consolidated balance sheet at March 31, 2005.

For the three month period ended March 31, 2005, the condensed consolidated statement of income includes non-cash hedging adjustment losses of $112 thousand related to hedge ineffectiveness on the crude oil and natural gas derivatives. It is estimated at this time that $28.4 million, net of income tax, of other comprehensive loss will be reclassified into the consolidated statement of income during the next 12 months.

NOTE 9 - SEGMENT DATA

We have three reportable segments. The Exploration and Production segment is engaged in exploratory and developmental drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing, and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas that it gathers, and the processing of natural gas liquids. The Oil Field Services segment is engaged in the managing, operation and monitoring of producing oil and gas properties for interest owners.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Exploration and Production segment has six geographic areas that are aggregated. The Gas Gathering, Marketing, and Processing segment includes the activities of the five gathering systems and four natural gas liquids processing plants located in two geographic areas that are aggregated. The Oil Field Services segment has six geographic areas that are aggregated. The reason for aggregating the segments, in each case, is due to the similarity in nature of the products, the production processes, the type of customers, the method of distribution, and the regulatory environments.

The accounting policies of the segments are the same as those for the company as a whole. We evaluate performance based on profit or loss from operations before income taxes. The accounting for intersegment sales and transfers is done as if the sales or transfers were to third parties - that is, at current market prices.

Segment data for the periods ended March 31, 2005 and 2004 follows (in thousands):

Three Months Ended March 31, 2005:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$134,884	$10,611	$1,753	$--	$--	$147,248
Intersegment revenues	543	6,433	3,753	--	(10,729)	--
Depreciation, depletion, amortization
and accretion	37,422	631	277	6	--	38,336
Segment profit (loss)	64,830	2,632	237	(5,807)	--	61,892
Interest expense				(9,554)	--	(9,554)
Other income				389	--	389

Income before income taxes						52,727
Provision for income tax expense				(19,642)	--	(19,642)

Net income						$33,085

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2005

Three Months Ended March 31, 2004:	Exploration & Production	Gas Gathering, Marketing & Processing	Oil Field Services	All Other	Elimination	Consolidated
Revenue from external customers	$88,817	$9,526	$2,035	$--	$--	$100,378
Intersegment revenues	410	5,870	3,528	--	(9,808)	--
Depreciation, depletion, amortization
and accretion	24,564	583	283	50	--	25,480
Segment profit (loss)	42,860	2,363	312	(4,927)	--	40,608
Interest expense				(9,657)	--	(9,657)
Other income				316	--	316

Income before income taxes						31,267
Provision for income tax expense				(12,005)	--	(12,005)

Net income						$19,262

NOTE 10 – CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The company and its wholly-owned subsidiaries, except Canvasback, are direct guarantors of our 9.6% Senior Notes, Convertible Notes and Facility and have fully and unconditionally guaranteed these obligations on a joint and several basis. In addition to not being a guarantor of the company’s 9.6% Senior Notes, Convertible Notes and Facility, Canvasback cannot be included in determining compliance with certain financial covenants under the company’s Facility. We have not included separate financial statements related to the guarantors because management has determined that they are not material to investors. Condensed consolidating financial information for Magnum Hunter Resources, Inc. and subsidiaries as of March 31, 2005 and December 31, 2004, and for the three-month periods ended March 31, 2005 and 2004, was as follows:

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Balance Sheets

As of March 31, 2005
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$148,380	$3,468	$(8,060)	$143,788
Property and equipment
(using full cost accounting)	1,547,485	6,458	--	1,553,943
Investment in subsidiaries
(equity method)	19,349	--	(19,349)	--
Investment in Parent	--	32,132	(32,132)	--
Other assets	65,378	150	--	65,528

Total assets	$1,780,592	$42,208	$(59,541)	$1,763,259

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities	$159,086	$8,500	$(8,061)	$159,525
Long-term liabilities	789,816	14,359	--	804,175
Stockholders' equity	831,690	19,349	(51,480)	799,559

Total liabilities and stockholders' equity	$1,780,592	$42,208	$(59,541)	$1,763,259

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2005

As of December 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
ASSETS
Current assets	$146,219	$5,310	$(12,015)	$139,514
Property and equipment
(using full cost accounting)	1,490,881	6,031	--	1,496,912
Investment in subsidiaries
(equity method)	19,065	--	(19,065)	--
Investment in Parent	--	34,127	(34,127)	--
Other assets	65,924	151	--	66,075

Total assets	$1,722,089	$45,619	$(65,207)	$1,702,501

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities	$144,451	$12,318	$(12,015)	$144,754
Long-term liabilities	863,698	14,236	--	877,934
Stockholders' equity	713,940	19,065	(53,192)	679,813

Total liabilities and stockholders' equity	$1,722,089	$45,619	$(65,207)	$1,702,501

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$145,753	$1,675	$(180)	$147,248
Expenses	93,445	1,230	(154)	94,521

Income before equity in net losses of
subsidiary	52,308	445	(26)	52,727
Equity in net income of subsidiary	267	--	(267)	--

Income before income taxes	52,575	445	(293)	52,727
Income tax expense	(19,490)	(161)	9	(19,642)

Net income	$33,085	$284	$(284)	$33,085

For the Three Months Ended March 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Revenues	$99,292	$1,320	$(234)	$100,378
Expenses	67,788	1,557	(234)	69,111

Income (loss) before equity in net losses of
subsidiary	31,504	(237)	--	31,267
Equity in net losses of subsidiary	(147)	--	147	--

Income (loss) before income taxes	31,357	(237)	147	31,267
Income tax (expense) benefit	(12,095)	90	--	(12,005)

Net income (loss)	$19,262	$(147)	$147	$19,262

MAGNUM HUNTER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2005

Magnum Hunter Resources, Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2005
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$70,136	$(1,202)	$--	$68,934
Cash flow from investing activities	(90,881)	(738)	--	(91,619)
Cash flow from financing activities	10,251	--	--	10,251

Net decrease in cash	(10,494)	(1,940)	--	(12,434)
Cash at beginning of period	17,649	2,693	--	20,342

Cash at end of period	$7,155	$753	$--	$7,908

For the Three Months Ended March 31, 2004
Amounts in Thousands	Magnum Hunter Resources, Inc. and Guarantor Subs	Canvasback Energy, Inc. (Non Guarantor)	Eliminations	Magnum Hunter Resources, Inc. Consolidated
Cash flow from operating activities	$66,499	$(8,343)	$--	$58,156
Cash flow from investing activities	(58,083)	(1,089)	--	(59,172)
Cash flow from financing activities	(11,122)	--	--	(11,122)

Net decrease in cash	(2,706)	(9,432)	--	(12,138)
Cash at beginning of period	3,482	15,211	--	18,693

Cash at end of period	$776	$5,779	$--	$6,555

NOTE 11 – COMMON STOCK

On January 1, 2005, we granted 5,580 shares of treasury stock to the Board of Directors as payment for half of their retainer fee for 2005. The other half will be paid in July 2005.

Magnum Hunter had 7,228,457 warrants outstanding as of December 31, 2004, with an expiration date of March 15, 2005. Of these warrants, 6,819,648 were exercised, providing net proceeds of approximately $102 million, and the remaining 408,809 warrants expired.

NOTE 12 – MERGER WITH CIMAREX

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

NOTE 13 – SUBSEQUENT EVENT

On April 8, 2005, our Board of Directors declared an in-kind dividend to Magnum Hunter’s shareholders of record at the close of business on April 18, 2005 of the 1,384,621 units of beneficial interest of TEL Offshore Trust owned by Magnum Hunter. The distribution of the units will be made on May 13, 2005. The net carrying value of our TEL investment at March 31, 2005, was approximately $6.7 million. Since we proportionately account for our investment in TEL, the dividend, when made, will affect numerous parts of our financial statements. At April 18, 2005, the units owned by us had a fair market value of approximately $11.9 million.

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

Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2004. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

There have been no changes to our critical accounting policies for the three month period ended March 31, 2005. For a discussion of our other critical accounting policies, refer to our Form 10-K for the year ended December 31, 2004.

Throughout this document, we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Our results of operations have been significantly affected by our past success in acquiring oil and gas properties at or near the bottom of the commodity price cycles and our ability to maintain or increase oil and natural gas production through our exploration and exploitation activities. Recent acquisitions, in a higher commodity price environment, have been made in anticipation of increasing the recognized reserves associated with the properties. During the second half of 2004, we purchased oil and gas properties located in the state of New Mexico as well as 170 producing wells located in the Permian Basin of West Texas. Fluctuations in oil and gas prices and commodity hedging activities have also significantly affected the results of our operations.

The following table sets forth certain information with respect to our business segments:

	Three Months Ended March 31,
	2005	2004
Exploration and Production Operations
Reported Production:
Oil (Mbbls)	1,074	940
Gas (Mmcf)	15,348	11,864
Oil and Gas (Mmcfe)	21,790	17,507
Equivalent Daily Rate (Mmcfe per day)	242.1	192.4
Average Sale Prices (after hedging)
Oil (per Bbl)	$45.73	$30.06
Gas (per Mcf)	5.62	5.08
Oil and Gas (per Mcfe)	6.21	5.06
Hedging losses (thousands)	$(1,783)	$(6,810)
Effect of hedging losses (per Mcfe)	$(0.08)	$(0.39)
Lease Operating Expense (per Mcfe)
Lifting costs	$0.86	$0.74
Production tax and other costs	0.64	0.48
Gross margin (per Mcfe) (a)	$4.69	$3.85
Depreciation, depletion, amortization and accretion (per Mcfe)	$1.72	$1.40
Segment profit (thousands)	$64,830	$42,860

	Three Months Ended March 31,
	2005	2004
Gas Gathering, Marketing and Processing Operations
Throughput Volumes (Mcf per day)
Gathering	25,087	15,075
Processing	23,960	25,654
Gross margin (thousands) (a)	$3,263	$2,946
Gathering (per Mcf throughput)	$0.13	$0.21
Processing (per Mcf throughput)	$1.36	$1.13
Segment profit (thousands)	$2,632	$2,363
Oil Field Management Services
Segment profit (thousands)	$237	$312

(a) Excludes depreciation, depletion, amortization and accretion.

Period to Period Comparison

For the Three Months Ended March 31, 2005 and 2004

We reported net income of $33.1 million for the three months ended March 31, 2005, as compared to net income of $19.3 million for the same period in 2004, an increase of 72%. Total operating revenues increased 47% to $147.2 million in 2005 from $100.4 million in 2004. Operating profit increased 52% to $61.9 million in 2005 from $40.6 million in 2004, and net income before income taxes increased 69% to $52.7 million in 2005 from $31.3 million in 2004. The growth in operating revenues and operating profit was generated principally in our exploration and production segment, as the result of higher realized oil and gas prices (after hedging effects) and higher production levels in the 2005 period compared to the 2004 period. We recorded a 64% increase in income tax expense to $19.6 million ($19.1 million of which was deferred) for the three months in 2005 versus $12 million ($11.6 million of which was deferred) for the same period in 2004, due to the increase in pre-tax income. Basic and diluted earnings per share were $0.38 and $0.36, respectively in the 2005 period, versus basic and diluted earnings per share of $0.28 each in the 2004 period, an increase of 36% and 29%, respectively. The increase in net income was the primary factor causing the increase in basic and diluted earnings per share in the 2005 period. Common shares used in both the basic and diluted earnings per share calculation increased by 30% and 33%, respectively in the 2005 period compared to the 2004 period, partially due to the exercise of employee stock options and public warrants and the 60% increase in the average market price of our common stock in the 2005 period compared to the 2004 period, resulting in a higher calculated number of diluted shares outstanding in the 2005 period.

Exploration and Production Operations:

For the three months ended March 31, 2005, we reported oil production of approximately 1.1 million barrels and gas production of approximately 15.3 billion cubic feet, which represents an increase of 14% in oil produced and an increase of 29% in gas produced from the comparable period in 2004. Our reported equivalent daily rate of production, on a million cubic feet per day basis (Mmcfe per day), increased 26% to 242.1 Mmcfe per day in the 2005 period from 192.4 Mmcfe per day in the 2004 period due to the New Mexico and West Texas property acquisitions and the success of our drilling program. However, our production for the three months ended March 31, 2005 was approximately 11 Mmcfe/day less than we had anticipated for this period, due to weather and mechanical delays.

Oil revenues increased 73% to $49.1 million in the first quarter of 2005 compared to $28.3 million for the same period in 2004. The oil price received, after hedging effects, was $45.73 per Bbl in the 2005 period compared to $30.06 per Bbl in the 2004 period, an increase of 52%. The price received for oil before the effect of hedging was $47.09 per Bbl in the 2005 period versus $33.59 per Bbl in the 2004 period, an increase of 40%. Gas revenues increased 43% to $86.2 million in the first quarter of 2005 versus $60.3 million for the same period in 2004. The gas price received, after hedging effects, was $5.62 per Mcf in the 2005 period compared to $5.08 per Mcf for the same period in 2004, an increase of 11%. The price received for gas before the effect of hedging was $5.64 per Mcf in the 2005 period versus $5.37 per Mcf in the 2004 period, an increase of 5%. We realized a $1.8 million loss from hedging activities in the 2005 period versus a loss of $6.8 million in the 2004 period, an improvement of 74%, due to the expiration of lower-priced commodity hedging contracts. The hedge loss per equivalent unit produced was $0.08 per Mcfe in the 2005 period versus $0.39 per Mcfe in the 2004 period, a decline of 79% in the realized loss per Mcfe. The price received per equivalent unit produced before the effect of hedging was $6.29 per Mcfe in the 2005 period versus $5.45 in the 2004 period, an increase of 15%. Total oil and gas revenues increased 52% to $134.9 million in 2005 from $88.8 million in 2004. The increase in oil and gas revenues is attributable to the 15% increase in price per Mcfe before hedge losses, the 74% decrease in hedge losses, and the 24% increase in Mcfe sold in the 2005 period versus the 2004 period.

From time to time, we enter into various commodity hedging contracts in order to reduce our exposure to the volatility of oil and gas prices, which provides a base level of cash flow to fund capital expenditures. During the first quarter of 2005, hedging decreased the average price we received for oil by $1.36 per Bbl and decreased the average price we received for gas by $0.02 per Mcf. During the first quarter of 2005, we had approximately 60 Mmcf/day of gas hedged through cost-less collars with a weighted average floor price of $4.21 per Mmbtu and a weighted average ceiling price of $6.85 per Mbtu. We also had approximately 20 Mmcf/day of gas hedged through swap transactions at a price of $6.25 per Mmbtu. Approximately 47% of first quarter 2005 natural gas production was hedged. On the crude side, we had approximately 1,000 Bbls/day hedged through cost-less collars with weighted average floor price of $35.00 per Bbl and a weighted average ceiling price of $55.00 per Bbl. We also had approximately 1,000 Bbls/day of crude oil hedged through swap transactions at a price of $34.90 per Bbl. Approximately 17% of first quarter 2005 crude oil production was hedged. For the remainder of 2005, we have approximately 60 Mmcf/day of gas hedged through cost-less collars with a weighted average floor price of $4.21 per Mmbtu and a weighted average ceiling price of $6.85 per Mmbtu. We have approximately 20 Mmcf/day of gas hedged through swap transactions at a price of $6.25 per Mmbtu. On the crude side, we have approximately 1,000 Bbls/day hedged through cost-less collars with a weighted average floor price of $35.00 per Bbl and a weighted average ceiling price of $55.00 per Bbl. We have approximately 1,000 Bbls/day of crude oil hedged through swap transactions at a price of $34.90 per Bbl.

Lease operating expense consists of lifting costs and production taxes and other costs. For the 2005 period, lifting costs were $18.7 million versus $13.0 million in the 2004 period, an increase of 44%. Production taxes and other costs increased 67% to $13.9 million in the 2005 period from $8.4 million in the 2004 period. The increase in lifting costs was primarily attributable to the New Mexico and West Texas property acquisitions and new production added through our drilling program. Higher remedial, utility and service costs also caused these costs to increase in the 2005 period. For the 2005 period, lifting costs, on a unit of production basis, were $0.86 per Mcfe as compared to $0.74 per Mcfe in the 2004 period, an increase of 16%, due to higher workover, remedial, utility and service costs in the 2005 period compared to 2004. Production taxes and other costs were $0.64 per Mcfe produced in the 2005 period compared to $0.48 per Mcfe produced in the 2004 period, an increase of 33%. The increase in production taxes per Mcfe produced was caused by the increase in crude oil and natural gas prices received before hedging effects during the 2005 period compared to the 2004 period.

Our gross margin realized from exploration and production operations (oil and gas revenues less lease operating expenses) for the 2005 period was $102.3 million, or $4.69 per Mcfe, compared to $67.4 million, or $3.85 per Mcfe in the 2004 period, an increase of 22% on a per unit of production basis, as a result of a 23% increase in hedge adjusted revenue per Mcfe produced, reduced by a 23% increase in lease operating expense per Mcfe produced.

Depreciation, depletion, amortization and accretion of oil and gas properties was $37.4 million in the 2005 period versus $24.6 million in the 2004 period, an increase of 52%. The 2005 period included accretion expense related to asset retirement obligations of $890 thousand ($0.04 per Mcfe) compared to $698 thousand ($0.04 per Mcfe) in the 2004 period. On a unit of production basis, depreciation and depletion expense (excluding accretion expense) was $1.68 per Mcfe produced in the 2005 period versus $1.36 per Mcfe produced in the 2004 period. This 23% increase in the equivalent unit cost per Mcfe produced was due primarily to an increase in development costs, shorter reserve life properties associated with our activities in the Gulf of Mexico, and the cost of the New Mexico and West Texas property acquisitions.

Segment profit for exploration and production operations was $64.8 million for the three months ended March 31, 2005 versus $42.9 million for the same period in 2004, an increase of 51%, principally due to higher realized crude oil and natural gas prices and higher production levels, offset by higher lease operating expenses and higher depreciation, depletion, amortization and accretion expense.

Gathering, Marketing, and Processing Operations:

For the three months ended March 31, 2005, our gas gathering system throughput was 25.1 Mmcf/day versus 15.1 Mmcf/day for the same period in 2004, an increase of 66%, due to the operations of two new gathering systems beginning in late 2004. Gas processing throughput was 24.0 Mmcf/day in 2005 versus 25.7 Mmcf/day in 2004, a decrease of 7% due to normal production declines on wells supplying the plants.

Revenues from gas gathering, marketing, and processing increased 11% to $10.6 million in the 2005 period versus $9.5 million in the 2004 period. Operating costs for the gas gathering, marketing and processing segment were $7.3 million in the 2005 period and $6.6 million in the 2004 period, an increase of 12%. The revenue increase was the result of higher natural gas and natural gas liquids prices in the 2005 period compared to the 2004 period.

The gross margin realized from gas gathering, marketing, and processing for the 2005 period was $3.3 million versus $2.9 million in the 2004 period, an increase of 11%. The gas gathering margin was $0.13 per Mcf gathered in 2005 versus $0.21 per Mcf in 2004 due to lower margins per Mcfe on the new gathering systems. The gas processing margin was $1.36 per Mcf in 2005 compared to $1.13 per Mcf in 2004 due to higher commodities pricing.

Depreciation expense for gas gathering, marketing, and processing operations was 8% higher for the 2005 period at $631 thousand versus $583 thousand for the same period in 2004 due to the new gathering systems and other capital additions.

Segment profit for gas gathering, marketing, and processing operations was $2.6 million in the 2005 period versus $2.4 million for the 2004 period, an increase of 11%, principally due to higher commodity prices.

Oil Field Management Services Operations:

Revenues from oil field management services decreased 14% to $1.8 million in the first quarter of 2005 versus $2.0 million in the first quarter of 2004. The majority of this decrease is due to lower revenues generated by our majority-owned subsidiary, Metrix Networks, Inc. ("Metrix"). We have an 80% controlling interest in this entity.

Operating costs decreased 14% to $1.2 million in 2005 from $1.4 million in 2004, primarily due to decreases in Metrix operating expenses.

The gross margin for this segment in 2005 was $514 thousand versus $595 thousand in 2004, a decrease of 14%, due to Metrix.

Depreciation expense was $277 thousand in the 2005 period versus $283 thousand in the 2004 period, a decrease of 2%, due to some equipment becoming fully depreciated or sold during 2004 and 2005.

Segment profit was $237 thousand for the three months in 2005 versus $312 thousand for the same period in 2004.

Depreciation, Depletion, Amortization and Accretion:

Total depreciation, depletion, amortization and accretion expense was $38.3 million in the 2005 period versus $25.5 million in the 2004 period, an increase of 50%. This is primarily the result of the increased depletion and accretion rates in our exploration and production segment due to the New Mexico and West Texas property acquisitions, higher development costs, and shorter reserve life properties offshore.

General and Administrative Expenses:

General and administrative expenses for the 2005 period increased 51% to $7.7 million from $5.1 million in the 2004 period. The principal reasons for this increase were a $389 thousand decrease in salaries and incentive compensation expenses principally due to the planned merger, a $762 thousand increase in consulting fees due to the merger, a $187 thousand increase in accounting fees, a $259 thousand increase in Board of Directors' fees, a $792 thousand increase in expenses related to Sarbanes-Oxley compliance, and a $1.0 million increase in legal fees due to the search for strategic alternatives, the planned merger, and management changes.

Other Income and Expenses:

Other income was $501 thousand for the 2005 period versus $222 thousand in the 2004 period, an increase of 126%, primarily the result of receipts for guarantee fees and lawsuit settlements in 2005. The company recognized a $112 thousand loss in other non-cash hedging adjustments in the 2005 period versus a $94 thousand gain in the 2004 period. In the 2005 period, the entire loss relates to hedge ineffectiveness, while a gain of $198 thousand relates to amortization of commodity hedge assets acquired in the Prize merger and a loss of $104 thousand was due to hedge ineffectiveness during the 2004 period.

Interest expense was $9.6 million for the 2005 period versus $9.7 million for the 2004 period, a reduction of 1%. Our weighted average interest rate paid under our Facility was 4.3% in the 2005 period versus 3.3% in the 2004 period. Our overall weighted average interest rate (excluding costs associated with the early retirement of debt) was 6.1% in the 2005 period versus 6.5% in the 2004 period.

The effective tax rate was 37.3% and 38.4% for the three months ended March 31, 2005 and 2004, respectively. The variance from the statutory rate of 35% was primarily due to state income taxes and permanent tax differences associated with our KSOP Plan. We also reduced our blended state income tax rate from 2.875% to 1.2% during the fourth quarter of 2004 due to a change in estimate of the amount of income from our offshore properties and properties held by a limited partnership which are not subject to state income taxes. This resulted in lower state tax rates being used during the first quarter of 2005 than during the similar period in 2004.

Liquidity and Capital Resources

CASH FLOW AND WORKING CAPITAL. Net cash provided by operating activities for the three months ended March 31, 2005 increased $10.8 million to $68.9 million, from $58.2 million for the same period during 2004. The main contributor of this increase was our substantial increase in net income in the 2005 period. Please refer to our period to period comparisons in the above sections for an analysis of this increase by operating segment.

Our net working capital position at March 31, 2005 was a deficit of $15.7 million. On that date, we had $302.5 million available to be drawn under our $525 million Facility. A large factor in our working capital deficit at March 31, 2005 is our current derivative liability of $44.6 million, partially offset by current deferred tax assets of $16.1 million, which we have recorded on our hedged positions for the next twelve months due to continued increases in commodities prices over our hedged ceiling prices. If actual commodities prices realized remain higher than our hedged ceiling prices on these positions, our resulting higher cash proceeds received on our production should offset any actual amounts paid out related to these liabilities.

INVESTING ACTIVITIES. Net cash used in investing activities was $91.6 million in the 2005 three month period. We made capital expenditures of $93.0 million under our capital budget during 2005. Our capital expenditures are discussed in further detail below. For 2005, we also received proceeds from the sales of property and equipment of $1.3 million, net of certain purchase price adjustments related to 2004 divestitures.

In the 2004 three month period, net cash used in investing activities was $59.2 million. We made capital expenditures of $59.7 million under our capital budget during 2004. Additionally during 2004, we also received proceeds from the sales of property and equipment of $528 thousand, net of certain purchase price adjustments related to both 2003 and 2004 divestitures.

FINANCING ACTIVITIES. Net cash provided by financing activities was $10.3 million for the three month period ending March 31, 2005. We borrowed a total of $24.5 million, and we repaid borrowings of $122.9 million. We paid $81 thousand in fees related to our Facility and received net proceeds from the issuance of common stock pursuant to our employee stock option plans and exercise of public warrants of $108.7 million.

Net cash used in financing activities was $11.1 million for the three month period in 2004. We borrowed a total of $26.5 million during the period and repaid borrowings of $42.0 million. We paid $106 thousand in fees related to our Facility and received net proceeds from the issuance of common stock pursuant to our employee stock option plans of $4.5 million.

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

At March 31, 2005, we had $302.5 million available under our Facility which had a borrowing base of $525 million.

On a semi-annual basis, our borrowing base under our Facility is redetermined by the financial institutions who have committed to the company based on their review of our proved oil and gas reserves and other assets. If the outstanding senior bank debt exceeds the redetermined borrowing base, the company must repay the excess. We completed our last redetermination on April 12, 2005, which resulted to no changes in our borrowing base or maximum borrowings. The next redetermination date will have an effective date of June 30, 2005 and will have a completion date of no later than November 10, 2005.

On February 18, 2005, our 40% owned subsidiary, Apple Tree Holdings, LLC ("Apple Tree"), entered into a $20.6 million construction loan agreement ("Construction Loan"). The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado. The Construction Loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25% and will mature no later than July 31, 2006. Total borrowings under this loan at March 31, 2005 were $8.9 million, of which our share was $3.5 million.

On January 1, 2005, we granted 5,580 shares of treasury stock to the Board of Directors as payment for half of their retainer fee. The other half will be paid in July 2005.

Magnum Hunter had 7,228,457 warrants outstanding as of December 31, 2004, with an expiration date of March 15, 2005. Of these warrants, 6,819,648 were exercised, providing net proceeds of approximately $102 million and the remaining 408,809 warrants expired.

Our internally generated cash flow, results of operations, and financing for our operations are substantially dependent on oil and gas prices. To the extent that oil and gas prices decline, our earnings and cash flows may be adversely affected. This adverse effect may be mitigated by our commodity hedging activities. We believe that our cash flow from operations, existing working capital, and availability under our Facility will be sufficient to meet interest payments and to fund the capital expenditure budget for the year 2005.

CAPITAL EXPENDITURES. During the three month period in 2005, our total capital expenditures were $93.0 million. Exploration activities accounted for $23.4 million, development activities accounted for $61.9 million, property acquisitions accounted for $6.8 million, and additions to other assets accounted for $855 thousand of the capital expenditures. We participated in the drilling of 41 wells during the 2005 period, of which 38 were deemed commercial, for a 93% overall success rate. Of the 41 wells drilled, 8 were exploratory wells, of which 6 were successful, and 33 were development wells, 32 of which were successful. As of March 31, 2005, we had total unproved oil and gas property costs of $112.0 million.

Our Board of Directors approved a capital budget of up to $250 million for calendar year 2005. We are not contractually obligated to proceed with any of our material budgeted capital expenditures. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within our control or ability to forecast, including drilling results, oilfield service costs, partner capital plans, and changes in oil and gas prices. As a result, actual capital expenditures may vary significantly from current expectations. We anticipate that this budget will be funded by our cash flow from operations as well as utilization of our Facility. In the normal course of business, we review opportunities for the possible acquisition of oil and gas reserves and activities related thereto. When potential acquisition opportunities are deemed consistent with our growth strategy, bids or offers in amounts and with terms acceptable to us may be submitted. It is uncertain whether any such bids or offers which may be submitted by us from time to time will be acceptable to the sellers. In the event of a future significant acquisition, utilizing cash, we may require additional financing in connection therewith.

RECENT TRENDS. The following is a discussion of recent trends we consider important and our assessment of the impact of these trends on our business plan.

Commodity prices. Since mid-year 2002, crude oil and natural gas commodity prices have increased significantly. We believe that natural gas prices (NYMEX index) will average between $4.00 and $7.00 per Mcf over the next several years and will likely remain volatile. We have based our 2005 capital and operating budgets on prices of approximately $6.22 per Mcf. Crude oil prices have recently increased significantly, but in our view are much more variable due to worldwide political and economic factors. For 2005 budgeting purposes, we have assumed crude prices will average approximately $45.60 per Bbl (NYMEX index). Our production mix is largely natural gas, and therefore our gross margins are largely driven by natural gas prices.

Interest rates. We have experienced an unusually low interest rate environment for the past several years. We expect interest rates to increase moderately over the next several years. By December 31, 2005, we expect that approximately 39% of our debt will be fixed at 9.6% through at least 2007 and potentially 2012, with the remaining 61% to be variable rate debt.

Depreciation, depletion, amortization and accretion (DD & A). Our exploration and production segment DD&A rate has increased an annual average of 14% per year since 1999. This increase is primarily attributable to our increased capital expenditures in the offshore Gulf of Mexico region, where our finding and development costs per unit are higher than our average finding and development costs per unit have been historically onshore. We expect to continue to spend a significant percentage of our total capital expenditures budget on offshore Gulf of Mexico projects due to economic parameters experienced in that region. Assuming similar results in our drilling activities and reserve recognition to what we have been achieving, we would expect our DD&A rate to continue to increase.

Management's assessment of the impact of these trends on our business plan. We have concentrated our capital budget in areas where we expect to realize the highest financial benefits, including rate of return and return on capital deployed. As such, we have dedicated significant portions of our capital expenditure budget to the offshore Gulf of Mexico region and onshore in the Southeast New Mexico area over the past several years.

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

FORWARD-LOOKING STATEMENTS. This Form 10-Q and the information incorporated by reference contain statements that constitute "forward-looking statements" within the meaning Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors.

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

Hedging

We were obligated to five crude oil derivatives and seven natural gas derivatives on March 31, 2005. All outstanding derivatives qualify for cash flow hedge accounting treatment as defined within SFAS No. 133, which requires derivative assets and liabilities to be recorded at their fair value on the balance sheet with an offset for the effective part of the hedge to other comprehensive income. Hedge ineffectiveness on cash-flow hedges is recorded in earnings.

At March 31, 2005, the fair value of the company's derivatives were as follows (in thousands):

Derivative Liabilities
Natural gas collars	$(34,343)
Natural gas swaps	(9,757)
Crude oil collars	(8,109)
Crude oil swaps	(6,773)

Derivative Liability	$(58,982)

For the three month period ended March 31, 2005, the condensed consolidated statement of income includes non-cash hedging adjustment losses of $112 thousand related to hedge ineffectiveness on the crude oil and natural gas derivatives. It is estimated at this time that $28.4 million, net of income tax, of other comprehensive loss will be reclassified into the consolidated statement of income during the next 12 months.

New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" during March 2005. This Interpretation clarifies certain areas of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and gives more specific guidance on conditional retirement obligations and the circumstances in which retirement obligations would not need to be recognized due to uncertain timing or settlement methods. This Interpretation is effective for fiscal years ending on or after December 31, 2005. The adoption of this guidance would have no impact on our financial statements because we currently recognize all retirement obligations related to our properties.

The SEC Staff Accounting Bulletin ("SAB") 107 was released in March 2005 to provide additional implementation and disclosure guidance for FASB Statement No. 123(R), "Share Based Payment." This guidance will be effective for public companies upon their adoption of this FASB Statement No. 123(R), which would cause us to comply with this guidance January 1, 2006.

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

The following is a summary of the company's open commodity hedge contracts as of March 31, 2005:

Commodity	Type	Volume/Day	Duration	Weighted Average Price
Natural Gas	Collar	60,000 MMBTU	Apr 05 - Dec 05	$4.21 - $6.85
Natural Gas	Swap	20,000 MMBTU	Apr 05 - Dec 05	$6.25
Natural Gas	Collar	20,000 MMBTU	Jan 06 - Dec 06	$5.25 - $6.30
Crude Oil	Swap	1,000 BBL	Apr 05 - Dec 05	$34.90
Crude Oil	Collar	1,000 BBL	Apr 05 - Dec 05	$35.00 - $55.00
Crude Oil	Collar	1,000 BBL	Jan 06 - Dec 06	$30.00 - $35.85

Based on future market prices at March 31, 2005, the fair value of open commodity hedging contracts was a net liability of $59.0 million. If future market prices were to increase 10% from those in effect at March 31, 2005, the fair value of open contracts would be a net liability of $85.7 million. If future market prices were to decline 10% from those in effect at March 31, 2005, the fair value of the open contracts would be a net liability of $33.2 million.

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

The following table presents the carrying and fair value of the company’s debt along with average interest rates as of March 31, 2005. Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes and the Convertible Notes, which are valued at their last traded value before March 31, 2005.

Expected Maturity Dates	2005	2006-7	2012	2023	Total	Fair Value
(in thousands of dollars)

Variable Rate Debt:
Facility (a)	$--	$220,000	$--	$--	$220,000	$220,000
Convertible Notes (b)	--	--	--	125,000	125,000	184,844
Capital Lease (c)	761	2,860	--	--	3,621	3,621
Construction Loan (d)	--	3,542	--	--	3,542	3,542

Fixed Rate Debt:
Senior Notes (e)	$--	$--	$195,000	$--	$195,000	$218,400

(a)	The average interest rate on the Facility is 4.225%.
(b)	The average interest rate on the convertible notes is 3.01%. The rate on these notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018. The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase.
(c)	The average interest rate on the capital lease is 5.82%.
(d)	The interest rate on the Construction loan is 5.36%.
(e)	The interest rate on the senior notes due 2012 is a fixed 9.6%.

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

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Number	Description of Exhibit
3.1 & 4.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-18, File No.
33-30298-D).
3.2 & 4.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 1990).
3.3 & 4.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
Form SB-2, File No. 33-66190).
3.4 & 4.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Registration Statement on
Form S-3, File No. 333-30453).
3.5 & 4.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
3.6 & 4.6*	Amended and Restated By-Laws
3.7 & 4.7	Certificate of Designation of 1996 Series A Preferred Stock (Incorporated by reference to Form 8-K dated
December 26, 1996, filed January 3, 1997).
3.8 & 4.8	Amendment to Certificate of Designation for 1996 Series A Convertible Preferred Stock (Incorporated by
reference to Registration Statement on Form S-3, File No. 333-30453).
4.9	Form of Warrant Agreement by and between Magnum Hunter Resources, Inc. and American Stock Transfer & Trust
Company, as warrant agent (Incorporated by reference to Registration Statement on Form S-3, File No.
333-82552).
4.10	Indenture, dated March 15, 2002, between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Bankers Trust Company, as Trustee (Incorporated by reference to Form 10-K for the year ended
December 31, 2001).
4.11	Form of 9.6% Senior Note due 2007 (included in Exhibit 4.10).
4.12	Indenture dated December 15, 2003 between Magnum Hunter Resources, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee.
4.13	Form of Floating Rate Convertible Senior Notes due 2023 (included in Exhibit 4.12).
4.14	Shareholder Rights Agreement dated as of January 6, 1998 by and between Magnum Hunter Resources, Inc. and
Securities Transfer Corporation, as Rights Agent (Incorporated by reference to Form 8-K dated January 7,
1998, filed January 9, 1998).
10.1	Fourth Amended and Restated Credit Agreement dated March 15, 2002, as amended, between
Magnum Hunter Resources, Inc. and Bankers Trust Company, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2001).
10.2	First Amendment to Fourth Amended and Restated Credit Agreement, dated April 19, 2002 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.3	Second Amendment to Fourth Amended and Restated Credit Agreement, dated July 3, 2002 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.4	Third Amendment to Fourth Amended and Restated Credit Agreement, dated August 28, 2002 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to
Form 10-K for the year ended December 31, 2003).
10.5	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated September 6, 2002 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to
Form 10-K for the year ended December 31, 2003).
10.6	Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated November 20, 2002 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.7	Waiver and Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated May 2, 2003 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-K for the year ended December 31, 2003).
10.8	Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated August 8, 2003 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to
Form 10-K for the year ended December 31, 2003).

10.9	Waiver and Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated October 31, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.10	Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated December 10, 2003 between Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by
reference to Form 10-K for the year ended December 31, 2003).
10.11	Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated April 30, 2004 between
Magnum Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al (Incorporated by reference to Form 10-Q for the period ended March 31, 2004).
10.12	Eleventh Amendment to Fourth Amended and Restated Credit Agreement, dated July 15, 2004 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to
Form 10-Q for the period ended June 30, 2004.)
10.13	Twelfth Amendment to Fourth Amended and Restated Credit Agreement, dated October 15, 2004 between Magnum
Hunter Resources, Inc. and Deutsche Bank Trust Company Americas, et al. (Incorporated by reference to
Form 10-Q for the period ended September 30, 2004.)
10.14*	Limited Waiver and Consent dated March 3, 2005 between Magnum Hunter Resources, Inc. and Deutsche Bank
Trust Company Americas, et al.
10.15†	Employment Agreement for Gary C. Evans as amended. (Incorporated by reference to Form 10-Q for the period ended September 30, 2004.)
10.16†	Employment Agreement for Richard R. Frazier. (Incorporated by reference to Form 10-Q for the period ended September 30, 2004.)
10.17†	Employment Agreement for Chris Tong (Incorporated by reference to Form 10-K for the fiscal year-
end December 31, 2002).
10.18†	Employment Agreement for R. Douglas Cronk (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.19†	Employment Agreement for Charles Erwin (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 2002).
10.20†	Employment Agreement for Morgan F. Johnston.(Incorporated by reference to Form 10-Q for the period ended September 30, 2004.)
10.21	Purchase and Sale Agreement, dated February 27, 1997 among Burlington Resources Oil and Gas
Company, Glacier Park Company and Magnum Hunter Production, Inc. (Incorporated by reference to
Form 8-K, dated April 30, 1997, filed May 12, 1997).
10.22	Purchase and Sale Agreement dated November 25, 1998, between Magnum Hunter Production, Inc. and Unocal Oil
Company of California (Incorporated by reference to Form 10-K for the fiscal year-end December 31, 1998, filed April 14, 1999).
10.23	Agreement of Limited Partnership of Mallard Hunter, L.P., dated May 23, 2000 (Incorporated by reference to
Form 10-Q/A for the period ended June 30, 2000, filed November 30, 2000).
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K for the period ended December 31,
2001.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by Richard R. Frazier
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed by M. Bradley Davis
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by Richard R. Frazier
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 signed by M. Bradley Davis

* Filed herewith

          (b)     Reports on Form 8-K

During the three months ended March 31, 2005, we furnished the following Current Reports on Form 8-K:

          1.     Report on Form 8-K filed January 26, 2005 reporting on Items 8 and 9.

          2.     Report on Form 8-K filed January 28, 2005 reporting on Items 1 and 9.

          3.     Report on Form 8-K filed February 16, 2005 reporting on Items 2, 8 and 9.

          4.     Report on Form 8-K filed March 11, 2005 reporting on Items 5 and 8.

          5.     Report on Form 8-K filed March 18, 2005 reporting on Items 8 and 9.

          6.     Report on Form 8-K filed March 24, 2005 reporting on Items 8 and 9.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES, INC.

By	/s/ Richard R. Frazier Richard R. Frazier President and Chief Executive Officer	May 10, 2005

By	/s/ M. Bradley Davis M. Bradley Davis Senior Vice President and Chief Financial Officer	May 10, 2005

By	/s/ Morgan F. Johnston Morgan F. Johnston Sr. Vice President, General Counsel and Secretary	May 10, 2005

By	/s/ David S. Krueger David S. Krueger Vice President and Chief Accounting Officer	May 10, 2005